Form 10KSB
period 2007-12-31
Medical Billing Assistance Inc
filed 2008-02-27
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

Commission File No. 000-53012

MEDICAL BILLING ASSISTANCE, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	59-2851601
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

16325 East Dorado Ave.
Centennial , Colorado	80111
(Address of principal executive offices)	(zip code)

 (303) 667-6411
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 15, 2008 was 9,596,000.

FORM 10-KSB

Medical Billing Assistance, Inc.

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have no operating history in our present format, and have never been profitable.  We have negative stockholders equity.

Our parent company formed as a Colorado business entity in May 2007. At the present time, we have not engaged in any substantial business activity. Our subsidiary has had operations since 1994 but has never been profitable. We cannot say that we have a successful operating history. There can be no guarantee that we will ever be profitable. For the fiscal year ended 2006 and through December 31, 2007, we generated no revenues. We had net losses during these periods. On December 31, 2007 we had a negative stockholders equity of $51,725.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin active operations;

•	our ability to locate clients who will purchase our services; and

•	our ability to generate revenues.

 Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our limited operating history in our present format makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 1994. However, we only created our holding company in 2007. We have operated as a corporation in this present format for short amount of time. We have never developed substantial revenue. We believe that we have a limited operating history, based upon no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be continue to incur losses, which may result in a decline in our stock price.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We are implementing a strategy to grow our business, which is expensive and may not generate increases in our revenues.

We intend to grow our business, and we plan to incur expenses associated with our growth and expansion. Although we recently raised funds through offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving revenues, despite our attempts to grow our business. If our growth strategies do not result in significant revenues, we may have to abandon our plans for further growth or may even cease our proposed operations.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of December 31, 2007, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds, which may be loaned to us by Mr. West, our President. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with limited operating history in this format, we are inherently a risky investment.

We have limited operating history in this format. Because we are a company with limited operating history, the operations in which we engage in should be seen as an extremely risky business. An investor could lose his entire investment.

There are factors beyond our control, which may adversely affect us.

Our operations may also be affected by factors, which are beyond our control, principally general market conditions and changing client preferences.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our ability to grow our business depends on relationships with others. We have no established relationships at this time.  We may never develop such relationships. Further, if we were to lose those relationships, we could lose our ability to sell our services.

Most of our revenue and a majority of our gross profit are expected to come from selling our billing services to DME companies. While our relationships will change from time to time, we must rely upon DME companies for the services we plan to sell. At the present time, we do not have any DME companies as clients and cannot guarantee we will ever develop any such clients. If we do develop such clients, we risk that a given client will change its marketing strategy and de-emphasize its use of our services. Our ability to generate revenue from selling our services would diminish and our operations and results of operations would be materially and adversely affected.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

All of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their services than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in client requirements. In addition, some of our current and potential competitors have already established relationships with decision makers at our potential clients.

We may be unable to hire and retain key personnel.

Our future success depends on our ability to attract qualified personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs.

We may need to substantially invest in marketing efforts in order to grow our business, which will be expensive.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, and our services. We have not presented our service offering to the potential market. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability.

Our business is not diversified, which could result in significant fluctuations in our operating results.

All of our business is involved in the marketing of selling our billing services to DME companies, and, accordingly, is dependent upon trends in the sector. Downturns in the integrated data storage solutions sector could have a material adverse effect on our business. A downturn in selling our billing services sector may reduce our stock price, even if our business is successful.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Michael J. West, our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. West. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other companies, particularly those that market services such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of enhancements that reduce the need for our services;

•	departures of key personnel.

Of our total outstanding shares as of December 31, 2007, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limits the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted on in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Our primary business goal is to provide medical billing assistance to durable medical equipment companies (“DME”). A DME is a company, which sells or rents durable medical equipment to patients for use in their homes. Our plan is to help DME companies comply with constantly changing billing and documentation requirements thrust upon them by Medicare, Medicaid and Private Health Insurance Companies.  With our assistance, we believe that DME companies will have the opportunity to improve accuracy, completeness, and efficiency in record keeping resulting in a more rapid turn around for insurance claims they submit for services provided, with the result of fewer claim denials and, potentially, a significant improvement in their cash flow.

Our primary focus will be DME companies throughout the United States. We do not currently have any plans for expansion into other areas of business. At the present time, we have no active operations and are developing our business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent private offering. Any working capital will be generated from internal operations or from funds, which may be loaned to us by Mr. West, our President. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

Our parent company was incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc., a Florida corporation engaged in providing billing services to the medical community. I.V. Services Ltd., Inc. was incorporated in the State of Florida on September 28, 1987.

On June 30, 2007, we issued the 8,000,000 common shares to Mr. Michael West in exchange for 100% of the capital stock of IVS. Also on June 30, 2007, we issued 1,500,000 restricted common shares.

In September 2007, we completed a private placement offering of our common shares under the provisions of Rule 504 and analogous state securities laws. We raised a total of $24,000 in this private placement offering and sold a total of 96,000 shares.

We are comprised of one corporation with one wholly owned subsidiary, I. V. Services Ltd., Inc.(IVS). All of our operations are conducted through this corporation. IVS was established September 28, 1987 as a Florida Corporation.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

(c) PROPOSED OPERATIONS

We plan to initially operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

We are not presently marketing our services but plan to do so prior to June, 2008. We plan to utilize the expertise and existing business relationships of our principal officer, Mr. Michael West to develop our opportunities. All operational decisions will be made solely by Mr. West.

It should be noted, however, that we do not have any extensive history of successful operations. We have never been profitable. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

 (d) MARKETS

            Our sales strategy is to approach DME companies who wish to simplify and be more efficient in their health insurance billing practices. We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships developed by Mr. West over the 25 years he has been in the healthcare business and others that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop and strengthen our competitive edge. We plan to utilize the expertise of our principal officer to develop our business.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

Medical Billing Assistance, Inc. considers its principal competitors will be ACCUBILL Medical Billing Services, A – Perfect Medical Billing Service, Medical Billing Solutions Nationwide, Inc., MedTech Solutions, Resource One Medical Billing, LLC, and STAT Medical Consulting, Inc.

At this time, all of these companies have greater resources and manpower than we do. But, the success of any company in this business is based primarily on the accumulated knowledge and business relationships that have been developed over the years by their key personnel.  Most of our competitors have focused all of their efforts where their business relationships are strongest.  Any one of these companies could choose to compete with Medical Billing Assistance at any time. Intrusion into our market by these companies would make it difficult, but not impossible for us to compete.  This could adversely affect the results of our operations. Competition from these larger and more established companies is a significant threat and is expected to remain so in the immediate future. Significant competition could result in our failure to gain as many clients or we might even lose clients in the long run.  This could result in reduced or non-existent revenue. Thus, significant competitive pressures may impact our revenues and our growth.

Our principal effort at this time will be to begin developing a client base. Initially, we expect to rely heavily on the experience and business relationships of our principal officer.  Mr. West has developed numerous business relationships with other medical equipment companies over the years and we expect those relationships will result in our initial business clients. We believe that we will be able to develop significant customer loyalty based on the overall improvement our clients will see in their accounts receivables and turn around time in their claims processing.  Satisfied clients will also result in referrals of other new clients.

 (g) BACKLOG

At December 31, 2007, we had no backlogs.

(h) EMPLOYEES

           We have one full-time employee: Mr. Michael West, our President. Mr. West does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements, which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities, including HIPPA.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupy approximately 500 square feet of office space, which we rent from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own office equipment.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of December 31, 2007, there were there were 41 record holders of our common stock, and there were 9,596,000 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Reports

Since our registration statement under Form SB-2 has been declared effective, we are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

           The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

For the fiscal years ended December 2006 and 2007, we generated no revenue. As a result we have no operating history upon which to evaluate our business. In addition, we have a history of losses. We had net losses of   $2,970 and $16,442 for the fiscal years ended December 2006 and 2007, respectively.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a consulting practice with regard to providing medical billing assistance to durable medical equipment companies and our ability to generate revenues.

We had operating expenses of $902 and $14,463 for the fiscal years ended December 2006 and 2007.

We currently have no revenue but continue to develop our plan to provide medical billing assistance to durable medical equipment companies.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of December 31, 2007, we had cash or cash equivalents of $11,451.

Net cash used for operating activities was $1,387, and $13,338 for the fiscal years ended December 2006 and December 31, 2007, respectively.

Cash flows from investing activities were $-0- for the fiscal years ended December 2006 and December 31, 2007, respectively.

Cash flows provided by financing activities were $1,294, and $24,559 for the fiscal years ended December 2006 and December 31, 2007, respectively. These cash flows were all related to sales of stock.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a management consulting practice with regard to accounting, computer and general business issues for small and home-office based companies and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner, which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

MEDICAL BILLING ASSISTANCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2007

MEDICAL BILLING ASSISTANCE, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F - 3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F - 4
Consolidated statements of operation	F- 5
Consolidated statements of stockholders' equity	F - 6
Consolidated statements of cash flows	F - 7
Notes to consolidated financial statements	F - 8

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Medical Billing Assistance, Inc.
Centennial, Colorado

I have audited the accompanying consolidated balance sheet of Medical Billing Assistance, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Billing Assistance, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                            /s/ Ronald R. Chadwick, P.C.
February 20, 2008                                                                                RONALD R. CHADWICK, P.C.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEET

Dec. 31, 2007
ASSETS

Current assets
Cash	$11,451
Total current assets	11,451

Total Assets	$11,451

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$149
Related party payables	40,549
Notes payable	22,478
Total current liabilities	63,176

Total Liabilities	63,176

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596
Additional paid in capital	20,956
Accumulated deficit	(82,277)

Total Stockholders' Equity	(51,725)

Total Liabilities and Stockholders' Equity	$11,451

The accompanying notes are an integral part of the consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007

Revenue	$-	$-

Operating expenses:
General and administrative	902	14,463
	902	14,463

Gain (loss) from operations	(902)	(14,463)

Other income (expense):
Interest expense	(2,068)	(1,979)

Income (loss) before
provision for income taxes	(2,970)	(16,442)

Provision for income tax	-	-

Net income (loss)	$(2,970)	$(16,442)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,000,000	8,600,083

The accompanying notes are an integral part of the consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Stock-
	Common Stock (1)		Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2005	8,000,000	$8,000	$(3,000)	$(62,865)	$(57,865)

Gain (loss) for the year				(2,970)	(2,970)

Balances at December 31, 2006	8,000,000	$8,000	$(3,000)	$(65,835)	$(60,835)

Paid in capital			52		52

Sales of common stock	1,596,000	1,596	23,904		25,500

Gain (loss) for the period				(16,442)	(16,442)

Balances at Sept. 30, 2007 (Unaudited)	9,596,000	$9,596	$20,956	$(82,277)	$(51,725)

The accompanying notes are an integral part of the consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(2,970)	$(16,442)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	11	(28)
Related party payables	4,346	3,132
Net cash provided by (used for)
operating activities	1,387	(13,338)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

The accompanying notes are an integral part of the consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Medical Billing Assistance, Inc. (the “Company”), was incorporated in the State of Colorado on May 30, 2007. The Company was formed to act as a holding corporation for I.V. Services Ltd., Inc., a Florida corporation engaged in providing billing services to the medical community. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. I.V. Services Ltd., Inc. was incorporated in the State of Florida on September 28, 1987. On June 30, 2007 in an acquisition classified as a transaction between parties under common control, Medical Billing Assistance, Inc. acquired all the outstanding common shares of I.V. Services Ltd., Inc. (8,000,000 Medical Billing Assistance, Inc. common shares were issued for 100 common shares of I.V. Services Ltd., Inc.), making I.V. Services Ltd., Inc. a wholly owned subsidiary of Medical Billing Assistance, Inc.. Financial activity of the Company up to June 30, 2007 as represented in the financial statements is that of I.V. Services Ltd., Inc., as Medical Billing Assistance, Inc. had no activity. The results of operations of Medical Billing Assistance, Inc. and I.V. Services Ltd., Inc. have been consolidated from June 30, 2007 forward.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Medical Billing Assistance, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at December 31, 2006 and 2007 owed $37,417 and $40,549 to an officer for non-interest bearing, due on demand working capital advances.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. Until 2007, the Company's subsidiary, I.V. Services Ltd., Inc. operated as an S-Corporation for tax purposes. At December 31, 2007, the Company had approximately $16,500 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $3,300 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2007 was approximately $3,300.

NOTE 4. NOTES PAYABLE

At December 31, 2006 and 2007 the Company owed a bank $23,471 and $22,478 under a line of credit note payable. The line of credit is secured by all Company assets, guaranteed by a Company officer, due on demand, and bears interest at prime plus 6%. Interest expense under the note in 2006 and 2007 was $2,068, and $1,979. Accrued interest payable at each date was $177 and $149.

NOTE 5.  GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to generate revenues from sales of its medical billing services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Michael West	53	President, Treasurer, Director
Stephen West	52	Secretary and Director

Michael J. West has been our President, Treasurer and a Director since our inception in 1994. Mr. West has been involved with electronic billing of medical claims to Medicare since 1988.  He has participated successfully in all aspects of the appeal process with Medicare for denied claims, including telephone hearings, face-to-face hearings and hearings before an administrative law judge. In 1992 he established Canfield Medical Supply, Inc., which is provider of DME home products, and continues to operate this company through the present. He co-founded ElectroMed in October 1998 and has also been involved with this company through the present. Electromed helps companies identify problems with their accounts receivable and improve bottom line profits. He has a B.A. Degree in Biology from Wittenberg University. 1977. He plans to devote approximately 20 hours per month to our affairs.

Stephen West has been our Secretary and Director since our holding company was founded in May, 2007.  He has been involved in the computer data storage market since 1978.  He spent twenty-two years at Storage Technology Corporation where he held positions as Director of Sales for their Telecommunications Region, Vice President and General Manager of the Western Region and Vice President of Global Accounts.  Mr. West also worked for Qwest Cyber Solutions as Director of Channel Sales.  Since March 2001, he has been the Executive Vice President of Sales for PeakData Inc., a computer data storage company. He is also one of its founders. PeakData, Inc. focuses on sales and integration of enterprise storage solutions for fortune 1000 companies in the telecommunications, medical, and financial industries.  Mr. West graduated from the University of Cincinnati with a BBA in 1978.

Family Relationships

Michael and Stephen West are brothers. Neither can be considered an independent director. As a result, none of our directors is independent.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officers or directors in the last three years. Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

 None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

 No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,596,000 common shares were issued and outstanding as of December 31, 2007.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Michael West	8,216,500	85.6%
16325 East Dorado Ave.
Centennial, CO 80111

Stephen West	216,500	2.3%
16325 East Dorado Ave.
Centennial, CO 80111

All Officers and Directors as a Group	8,433,000	87.9%
(two persons)
_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space, which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

At December 31, 2006 and 2007, we owed $37,417 and $40,549, respectively, in loans to Mr. Michael West. The loans are non-interest bearing and due on demand. The loans were made for working capital advances. Mr. West has agreed to continue to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description
3.1*	Articles of Incorporation of Medical Billing Assistance, Inc.
3.2*	Bylaws of Medical Billing Assistance, Inc.
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

(b)     Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal years ended December 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows in this prospectus have been audited by Ronald R. Chadwick, P.C., of Aurora, Colorado, independent registered public accounting firm, to the extent and for the periods set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $6,650 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2008.

MEDICAL BILLING ASSISTANCE, INC.

By:	/s/ Michael West
Michael West
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 26, 2008	By:	/s/ Michael West
Michael West
Director

Date: February 26, 2008	By:	/s/ Stephen West
Stephen West
Director