Form 10QSB
period 2008-03-31
Medical Billing Assistance Inc
filed 2008-05-13
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ ]    No [X]

As of May 1, 2008, registrant had outstanding 9,596,000 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

Medical Billing Assistance, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

Mar. 31, 2008
ASSETS

Current assets
Cash	$3,065
Total current assets	3,065

Total Assets	$3,065

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$116
Related party payables	41,449
Notes payable	22,108
Total current liabilties	63,673

Total Liabilities	63,673

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596
Additional paid in capital	20,956
Accumulated deficit	(91,160)

Total Stockholders' Equity	(60,608)

Total Liabilities and Stockholders' Equity	$3,065

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Revenue	$-	$-

Operating expenses:
General and administrative	86	8,519
	86	8,519

Gain (loss) from operations	(86)	(8,519)

Other income (expense):
Interest expense	(441)	(364)

Income (loss) before
provision for income taxes	(527)	(8,883)

Provision for income tax	-	-

Net income (loss)	$(527)	$(8,883)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,000,000	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(527)	$(8,883)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(71)	(33)
Related party payables	750	900
Net cash provided by (used for)
operating activities	152	(8,016)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Cash Flows From Financing Activities:
Notes payable - payments	(238)	(370)
Sales of common stock
Paid in capital
Net cash provided by (used for)
financing activities	(238)	(370)

Net Increase (Decrease) In Cash	(86)	(8,386)

Cash At The Beginning Of The Period	230	11,451

Cash At The End Of The Period	$144	$3,065

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$512	$396
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have no substantial operating history in our present format, and have never been profitable.  We have negative stockholders equity.

Our parent company formed as a Colorado business entity in May 2007. At the present time, we have not engaged in any substantial business activity. Our subsidiary has had operations since 1994 but has never been profitable. We cannot say that we have a successful operating history. There can be no guarantee that we will ever be profitable.  On March 31, 2008, we had a  negative stockholders equity of $60,608.

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

For the fiscal years ended December 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

■	our ability to begin substantial operations;

■	our ability to locate clients who will purchase our services; and

■	our ability to generate revenues.

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

The concept for our business model was developed in 1994. However, we only created our holding company in 2007. We have operated as a corporation in this present format for short amount of time. We have never developed substantial revenue. We believe that we have a limited operating history, based upon no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

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

As of March 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares as of March 31, 2008, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2008 and March 31, 2007.

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

Comparing our operations, we had no revenues for the three months ended March 31, 2008 or for the three months ended March 31, 2007.

Operating expenses, which consists only of general and administrative expenses for the three months ended March 31, 2008 was $8,519. This compares to operating expenses for the three months ended March 31, 2007 of $86. The major component of operating expenses were professional fees.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had a net loss of $8,883 for the three months ended March 31, 2008. This compares with a net loss of $527 for the three months ended March 31, 2007.

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

Liquidity and Capital Resources

As of March 31, 2008, we had cash or cash equivalents of $3,065.

Net cash used for operating activities was $8,016 for the period ended March 31, 2008, compared to cash provided for operating activities of $152 for the period ended March 31, 2007.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows used or provided by financing activities were $370 for the period ended March 31, 2008, compared to cash provided for operating activities of $238 for the period ended March 31, 2007.

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

Plan of Operation.

Our plan for the twelve months beginning January 1, 2008 is to operate at a profit or at break even. Our plan is to attract sufficient additional sales within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location within the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our services. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our services. Our resources consist of our available cash and advances from Mr. West, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $35,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. West, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. West, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
3.1*	Articles of Incorporation of Medical Billing Assistance, Inc.
3.2*	Bylaws of Medical Billing Assistance, Inc.
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

    * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2008.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer