Form 10-Q
period 2008-06-30
Medical Billing Assistance Inc
filed 2008-08-18
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

FORM 10-Q

Medical Billing Assistance, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	1
Consolidated statements of operations	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

		June 30, 2008
	Dec. 31, 2007	(Unaudited)
ASSETS

Current assets
Cash	$11,451	$228
Total current assets	11,451	228

Total Assets	$11,451	$228

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$149	$103
Related party payables	40,549	42,079
Notes payable	22,478	21,820
Total current liabilties	63,176	64,002

Total Liabilities	63,176	64,002

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	20,956	20,956
Accumulated deficit	(82,277)	(94,326)

Total Stockholders' Equity	(51,725)	(63,774)

Total Liabilities and Stockholders' Equity	$11,451	$228

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales	$-	$6,576	$-	$6,576
Cost of goods sold		7,204		7,204

Gross profit (loss)	-	(628)	-	(628)

Operating expenses:
General and administrative	36	2,209	122	10,728
	36	2,209	122	10,728

Gain (loss) from operations	(36)	(2,837)	(122)	(11,356)

Other income (expense):
Interest expense	(589)	(329)	(1,030)	(693)

Income (loss) before
provision for income taxes	(625)	(3,166)	(1,152)	(12,049)

Provision for income tax	-	-	-	-

Net income (loss)	$(625)	$(3,166)	$(1,152)	$(12,049)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,000,000	9,596,000	8,000,000	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(1,152)	$(12,049)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(9)	(46)
Related party payables	1,509	1,530
Net cash provided by (used for)
operating activities	348	(10,565)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008

Cash Flows From Financing Activities:
Notes payable - payments	(470)	(658)
Sales of common stock	1,067
Paid in capital	52
Net cash provided by (used for)
financing activities	649	(658)

Net Increase (Decrease) In Cash	997	(11,223)

Cash At The Beginning Of The Period	230	11,451

Cash At The End Of The Period	$1,227	$228

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,039	$739
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2008 and for the six months ending June 30, 2008. This compares to the three months ending June 30, 2007 and for the six months ending June 30, 2007.

Comparing our operations, we had revenues of $6,576 for the three months ended June 30, 2008 and for the six months ending June 30, 2008. We had no revenues for the three months ending June 30, 2007 or for the six months ending June 30, 2007.

We had cost of goods of $7,204 for the three months ended June 30, 2008 and for the six months ending June 30, 2008, which resulted in a gross loss of $628 for the relevant periods. We had no cost of goods for the three months ending June 30, 2007 or for the six months ending June 30, 2007.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2008 were $2,209, for the six months ending June 30, 2008 were $10,728, we had operating expenses of $36 for the three months ended June 30, 2007 and $122 for the six months ending June 30, 2007.

The major components of operating expenses include general and administrative, professional fees, and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant as our revenues develop. Each additional sale or service and correspondingly the gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $3,166 for the three months ended June 30, 2008 and $12,049 for the six months ending June 30, 2008. We had a net loss of $625 for the three months ended June 30, 2007 and $1,152 for the six months ending June 30, 2007.

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

Liquidity and Capital Resources

As of June 30, 2008, we had cash or cash equivalents of $228.

Net cash used for operating activities was $10,565 for the period ended June 30, 2008, compared to cash provided by operating activities of $348 for the period from inception through June 30, 2007. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used for financing activities was $658 for the period ended June 30, 2008, compared to cash provided by financing activities of $649 for the period from inception through June 30, 2007. The cash flows provided by financing activities are all related to stock sales.

Over the next twelve months we do not expect any material capital costs to develop operations. We plan to buy office equipment to be used in our operations.

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

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been profitable. We cannot say that we have a successful operating history. There can be no guarantee that we will ever be profitable.  On June 30, 2008, we had a negative stockholders equity of $63,774.

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

As of June 30, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

·       actual or anticipated fluctuations in our operating results;

·       changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

·       changes in market valuations of other companies, particularly those that market services such as ours;

·       announcements by us or our competitors of significant innovations,  acquisitions, strategic partnerships, joint ventures or  capital commitments;

·       introduction of enhancements that reduce the need for our services;

·       departures of key personnel.

Of our total outstanding shares as of June 30, 2008, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no reports under cover of Form 8K for the fiscal quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 18, 2008.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer