Form 10-Q
period 2008-09-30
Medical Billing Assistance Inc
filed 2008-11-12
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53012

MEDICAL BILLING ASSISTANCE, INC.
 (Exact Name of Registrant as specified in its charter)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 7, 2008, was 9,596,000.

FORM 10-Q

Medical Billing Assistance, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

Medical Billing Assistance, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)

Current assets
Cash	$11,451	$1,109
Total current assets	11,451	1,109

Total Assets	$11,451	$1,109

Current liabilities
Accrued payables	$149	$101
Related party payables	40,549	42,873
Notes payable	22,478	21,226
Total current liabilties	63,176	64,200

Total Liabilities	63,176	64,200

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	20,956	20,956
Accumulated deficit	(82,277)	(93,643)

Total Stockholders' Equity	(51,725)	(63,091)

Total Liabilities and Stockholders' Equity	$11,451	$1,109

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008

Sales	$-	$8,541	$-	$15,117
Cost of goods sold		6,063		13,267

Gross profit (loss)	-	2,478	-	1,850

Operating expenses:
General and administrative	66	1,697	188	12,425
	66	1,697	188	12,425

Gain (loss) from operations	(66)	781	(188)	(10,575)

Other income (expense):
Interest expense	(473)	(98)	(1,503)	(791)

Income (loss) before
provision for income taxes	(539)	683	(1,691)	(11,366)

Provision for income tax	-	-	-	-

Net income (loss)	$(539)	$683	$(1,691)	$(11,366)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,067,000	9,596,000	8,365,667	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(1,691)	$(11,366)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(21)	(48)
Related party payables	2,282	2,324
Net cash provided by (used for)
operating activities	570	(9,090)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Financing Activities:
Notes payable - payments	(708)	(1,252)
Sales of common stock	23,567
Paid in capital	52
Net cash provided by (used for)
financing activities	22,911	(1,252)

Net Increase (Decrease) In Cash	23,481	(10,342)

Cash At The Beginning Of The Period	230	11,451

Cash At The End Of The Period	$23,711	$1,109

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,524	$1,041
Cash paid for income taxes	$-	$-

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the three months ending September 30, 2008 and for the nine months ending September 30, 2008. This compares to the three months ending September 30, 2007 and for the nine months ending September 30, 2007.

Comparing our operations, we had revenues of $8,541 for the three months ended September 30, 2008 and $15,117 for the nine months ending September 30, 2008. We had no revenues for the three months ending September 30, 2007 or for the nine months ending September 30, 2007.

We had cost of goods of $6,063 for the three months ended September 30, 2008 and $13,267 for the nine months ending September 30, 2008, which resulted in a gross profit of $2,478 for the three months ended September 30, 2008 and $1,850 for the nine months ending September 30, 2008,. We had no cost of goods for the three months ending September 30, 2007 or for the nine months ending September 30, 2007.

Operating expenses, which include general and administrative expenses for the three months ended September 30, 2008 were $1,697 and $12,425 for the nine months ending September 30, 2008. We had operating expenses of $66 for the three months ended September 30, 2007 and $188 for the nine months ending September 30, 2007.

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

We had a net profit of $683 for the three months ended September 30, 2008 and a net loss of $11,366 for the nine months ending September 30, 2008. We had a net loss of $539 for the three months ended September 30, 2007 and $1,691 for the nine months ending September 30, 2007.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash or cash equivalents of $1,109.

Net cash used for operating activities was $9,090 for the nine months ended September 30, 2008, compared to cash provided by operating activities of $570 for the nine months ended September 30, 2007. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used for financing activities was $1,252 for the nine months ended September 30, 2008, compared to cash provided by financing activities of $22,911for the nine months ended September 30, 2007. The cash flows provided by financing activities are all related to stock sales or notes payable.

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

RISKS ASSOCIATED WITH OUR COMPANY:

We have a limited operating history in our present format, and have no history of consistent profitability. We have negative stockholders equity.

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been profitable. We cannot say that we have a successful operating history. Although we were profitable in our most recent fiscal quarter, there can be no guarantee that we will be profitable on a consistent basis.  On September 30, 2008, we had a negative stockholders equity of $63,091.

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

For the fiscal years ended December 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

·	our ability to begin substantial operations;

·	our ability to locate clients who will purchase our services; and

·	our ability to generate revenues.

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

As of September 30, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares as of September 30, 2008, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2008.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer