Form 10-K
period 2008-12-31
Medical Billing Assistance Inc
filed 2009-04-07
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
                Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                                          Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 25, 2009 was 9,596,000.

FORM 10-K

Medical Billing Assistance, Inc.

INDEX
\

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

General

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Organization

As of December 31, 2008, we are comprised of one corporation with one wholly-owned subsidiary. Medical Billing Assistance, Inc., a Colorado corporation is the parent, and our wholly-owned subsidiary is I.V. Services Ltd., Inc., a Florida corporation, which was established September 28, 1987. All of our operations are conducted out of our wholly-owned subsidiary.

Operations

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

Our primary focus will be DME companies throughout the United States. We do not currently have any plans for expansion into other areas of business. At the present time, we have no active operations and are developing our business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent private offering. Any working capital will be generated from internal operations or from funds, which may be loaned to us by Mr. West, our President. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

We operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

We are t presently marketing our services. We utilize the expertise and existing business relationships of our principal officer, Mr. Michael West to develop our opportunities. All operational decisions are made solely by Mr. West.

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

Customers and Competition

We consider our principal competitors to be ACCUBILL Medical Billing Services, A – Perfect Medical Billing Service, Medical Billing Solutions Nationwide, Inc., MedTech Solutions, Resource One Medical Billing, LLC, and STAT Medical Consulting, Inc.

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

 Backlog

At December 31, 2008, we had no backlogs.

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

Proprietary Information

           We own no proprietary information.

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

Item 1A. RISK FACTORS.

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

RISKS ASSOCIATED WITH OUR COMPANY:

We have a limited history in our present format, and have never been profitable.  We have negative stockholders equity.

Our parent company formed as a Colorado business entity in May 2007. We have a limited history of operations in our present format. Our subsidiary has had operations since 1994 but has never been profitable. We cannot say that we have a successful operating history. There can be no guarantee that we will ever be profitable. For the fiscal year ended 2007, we generated no revenues. For the fiscal year ended December 31, 2008, we generated $24,632 in revenues. We had net losses during these periods. On December 31, 2008 we had a negative stockholders equity of $61,583. On December 31, 2007 we had a negative stockholders equity of $51,725.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to develop substantial operations;

•	our ability to locate clients who will purchase our services; and

•	our ability to generate substantial revenues.

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

As of December 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds, which may be loaned to us by Mr. West, our President. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Of our total outstanding shares as of December 31, 2008, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

            As of December 31, 2008, there were there were 41 record holders of our common stock, and there were 9,596,000 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

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

Reports

Since our registration statement under Form SB-2 was declared effective, we have been subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

We had revenues of $24,632 for the fiscal year ended December, 2008. For the fiscal year ended December 2007, we generated no revenue.

Our cost of goods sold for the fiscal year ended December 31, 2008 was $17,943, compared to no cost of goods sold for the fiscal year ended December 31, 2007.

Our gross profit for the fiscal year ended December 31, 2008 was $6,689, compared to no gross profit for the fiscal year ended December 31, 2007.

Our operating expenses, which consisted entirely of general and administrative expenses, for the fiscal year ended December 31, 2008 was $15,360, compared to $14,463 in operating expenses for the fiscal year ended December 31, 2007.

We had net losses of   $9,858 and $16,442 for the fiscal years ended December 2008 and 2007, respectively.

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

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Liquidity and Capital Resources.

As of December 31, 2008, we had cash or cash equivalents of $2,985, compared to cash or cash equivalents of $11,451 at December 31, 2007.

Net cash used for operating activities was $6,592, and $13,338 for the fiscal years ended December 2008 and December 31, 2007, respectively.

Cash flows from investing activities were $-0- for the fiscal years ended December 2008 and December 31, 2007, respectively.

Cash flows used for financing activities were $1,874 for the fiscal year ended December 31, 2008. This represented a payment on a note payable. Cash flows provided by financing activities were $24,559 for the fiscal year ended December 31, 2007. These cash flows were all related to sales of stock.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MEDICAL BILLING ASSISTANCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2008

MEDICAL BILLING ASSISTANCE, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	17

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	18
Consolidated statements of operation	19
Consolidated statements of stockholders' equity	20
Consolidated statements of cash flows	21
Notes to consolidated financial statements	23

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Medical Billing Assistance, Inc.
Centennial, Colorado

I have audited the accompanying consolidated balance sheet of Medical Billing Assistance, Inc. as of December 31, 2007 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Billing Assistance, Inc. as of December 31, 2007 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                     /s/ Ronald R. Chadwick, P.C.
March 16, 2009                                                                       RONALD R. CHADWICK, P.C.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2008
ASSETS

Current assets
Cash	$11,451	$2,985
Total current assets	11,451	2,985

Total Assets	$11,451	$2,985

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$149	$66
Related party payables	40,549	43,898
Notes payable	22,478	20,604
Total current liabilties	63,176	64,568

Total Liabilities	63,176	64,568

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	20,956	20,956
Accumulated deficit	(82,277)	(92,135)

Total Stockholders' Equity	(51,725)	(61,583)

Total Liabilities and Stockholders' Equity	$11,451	$2,985

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Sales	$-	$24,632
Cost of goods sold		17,943
	-
Gross profit	-	6,689

Operating expenses:
General and administrative	14,463	15,360
	14,463	15,360

Gain (loss) from operations	(14,463)	(8,671)

Other income (expense):
Interest expense	(1,979)	(1,187)

Income (loss) before
provision for income taxes	(16,442)	(9,858)

Provision for income tax	-	-

Net income (loss)	$(16,442)	$(9,858)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,600,083	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Stock-
	Common Stock (1)		Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2006	8,000,000	$8,000	$(3,000)	$(65,835)	$(60,835)

Paid in capital			52		52

Sales of common stock	1,596,000	1,596	23,904		25,500

Gain (loss) for the year				(16,442)	(16,442)

Balances at Deccember 31, 2007	9,596,000	$9,596	$20,956	$(82,277)	$(51,725)

Gain (loss) for the year				(9,858)	(9,858)

Balances at Deccember 31, 2008	9,596,000	$9,596	$20,956	$(92,135)	$(61,583)

________________ (1) As restated for a 80,000 for 1 recapitalization on June 30, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(16,442)	$(9,858)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(28)	(83)
Related party payables	3,132	3,349
Net cash provided by (used for)
operating activities	(13,338)	(6,592)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Financing Activities:
Notes payable - payments	(993)	(1,874)
Sales of common stock	25,500	-
Paid in capital	52	-
Net cash provided by (used for)
financing activities	24,559	(1,874)

Net Increase (Decrease) In Cash	11,221	(8,466)

Cash At The Beginning Of The Year	230	11,451

Cash At The End Of The Year	$11,451	$2,985

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$2,007	$1,270
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

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
December 31, 2007 and 2008

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at December 31, 2007 and 2008 owed $40,549 and $43,898 to an officer for non-interest bearing, due on demand working capital advances.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. Until 2007, the Company's subsidiary, I.V. Services Ltd., Inc. operated as an S-Corporation for tax purposes. At December 31, 2007 and 2008 the Company had approximately $16,500 and $26,300 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at year end 2007 and 2008 of approximately $3,300 and $5,300 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was approximately $3,300 and $2,000.

NOTE 4. NOTES PAYABLE

At December 31, 2007 and 2008 the Company owed a bank $22,478 and $20,604 under a line of credit note payable. The line of credit is secured by all Company assets, guaranteed by a Company officer, due on demand, and bears interest at prime plus 6%. Interest expense under the note in 2007 and 2008 was $1,979 and $1,187. Accrued interest payable at each date was $149 and $66.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Michael West	54	President, Treasurer, Director
Stephen West	53	Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,596,000 common shares were issued and outstanding as of December 31, 2008.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space, which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

At December 31, 2008 and 2007, we owed $43,898 and $40,549, respectively, in loans to Mr. Michael West. The loans are non-interest bearing and due on demand. The loans were made for working capital advances. Mr. West has agreed to continue to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $7,500 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $6,650 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2009.

MEDICAL BILLING ASSISTANCE, INC.

By:	/s/ Michael West
Michael West
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 7, 2009	By:	/s/ Michael West
Michael West
Director

Date: April 7, 2009	By:	/s/ Stephen West
Stephen West
Director