Form 10-Q
period 2009-03-31
Medical Billing Assistance Inc
filed 2009-05-20
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009, was 9,596,000.

FORM 10-Q
Medical Billing Assistance, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

Medical Billing Assistance, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

		Mar. 31, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$2,985	$7,928
Total current assets	2,985	7,928

Total Assets	$2,985	$7,928

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$66	$65
Related party payables	43,898	44,498
Notes payable	20,604	20,059
Total current liabilties	64,568	64,622

Total Liabilities	64,568	64,622

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	20,956	20,956
Accumulated deficit	(92,135)	(87,246)

Total Stockholders' Equity	(61,583)	(56,694)

Total Liabilities and Stockholders' Equity	$2,985	$7,928

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Sales	$-	$17,830
Cost of goods sold		1,293

Gross profit	-	16,537

Operating expenses:
General and administrative	8,519	11,458
	8,519	11,458

Gain (loss) from operations	(8,519)	5,079

Other income (expense):
Interest expense	(364)	(190)

Income (loss) before
provision for income taxes	(8,883)	4,889

Provision for income tax	-	-

Net income (loss)	$(8,883)	$4,889

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	8,000,000	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(8,883)	$4,889

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(33)	(1)
Related party payables	900	600
Net cash provided by (used for)
operating activities	(8,016)	5,488

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Cash Flows From Financing Activities:
Notes payable - payments	(370)	(545)
Sales of common stock
Paid in capital
Net cash provided by (used for)
financing activities	(370)	(545)

Net Increase (Decrease) In Cash	(8,386)	4,943

Cash At The Beginning Of The Period	11,451	2,985

Cash At The End Of The Period	$3,065	$7,928

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$396	$192
Cash paid for income taxes	$-	$-

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

Basis of Presentation
e accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2009 and March 31, 2008.

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

Comparing our operations, we had $17,830 in revenues for the three months ended March 31, 2009, compared to no revenues for the three months ended March 31, 2008.

We had $16,537 in gross profit for the three months ended March 31, 2009, compared to no gross profit for the three months ended March 31, 2008.

Operating expenses, which consists only of general and administrative expenses for the three months ended March 31, 2009 were $11,458. This compares to operating expenses for the three months ended March 31, 2008 of $8,519. The major component of operating expenses were professional fees.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had net income of $4,889 for the three months ended March 31, 2009. This compares with a net loss of $8,883 for the three months ended March 31, 2008.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash or cash equivalents of $7,928.

Net cash provided by operating activities was $5,488 for the period ended March 31, 2009, compared to cash used for operating activities of $8,016 for the period ended March 31, 2008.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows used for financing activities were $545 for the period ended March 31, 2009, compared to cash provided for operating activities of $370 for the period ended March 31, 2008.

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

Plan of Operation.

Our plan for the twelve months beginning January 1, 2009 is to operate at a profit or at break even. Our plan is to attract sufficient additional sales within our present organizational structure and resources to become profitable in our operations.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $50,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. West, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. West, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been profitable. We cannot say that we have a successful operating history. Although we were profitable in our most recent fiscal quarter, there can be no guarantee that we will be profitable on a consistent basis.  On March 31, 2009, we had a negative stockholders equity of $56,694.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

■	our ability to develop substantial operations;

■	our ability to locate clients who will purchase our services; and

■	our ability to generate significant revenues.

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

As of March 31, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

·       departures of key personnel.

Of our total outstanding shares as of March 31, 2009, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2009.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer