Form 10-Q
period 2009-06-30
Medical Billing Assistance Inc
filed 2009-07-22
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, July 15, 2009, was 9,596,000

FORM 10-Q

Medical Billing Assistance, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2009

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

		June 30,2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$2,985	$3,066
Total current assets	2,985	3,066

Total Assets	$2,985	$3,066

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$66	$61
Related party payables	43,898	44,498
Notes payable	20,604	19,500
Total current liabilties	64,568	64,059

Total Liabilities	64,568	64,059

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	20,956	20,956
Accumulated deficit	(92,135)	(91,545)

Total Stockholders' Equity	(61,583)	(60,993)

Total Liabilities and Stockholders' Equity	$2,985	$3,066

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Sales	$6,576	$2,552	$6,576	$20,382
Cost of goods sold	7,204	2,734	7,204	8,327

Gross profit	(628)	(182)	(628)	12,055

Operating expenses:
General and administrative	2,209	4,231	10,728	11,088
	2,209	4,231	10,728	11,088

Gain (loss) from operations	(2,837)	(4,413)	(11,356)	967

Other income (expense):
Interest expense	(329)	(187)	(693)	(377)

Income (loss) before
provision for income taxes	(3,166)	(4,600)	(12,049)	590

Provision for income tax	-	-	-	-

Net income (loss)	$(3,166)	$(4,600)	$(12,049)	$590

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	8,000,000	9,596,000	8,000,000	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(12,049)	$590

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(46)	(5)
Related party payables	1,530	600
Net cash provided by (used for)
operating activities	(10,565)	1,185

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009

Cash Flows From Financing Activities:
Notes payable - payments	(658)	(1,104)
Sales of common stock
Paid in capital
Net cash provided by (used for)
financing activities	(658)	(1,104)

Net Increase (Decrease) In Cash	(11,223)	81

Cash At The Beginning Of The Period	11,451	2,985

Cash At The End Of The Period	$228	$3,066

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$739	$382
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2009 and for the six months ending June 30, 2009. This compares to the three months ending June 30, 2008 and for the six months ending June 30, 2008.

Comparing our operations, we had revenues of $2,552 for the three months ended June 30, 2009 and $20,382 for the six months ending June 30, 2009. We had revenues of $6,576 for the three months ended June 30, 2008 and for the six months ending June 30, 2008

We had cost of goods of $2,734 for the three months ended June 30, 2009 and $8,327 for the six months ending June 30, 2009. We had cost of goods of $7,204 for the three months ended June 30, 2008 and for the six months ending June 30, 2008.

We had gross profit of ($182) for the three months ended June 30, 2009 and $12,055 for the six months ending June 30, 2009. We had gross profit of ($628) for the three months ended June 30, 2008 and for the six months ending June 30, 2008.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2009 were $4,231, for the six months ending June 30, 2009 were $11,088. We had operating expenses of $2,209 for the three months ended June 30, 2008 and $10,728 for the six months ending June 30, 2008.

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

We had a net loss of $4,600 for the three months ended June 30, 2009 and a net profit of $590 for the six months ending June 30, 2009. We had a net loss of $3,166 for the three months ended June 30, 2008 and a net loss $12,049 for the six months ending June 30, 2008.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash or cash equivalents of $3,066.

Net cash provided by operating activities was $1,185 for the six months ended June 30, 2009, compared to cash used for operating activities of $10,565 for the six months ended June 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used for financing activities was $1,104 for the six months ended June 30, 2009, compared to cash used for financing activities of $658 for the six months ended June 30, 2008. The cash flows provided by financing activities are all related to note payments.

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

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have no substantial operating history in our present format, and have never been consistently profitable.  We have negative stockholders equity.

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been consistently profitable. Recently, we were only profitable for the six months ended June 30, 2009. We cannot say that we have a successful operating history. There can be no guarantee that we will ever be profitable.  On June 30, 2009, we had a negative stockholders equity of $60,993.

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

As of June 30, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, a very limited public market for our common stock. We trade on the OTC Bulletin Board under the trading symbol MDBL. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of June 30, 2009, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 21, 2009.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer