Form 10-Q
period 2009-09-30
Medical Billing Assistance Inc
filed 2009-11-12
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 6, 2009, was 9,596,000.

FORM 10-Q

Medical Billing Assistance, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$2,985	$184
Total current assets	2,985	184

Total Assets	$2,985	$184

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$66	$59
Related party payables	43,898	45,298
Notes payable	20,604	19,000
Total current liabilties	64,568	64,357

Total Liabilities	64,568	64,357

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 shares issued and outstanding	9,596	9,596
Additional paid in capital	20,956	20,956
Accumulated deficit	(92,135)	(94,725)

Total Stockholders' Equity	(61,583)	(64,173)

Total Liabilities and Stockholders' Equity	$2,985	$184

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

Sales	$8,541	$-	$15,117	$20,382
Cost of goods sold	6,063		13,267	8,327

Gross profit (loss)	2,478	-	1,850	12,055

Operating expenses:
General and administrative	1,697	2,997	12,425	14,085
	1,697	2,997	12,425	14,085

Gain (loss) from operations	781	(2,997)	(10,575)	(2,030)

Other income (expense):
Interest expense	(98)	(183)	(791)	(560)

Income (loss) before
provision for income taxes	683	(3,180)	(11,366)	(2,590)

Provision for income tax	-	-	-	-

Net income (loss)	$683	$(3,180)	$(11,366)	$(2,590)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,596,000	8,365,667	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(11,366)	$(2,590)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(48)	(7)
Related party payables	2,324	1,400
Net cash provided by (used for)
operating activities	(9,090)	(1,197)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Financing Activities:
Notes payable - payments	(1,252)	(1,604)
Sales of common stock
Paid in capital
Net cash provided by (used for)
financing activities	(1,252)	(1,604)

Net Increase (Decrease) In Cash	(10,342)	(2,801)

Cash At The Beginning Of The Period	11,451	2,985

Cash At The End Of The Period	$1,109	$184

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,041	$567
Cash paid for income taxes	$-	$-

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the three months ending September 30, 2009 and for the nine months ending September 30, 2009. This compares to the three months ending September 30, 2008 and for the nine months ending September 30, 2008.

Comparing our operations, we had no revenues for the three months ended September 30, 2009 and $8,541 for the nine months ending September 30, 2009. We had revenues of $20,382 for the nine months ending September 30, 2009 and $15,117 for the nine months ending September 30, 2008.

We had cost of goods of $-0- and thereby no gross profit for the three months ended September 30, 2009, compared to cost of goods of $6,063, which resulted in a gross profit of $2,478 for the three months ended September 30, 2008. We had cost of goods of $ 8,327 for the nine months ending September 30, 2009 which resulted in a gross profit of $12,055, compared to cost of goods of $13,267, which resulted in a gross profit of $1,850 for the nine months ending September 30, 2008.

Operating expenses, which include general and administrative expenses for the three months ended September 30, 2009 were $2,997 and $1,697 for the three months ended September 30, 2008. We had operating expenses of $14,085 for the nine months ending September 30, 2009 and $12,425 for the nine months ending September 30, 2008.

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

We had a net loss of $3,180 for the three months ending September 30, 2009 and a net profit of $683 for the three months ended September 30, 2008. We had a net loss of $2,590 for the nine months ended September 30, 2009 and $11,366 for the nine months ending September 30, 2008.

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

Liquidity and Capital Resources

As of September 30, 2009, we had cash or cash equivalents of $184.

Net cash used for operating activities was $1,197 for the nine months ended September 30, 2009, compared to cash provided by operating activities of $9,090 for the nine months ended September 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows used for financing activities was $1,604 for the nine months ended September 30, 2009, compared to cash provided by financing activities of $1,252 for the nine months ended September 30, 2008. The cash flows provided by financing activities are all related to notes payable.

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

Plan of Operation.

Our plan for the twelve months beginning January 1, 2010 is to operate at a profit or at break even. Our plan is to attract sufficient additional sales within our present organizational structure and resources to become profitable in our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures as defined under the Exchange Act, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been consistently profitable. We cannot say that we have a successful operating history. Although we were profitable in this fiscal quarter of last year, there can be no guarantee that we will be profitable on a consistent basis.  On September 30, 2009, we had a negative stockholders equity of $64,173.

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

We have limited experience as a public company.

We have only operated as a public company since 2008. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

As of September 30, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

There has been, and continues to be, a limited public market for our common stock. While our common stock currently is listed for trading on the OTC Bulletin Board under the trading symbol MDBL, we have had only a few trades. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of September 30, 2009, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2009.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer