Form 10-K/A
period 2008-12-31
Medical Billing Assistance Inc
filed 2009-12-02
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
                                            Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 30, 2009 was 9,596,000.

FORM 10-K/A

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

Our primary focus will be DME companies throughout the United States. We do not currently have any plans for expansion into other areas of business. At the present time, we do have active operations but continue to develop business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent private offering. Any working capital will be generated from internal operations or from funds, which may be loaned to us by Mr. West, our President. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupy approximately 500 square feet of office space, which we rent from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We own no property.

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

Results of Operations

         We had revenues of $24,632 for the fiscal year ended December, 2008. During 2008 we sold various medical equipment and medical supplies to customers. We have no ongoing relationships with our customers but are always seeking new customers. For the fiscal year ended December 2007, we generated no revenue. We plan to continue to seek new customers and to develop our revenue.

Our cost of goods sold for the fiscal year ended December 31, 2008 was $17,943, compared to no cost of goods sold for the fiscal year ended December 31, 2007. These activities represent the development of active operations during 2008, which we plan to continue.

Our gross profit for the fiscal year ended December 31, 2008 was $6,689, compared to no gross profit for the fiscal year ended December 31, 2007. These activities represent the development of active operations during 2008, which we plan to continue.

Our operating expenses, which consisted entirely of general and administrative expenses, for the fiscal year ended December 31, 2008 was $15,360, compared to $14,463 in operating expenses for the fiscal year ended December 31, 2007.

We had net losses of   $9,858 and $16,442 for the fiscal years ended December 2008 and 2007, respectively. We have narrowed our losses and hope to become profitable in our next fiscal year.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2008.  Accordingly, our disclosure controls and procedures were effective as of December 31, 2008.

Our internal control over financial reporting (ICFR) are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of December 31, 2008, we did maintain effective control over the financial reporting process.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 2, 2009.

MEDICAL BILLING ASSISTANCE, INC.

By:	/s/ Michael West
Michael West
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: December 2, 2009	By:	/s/ Michael West
Michael West
Director

Date: December 2, 2009	By:	/s/ Stephen West
Stephen West
Director