Form 10-Q/A
period 2009-06-30
Medical Billing Assistance Inc
filed 2009-12-02
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 30, 2009, was 9,596,000

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

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 2, 2009.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer