Form 10-K/A
period 2008-12-31
Medical Billing Assistance Inc
filed 2010-01-26
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Results of Operations

         We had revenues of $24,632 for the fiscal year ended December, 2008. During 2008 we sold various medical equipment and medical supplies to customers. Our business plan remains the same. In this turbulent time, we have elected to attempt to generate revenues wherever possible. It happened that for the relevant period, we generated revenues from the sale of medical equipment and supplies. We do not plan to change our business model but to act as opportunity presents itself.  We have no ongoing relationships with our customers but are always seeking new customers. For the fiscal year ended December 2007, we generated no revenue. We plan to continue to seek new customers and to develop our revenue.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, we concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR).

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2010.

MEDICAL BILLING ASSISTANCE, INC.

By:	/s/ Michael West
Michael West
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: January 26, 2010	By:	/s/ Michael West
Michael West
Director

Date: January 26, 2010	By:	/s/ Stephen West
Stephen West
Director