Form 10-K/A
period 2008-12-31
Medical Billing Assistance Inc
filed 2010-02-19
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Our primary focus will be DME companies throughout the United States. We do not currently have any plans for expansion into other areas of business. At the present time, we do have active operations but continue to develop business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent private offering. Any working capital will be generated from internal operations or from funds, which may be loaned to us by Mr. West, our President. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

We operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

We are presently marketing our services. We utilize the expertise and existing business relationships of our principal officer, Mr. Michael West to develop our opportunities. All operational decisions are made solely by Mr. West.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds, which may be loaned to us by Mr. West, our President. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

            To date, we have generated revenues wherever possible. It happened that for the relevant periods, we generated revenues from the sale of medical equipment and supplies. We do not plan to change our business model but to act as opportunity presents itself.  In connection with these sales, we do not carry any inventory or take title to any products. All products are pre-sold because they are purchased by us as requested by the customer. Further wherever possible, the products are drop shipped directly by the manufacturer to the customer. Any returned products are sent by the customer directly to the manufacturer. The customers who use this arrangement do so because they believe that we can arrange the purchase of products under better terms than the customer would receive. We have generated these customers to date from the personal contacts of our President, Mr. West.

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

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company currently does not carry any inventory or take title to any products. All products are currently  pre-sold because they are purchased by the Company as requested by the customer. The Company is the primary obligor on purchases as it is ultimately responsible for payment to the manufacturer. Further wherever possible, the products are drop shipped directly by the manufacturer to the customer. Any returned products are currently sent by the customer directly to the manufacturer. The customers who use this arrangement do so because they believe that the Company can arrange the purchase of products under better terms than the customer would receive.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that internal control over the financial reporting was effective as of December 31, 2008.

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

At December 31, 2008 and 2007, we owed $43,898 and $40,549, respectively, in loans to Mr. Michael West. The loans are non-interest bearing and due on demand. The loans were made for working capital advances. Mr. West has agreed to continue to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2010.

MEDICAL BILLING ASSISTANCE, INC.

By:	/s/ Michael West
Michael West
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 19, 2010	By:	/s/ Michael West
Michael West
Director

Date: February 19, 2010	By:	/s/ Stephen West
Stephen West
Director