Form 10-K
period 2009-12-31
Medical Billing Assistance Inc
filed 2010-03-15
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53012

MEDICAL BILLING ASSISTANCE, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	59-2851601
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

16325 East Dorado Ave.
Centennial , Colorado	80115
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $291,000.

FORM 10-K

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

Our address is 16325 East Dorado Ave., Centennial, CO 80115.  Our telephone number is (303) 667-6411.

Organization

As of December 31, 2009, we are comprised of one corporation with one wholly-owned subsidiary. Medical Billing Assistance, Inc., a Colorado corporation is the parent, and our wholly-owned subsidiary is I.V. Services Ltd., Inc., a Florida corporation, which was established September 28, 1987. All of our operations are conducted out of our wholly-owned subsidiary.

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

 Backlog

At December 31, 2009, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 16325 East Dorado Ave., Centennial, CO 80115.  Our telephone number is (303) 667-6411.

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

Our parent company formed as a Colorado business entity in May 2007. We have a limited history of operations in our present format. Our subsidiary has had operations since 1994 but has never been profitable. We cannot say that we have a successful operating history. There can be no guarantee that we will ever be profitable.  For the fiscal year ended December 31, 2009, we generated $4,632 in revenues. We had a net loss of $21,897 during this period. On December 31, 2009 we had a negative stockholders equity of $68,480.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We limited experience as a public company. We have limited experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

As of December 31, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Because our stock is traded on the Over-the-Counter Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Over-the-Counter Bulletin Board under the trading symbol MDBL. We cannot assure that such a market will improve in the future. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Applicable SEC rules governing the trading of “Penny Stocks” limits the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Bulletin Board. Our stock trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

    As of December 31, 2009, there were there were 41 record holders of our common stock, and there were 9,596,000 shares of our common stock outstanding. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol MDBL. The shares became trading on May 27, 2009, but there is no extensive history of trading. The bid and asked price has been $ 0.25 and $0.28 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Reports

 We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

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

Results of Operations

  We had revenues of $4,632 for the fiscal year ended December, 2009. During 2009 we sold various medical equipment and medical supplies to customers. Our business plan remains the same. In this turbulent time, we have elected to attempt to generate revenues wherever possible. It happened that for the relevant period, we generated revenues from the sale of medical equipment and supplies. We do not plan to change our business model but to act as opportunity presents itself.  We have no ongoing relationships with our customers but are always seeking new customers. For the fiscal year ended December 2008, had revenues of $24,632. We plan to continue to seek new customers and to develop our revenue.

Our cost of goods sold for the fiscal year ended December 31, 2009 was $4,027, compared to $17,943 in cost of goods sold for the fiscal year ended December 31, 2008.

Our gross profit for the fiscal year ended December 31, 2009 was $605, compared to $6,689 in gross profit for the fiscal year ended December 31, 2008. These activities represent the development of active operations during 2009 and 2008, which we plan to continue.

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

Our operating expenses, which consisted entirely of general and administrative expenses, for the fiscal year ended December 31, 2009 was $21,661, compared to $15,360 in operating expenses for the fiscal year ended December 31, 2008.

We had net losses of $21,897 and $9,858 for the fiscal years ended December 2009 and 2008, respectively. We hope to become profitable in our next fiscal year.

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

Liquidity and Capital Resources.

As of December 31, 2009, we had cash or cash equivalents of $310, compared to cash or cash equivalents of $2,985 at December 31, 2008.

Net cash used for operating activities was $18,621, and $6,592 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

Cash flows from investing activities were $-0- for the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

Cash flows provided by financing activities were $15,946 for the fiscal year ended December 31, 2009. Cash flows used for financing activities were $1,874 for the fiscal year ended December 31, 2008.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

  At December 31, 2008 and 2009 we owed a bank $20,604 and $18,250, respectively, under a line of credit note payable. The line of credit is secured by all of our assets, guaranteed by Mr. Michael West, due on demand, and bears interest at prime plus 6%. Interest expense under the note in 2008 and 2009 was $1,187 and $758, respectively. Accrued interest payable at each date was $66 and $59

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient sales within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. West has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

December 31, 2008 and 2009

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Medical Billing Assistance, Inc.
Centennial, Colorado

I have audited the accompanying consolidated balance sheet of Medical Billing Assistance, Inc. as of December 31, 2008 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Billing Assistance, Inc. as of December 31, 2008 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
February 20, 2010	RONALD R. CHADWICK, P.C.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009
ASSETS

Current assets
Cash	$2,985	$310
Total current assets	2,985	310

Total Assets	$2,985	$310

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$66	$142
Related party payables	43,898	47,098
Notes payable	20,604	21,550
Total current liabilties	64,568	68,790

Total Liabilities	64,568	68,790

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 (2008) and 9,716,000 (2009)
shares issued and outstanding	9,596	9,716
Additional paid in capital	20,956	35,836
Accumulated deficit	(92,135)	(114,032)

Total Stockholders' Equity	(61,583)	(68,480)

Total Liabilities and Stockholders' Equity	$2,985	$310

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Sales	$24,632	$4,632
Cost of goods sold	17,943	4,027

Gross profit	6,689	605

Operating expenses:
General and administrative	15,360	21,661
	15,360	21,661

Gain (loss) from operations	(8,671)	(21,056)

Other income (expense):
Interest expense	(1,187)	(841)

Income (loss) before
provision for income taxes	(9,858)	(21,897)

Provision for income tax	-	-

Net income (loss)	$(9,858)	$(21,897)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Stock-
	Common Stock		Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at Deccember 31, 2007	9,596,000	$9,596	$20,956	$(82,277)	$(51,725)

Gain (loss) for the year				(9,858)	(9,858)

Balances at Deccember 31, 2008	9,596,000	$9,596	$20,956	$(92,135)	$(61,583)

Sales of common stock	120,000	120	14,880		15,000

Gain (loss) for the year				(21,897)	(21,897)

Balances at Deccember 31, 2009	9,716,000	$9,716	$35,836	$(114,032)	$(68,480)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(9,858)	$(21,897)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(83)	76
Related party payables	3,349	3,200
Net cash provided by (used for)
operating activities	(6,592)	(18,621)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings		3,300
Notes payable - payments	(1,874)	(2,354)
Sales of common stock	-	15,000
Paid in capital	-	-
Net cash provided by (used for)
financing activities	(1,874)	15,946

Net Increase (Decrease) In Cash	(8,466)	(2,675)

Cash At The Beginning Of The Year	11,451	2,985

Cash At The End Of The Year	$2,985	$310

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$2,007	$765
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at December 31, 2008 and 2009 owed $43,898 and $47,098 to an officer for non-interest bearing, due on demand working capital advances. In 2009 the Company paid a corporation under common control $4,300 for consulting fees.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. Until 2007, the Company's subsidiary, I.V. Services Ltd., Inc. operated as an S-Corporation for tax purposes. At December 31, 2008 and 2009 the Company had approximately $26,300 and $48,200 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at year end 2008 and 2009 of approximately $5,300 and $9,600 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was approximately $2,000 and $4,300.

NOTE 4. NOTES PAYABLE

At December 31, 2008 and 2009 the Company owed a bank $20,604 and $18,250 under a line of credit note payable. The line of credit is secured by all Company assets, guaranteed by a Company officer, due on demand, and bears interest at prime plus 6%. Interest expense under the note in 2008 and 2009 was $1,187 and $758. Accrued interest payable at each date was $66 and $59

At December 31, 2009 the Company owed an officer $3,300 plus accrued interest of $83 under an unsecured, due on demand note payable bearing interest at 6% per annum. Interest expense under the note in 2009 was $83.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that internal control over the financial reporting was effective as of December 31, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,596,000 common shares were issued and outstanding as of December 31, 2009.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Michael West	8,216,500	85.6%
16325 East Dorado Ave.
Centennial, CO 80115

Stephen West	216,500	2.3%
16325 East Dorado Ave.
Centennial, CO 80115

All Officers and Directors as a Group	8,433,000	87.9%
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

At December 31, 2009 and 2008, we owed $47,098 and $43,898, respectively, in loans to Mr. Michael West. The loans are non-interest bearing and due on demand. The loans were made for working capital advances. Mr. West has agreed to continue to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

At December 31, 2009 we owed Mr. Michael West $3,300 plus accrued interest of $83 under an unsecured, due on demand note payable bearing interest at 6% per annum. Interest expense under the note in 2009 was $83.

In 2009 we paid a corporation under common control $4,300 for consulting fees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of      $ 7,500 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $7,500 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2010.

MEDICAL BILLING ASSISTANCE, INC.

By:	/s/ Michael West
Michael West
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 15, 2010	By:	/s/ Michael West
Michael West
Director

Date: March 15, 2010	By:	/s/ Stephen West
Stephen West
Director