Form 10-K/A
period 2009-12-31
Medical Billing Assistance Inc
filed 2010-04-07
CIK 1416876

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

     As of December 31, 2009, there were there were 41 record holders of our common stock, and there were 9,716,000 shares of our common stock outstanding. Our common stock trades on the Over-the-Counter Bulletin Board under the trading symbol MDBL. The shares became trading on May 27, 2009, but there is no extensive history of trading. The bid and asked price has been $ 0.25 and $0.28 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,716,000 common shares were issued and outstanding as of December 31, 2009.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Michael West	8,216,500	84.6%
16325 East Dorado Ave.
Centennial, CO 80115

Stephen West	216,500	2.2%
16325 East Dorado Ave.
Centennial, CO 80115

All Officers and Directors as a Group	8,433,000	86.8%
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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2010 .

MEDICAL BILLING ASSISTANCE, INC.

By:	/s/ Michael West
Michael West
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 7, 2010	By:	/s/ Michael West
Michael West
Director

Date: April 7, 2010	By:	/ s/ Stephen West
Stephen West
Director