Form 10-Q
period 2010-03-31
Medical Billing Assistance Inc
filed 2010-05-04
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 9,716,000.

FORM 10-Q

Medical Billing Assistance, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

		(Unadutied)
	Dec. 31, 2009	Mar. 31, 2010
ASSETS

Current assets
Cash	$310	$1,032
Total current assets	310	1,032

Total Assets	$310	$1,032

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$142	$504
Related party payables	47,098	48,648
Notes payable	21,550	27,450
Total current liabilties	68,790	76,602

Total Liabilities	68,790	76,602

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,596,000 (2008) and 9,716,000 (2009)
shares issued and outstanding	9,716	9,716
Additional paid in capital	35,836	35,836
Accumulated deficit	(114,032)	(121,122)

Total Stockholders' Equity	(68,480)	(75,570)

Total Liabilities and Stockholders' Equity	$310	$1,032

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Sales	$17,830	-
Cost of goods sold	1,293	-

Gross profit	16,537	-

Operating expenses:
General and administrative	11,458	6,309
	11,458	6,309

Gain (loss) from operations	5,079	(6,309)

Other income (expense):
Interest expense	(190)	(781)

Income (loss) before
provision for income taxes	4,889	(7,090)

Provision for income tax	-	-

Net income (loss)	$4,889	$(7,090)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,596,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$4,889	$(7,090)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(1)	362
Related party payables	600	1,550
Net cash provided by (used for)
operating activities	5,488	(5,178)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Financing Activities:
Notes payable - payments	(545)	5,900
Sales of common stock
Paid in capital
Net cash provided by (used for)
financing activities	(545)	5,900

Net Increase (Decrease) In Cash	4,943	722

Cash At The Beginning Of The Period	2,985	310

Cash At The End Of The Period	$7,928	$1,032

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$192	$192
Cash paid for income taxes	$-	$-

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2010 and March 31, 2009.

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

Comparing our operations, we had $-0- in revenues for the three months ended March 31, 2010, compared to $17,830 in revenues for the three months ended March 31, 2009.

We had $-0- in gross profit for the three months ended March 31, 2010, compared to $16,537 in gross profit for the three months ended March 31, 2009.

Operating expenses, which consists only of general and administrative expenses for the three months ended March 31, 2010 were $6,309. This compares to operating expenses for the three months ended March 31, 2009 of $11,458. The major component of operating expenses were professional fees.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had a net loss of $7,090 for the three months ended March 31, 2010. This compares with net income of $4,889 for the three months ended March 31, 2009.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash or cash equivalents of $1,032. As of March 31, 2009, we had cash or cash equivalents of $7,928.

Net cash used for operating activities was $5,178 for the period ended March 31, 2010, compared to cash provided by operating activities of $5,488 for the period ended March 31, 2009.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows provided by financing activities were $5,900 for the period ended March 31, 2010, compared to cash used for operating activities of $545 for the period ended March 31, 2009.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been consistently profitable. We cannot say that we have a successful operating history. Although we were profitable in the first fiscal quarter of last year, we were not profitable in the first fiscal quarter of this year. There can be no guarantee that we will be profitable on a consistent basis.  On March 31, 2010, we had a negative stockholders equity of $ 75,570.

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

As of March 31, 2010, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares as of March 31, 2010, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limits the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2010.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer