Form 10-Q
period 2010-06-30
Medical Billing Assistance Inc
filed 2010-07-26
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2010

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53012

MEDICAL BILLING ASSISTANCE, INC.
 (Exact Name of Registrant as specified in its charter)

Colorado	59-2851601
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

16325 East Dorado Ave.
Centennial , Colorado	80015
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2010, was 9,716,000.

FORM 10-Q

Medical Billing Assistance, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2010

Medical Billing Assistance, Inc.
Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	June 30, 2010 (Unaudited)
ASSETS

Current assets
Cash	$310	$580
Total current assets	310	580

Total Assets	$310	$580

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$142	$1,200
Related party payables	47,098	49,348
Notes payable	21,550	31,700
Total current liabilties	68,790	82,248

Total Liabilities	68,790	82,248

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,716,000 shares issued
and outstanding	9,716	9,716
Additional paid in capital	35,836	35,836
Accumulated deficit	(114,032)	(127,220)

Total Stockholders' Equity	(68,480)	(81,668)

Total Liabilities and Stockholders' Equity	$310	$580

The accompanying notes are an integral part of the consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Sales	$2,552	$-	$20,382	$-
Cost of goods sold	2,734	-	8,327	-

Gross profit	(182)	-	12,055	-

Operating expenses:
General and administrative	4,231	4,737	11,088	11,046
	4,231	4,737	11,088	11,046

Gain (loss) from operations	(4,413)	(4,737)	967	(11,046)

Other income (expense):
Interest expense	(187)	(1,361)	(377)	(2,142)

Income (loss) before
provision for income taxes	(4,600)	(6,098)	590	(13,188)

Provision for income tax	-	-	-	-

Net income (loss)	$(4,600)	$(6,098)	$590	$(13,188)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	9,716,000	9,716,000	9,696,000	9,716,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009	Six Months EndedJune 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$590	$(13,188)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(5)	1,058
Related party payables	600	2,250
Net cash provided by (used for)
operating activities	1,185	(9,880)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Cash Flows From Financing Activities:
Notes payable - payments	(1,104)
Notes payable - borrowings		10,150
Net cash provided by (used for)
financing activities	(1,104)	10,150

Net Increase (Decrease) In Cash	81	270

Cash At The Beginning Of The Period	2,985	310

Cash At The End Of The Period	$3,066	$580

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$739	$382
Cash paid for income taxes	$-	$-

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

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

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

Our address is 16325 East Dorado Ave., Centennial, CO 80115.  Our telephone number is (303) 667-6411.

Results of Operations

 The following discussion involves our results of operations for the three months ending June 30, 2010 and for the six months ending June 30, 2010. This compares to the three months ending June 30, 2009 and for the six months ending June 30, 2009.

Comparing our operations, we had revenues of $-0- for the three months ended June 30, 2010 and $-0- for the six months ending June 30, 2010. We had revenues of $2,552 for the three months ended June 30, 2009 and $20,382 for the six months ending June 30, 2009

We had cost of goods of $-0- for the three months ended June 30, 2010 and $-0- for the six months ending June 30, 2010. We had cost of goods of $2,734 for the three months ended June 30, 2009 and $8,327 for the six months ending June 30, 2009.

We had gross profit of $-0- for the three months ended June 30, 2010 and $-0- for the six months ending June 30, 2010. We had gross profit of ($182) for the three months ended June 30, 2009 and $12,055 for the six months ending June 30, 2009.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2010 were $4,737, for the six months ending June 30, 2010 were $11,046. We had operating expenses for the three months ended June 30, 2009 of $4,231. For the six months ending June 30, 2009, operating expenses were $11,088.

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

 We had a net loss of $6,098 for the three months ended June 30, 2010 and a net loss of $13,188 for the six months ending June 30, 2010. We had a net loss of $4,600 for the three months ended June 30, 2009 and a net profit of $590 for the six months ending June 30, 2009.

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

Liquidity and Capital Resources

As of June 30, 2010, we had cash or cash equivalents of $580.

 Net cash operating used for activities was $9,880 for the six months ended June 30, 2010, compared to cash provided by operating activities of $1,185 for the six months ended June 30, 2009. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows provided by financing activities was $10,150 for the six months ended June 30, 2010, compared to cash used for financing activities of $1,104 for the six months ended June 30, 2009. The cash flows provided by financing activities are all related to note payments.

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

Other than advances from Mr. West, who has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures as defined under the Exchange Act), our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been consistently profitable. We cannot say that we have a successful operating history. Although we were profitable in the past, we were not profitable in the latest fiscal quarter of this year. There can be no guarantee that we will be profitable on a consistent basis.  On June 30, 2010, we had a negative stockholders equity of $ 81,668.

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

For the fiscal years ended December 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to begin substantial operations;

●	our ability to locate clients who will purchase our services; and

●	our ability to generate revenues.

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

As of June 30, 2010, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

There has been, and continues to be, a limited public market for our common stock. While our common stock currently is listed for trading on the OTC Bulletin Board under the trading symbol MDBL, we have had only a few trades. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●      actual or anticipated fluctuations in our operating results;

●      changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●      changes in market valuations of other companies, particularly those that market services such as ours;

●      announcements by us or our competitors of significant innovations,  acquisitions, strategic partnerships, joint ventures or  capital commitments;

●      introduction of enhancements that reduce the need for our services;

●      departures of key personnel.

Of our total outstanding shares as of June 30, 2010, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limits the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 2010.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer