Form 10-Q
period 2010-09-30
Medical Billing Assistance Inc
filed 2010-10-27
CIK 1416876

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 22, 2010, was 9,716,000.

FORM 10-Q

Medical Billing Assistance, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Medical Billing Assistance” “we,” “us,” and “our,” refer to Medical Billing Assistance, Inc., a Colorado corporation and our wholly-owned subsidiary, I.V. Services Ltd., Inc.

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL BILLING ASSISTANCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2010

Medical Billing Assistance, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	1
Consolidated statements of operation	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	Sept. 30, 2010 (Unaudited)
ASSETS

Current assets
Cash	$310	$766
Total current assets	310	766

Total Assets	$310	$766

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$142	$882
Related party payables	47,098	50,248
Notes payable	21,550	32,600
Total current liabilties	68,790	83,730

Total Liabilities	68,790	83,730

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,716,000 shares issued and outstanding	9,716	9,716
Additional paid in capital	35,836	35,836
Accumulated deficit	(114,032)	(128,516)

Total Stockholders' Equity	(68,480)	(82,964)

Total Liabilities and Stockholders' Equity	$310	$766

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010

Sales	$-	$-	$20,382	$-
Cost of goods sold			8,327	-

Gross profit (loss)	-	-	12,055	-

Operating expenses:
General and administrative	2,997	2,206	14,085	13,252
	2,997	2,206	14,085	13,252

Gain (loss) from operations	(2,997)	(2,206)	(2,030)	(13,252)

Other income (expense):
Interest expense	(183)	(476)	(560)	(1,232)

Income (loss) before
provision for income taxes	(3,180)	(2,682)	(2,590)	(14,484)

Provision for income tax	-	-	-	-

Net income (loss)	$(3,180)	$(2,682)	$(2,590)	$(14,484)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,596,000	9,716,000	9,596,000	9,716,000

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(2,590)	$(14,484)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(7)	740
Related party payables	1,400	3,150
Net cash provided by (used for)
operating activities	(1,197)	(10,594)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2010

Cash Flows From Financing Activities:
Notes payable - payments	(1,604)	(2,250)
Notes payable - borrowings		13,300
Net cash provided by (used for)
financing activities	(1,604)	11,050

Net Increase (Decrease) In Cash	(2,801)	456

Cash At The Beginning Of The Period	2,985	310

Cash At The End Of The Period	$184	$766

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,041	$492
Cash paid for income taxes	$-	$-

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

Income tax

The Company accounts for income taxes pursuant to Accounting Standards Codified 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Our address is 16325 East Dorado Ave., Centennial, CO 80111.  Our telephone number is (303) 667-6411.

Results of Operations

The following discussion involves our results of operations for the three months ending September 30, 2010 and for the nine months ending September 30, 2010. This compares to the three months ending September 30, 2009 and for the nine months ending September 30, 2009.

Comparing our operations, we had no revenues for the three months ended September 30, 2010 and for the nine months ending September 30, 2010. We had no revenues for the nine months ending September 30, 2009 and $20,382 for the nine months ending September 30, 2009.

We had cost of goods of $-0- and thereby no gross profit for the three months ended September 30, 2010, or for the three months ended September 30, 2009. We had no cost of goods for the nine months ending September 30, 2010 which resulted in no gross profit, compared to cost of goods of $8,327, which resulted in a gross profit of $12,055 for the nine months ending September 30, 2009.

Operating expenses, which include general and administrative expenses for the three months ended September 30, 2010 were $2,206 and $2,997 for the three months ended September 30, 2009. We had operating expenses of $13,252 for the nine months ending September 30, 2010 and $14,085 for the nine months ending September 30, 2009.

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

We had a net loss of $2,682 for the three months ending September 30, 2010 and a net loss of $3,180  for the three months ended September 30, 2009. We had a net loss of $14,484 for the nine months ended September 30, 2010 and $2,590 for the nine months ending September 30, 2009.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash or cash equivalents of $766.

Net cash used for operating activities was $10,594 for the nine months ended September 30, 2010, compared to cash used for operating activities of $1,197 for the nine months ended September 30, 2009. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for all relevant periods.

Cash flows provided by financing activities was $11,050 for the nine months ended September 30, 2010, compared to cash used for financing activities of $1,604 for the nine months ended September 30, 2009. The cash flows provided by financing activities are all related to notes payable.

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

Our parent company formed as a Colorado business entity in May 2007. Our subsidiary has had operations since 1994 but has never been consistently profitable. We cannot say that we have a successful operating history. Although we were profitable in this fiscal quarter of last year, there can be no guarantee that we will be profitable on a consistent basis.  On September 30, 2010, we had a negative stockholders equity of $82,964.

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

As of September 30, 2010, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client projects. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

There has been, and continues to be, a limited public market for our common stock. While our common stock currently is listed for trading on the OTC Bulletin Board under the trading symbol MDBL, we have had only a few trades. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

■	actual or anticipated fluctuations in our operating results;

■	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

■	changes in market valuations of other companies, particularly those that market services such as ours;

■	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

■	introduction of enhancements that reduce the need for our services;

■	departures of key personnel.

Of our total outstanding shares as of September 30, 2010, a total of 8,000,000, or approximately 83.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 * Previously filed with Form SB-2 Registration Statement, December 20, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 27, 2010.

Medical Billing Assistance, Inc.
By:	/s/ Michael West
Michael West , President and Chief Executive and Financial Officer