Form 10-Q
period 2011-03-31
Medical Billing Assistance, Inc.
filed 2011-05-16
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 000-53012

MEDICAL BILLING ASSISTANCE, INC.

(Exact Name of small business issuer as specified in its charter)

Colorado	59-2851601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

709 S. Harbor City Blvd., Suite 250, Melbourne, FL 32901
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (321) 725-0090

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 12, 2011, the issuer had 49,716,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash	$12,660	$3,318
Accounts receivable	10,951	-
Prepaid expenses	8,055	7,811
Total current assets	31,666	11,129

Property, plant and equipment, net of accumulated depreciation of $1,059,336 and $1,018,970	4,658,194	4,698,560

Other assets:
Deposits	4,415	4,415

Total assets	$4,694,275	$4,714,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$213,787	$194,092
Accounts payable- related party	51,047	51,197
Line of credit	14,750	15,250
Notes payable, current portion	5,385,000	163,399
Notes payable- related party, current portion	29,209	70,931
Unearned revenue	23,586	23,586
Deferred income taxes	35,919	29,019
Total current liabilities	5,753,298	547,474

Long term debt:
Deposits held	47,399	47,399
Notes payable, long term portion	-	5,253,229
Total long term debt	47,399	5,300,628

Total liabilities	5,800,697	5,848,102

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,716,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	49,716	49,716
Additional paid in capital	40,915	40,915
Deficit	(1,197,053)	(1,224,629)
Total stockholders' equity	(1,106,422)	(1,133,998)

Total liabilities and stockholders' equity	$4,694,275	$4,714,104

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Rental revenue	$311,197	$284,712

Operating expenses:
Selling general and administrative	163,166	102,821
Depreciation	40,365	40,364
Total operating expenses	203,531	143,185

Income from operations	107,666	141,527

Other income (expense):
Miscellaneous income	1,142	1,040
Interest expense, net	(74,332)	(75,551)

Income before provision for income taxes	34,476	67,016

Provision for income taxes	6,900	13,403

NET INCOME	$27,576	$53,613

Net income per common share, basic	$0.00	$0.00

Net income per common share-fully diluted	$0.00	$0.00

Weighted average number of common shares outstanding, basic	49,716,000	49,716,000

Weighted average number of common shares outstanding, fully diluted	50,116,000	49,716,000

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,576	$53,613
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40,366	40,366
Changes in operating assets and liabilities:
Accounts receivable	(10,951)	-
Prepaid expenses	(244)	(403)
Accounts payable	19,695	(38,725)
Unearned income	-	23,103
Deferred income taxes	6,900	13,403
Net cash provided by operating activities	83,342	91,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from deposits	-	1,337
Net cash provided by investing activities	-	1,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	-	(171,784)
Net payments on notes payable	(31,628)	(16,667)
Net payments on related party advances	(41,872)	-
Net payments on line of credit	(500)	-
Net cash used in financing activities	(74,000)	(188,451)

Net increase (decrease) in cash and cash equivalents	9,342	(95,757)
Cash and cash equivalents, beginning of period	3,318	403,542

Cash and cash equivalents, end of period	$12,660	$307,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$74,384	$75,551
Cash paid during the period for taxes	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Medical Billing Assistance, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis of presentation

The Company was incorporated under the laws of Colorado on May 30, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company, including I.V. Services, Ltd., Inc., FCID Holdings, Inc., FCID Medical, Inc., and Marina Towers, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

 Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of March 31, 2011, the Company had $12,660 in cash.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 20 to 39 years.

Long-Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Net income (loss) per share

The Company accounts for net income (loss) per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock options.  Diluted net income (loss) share is calculated by including potentially dilutive share issuances in the denominator.  Diluted net income (loss) per share for three months ending March 31, 2011 reflects the effects of 400,000 shares potentially issuable upon the exercise of the Company's stock options  (calculated using the treasury stock method) as of March 31, 2011. There were no potentially issuance common shares as of March 31, 2010.

Concentrations of credit risk

The Company’s financial instruments that is exposed to a concentration of credit risk is cash and accounts receivable.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of March 31, 2011.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations nor cash flows.

Share-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.  The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — GOING CONCERN

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company incurred various non-recurring expenses in the last quarter of 2010 in connection with its share exchange agreement, and prior to the share exchange agreement, Marina Towers, LLC allocated large distributions to its members, leading in part to the Company’s working capital deficit.  The Company generated positive cash flow from operations for the three months ended March 31, 2011 and 2010.  The Company is also involved in development project efforts to purchase MRI centers and medical practices. Management believes that ongoing profitable operations of Marina Towers, LLC, along with successful completion of its business development plan will allow the Company to improve or eliminate its working capital deficit and will provide the opportunity for the Company to continue as a going concern.  However, there can be no assurance that the Company will be successful completion of its business development plan and be able to improve or eliminate its working capital deficit.

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2011 and  December 31, 2010 are as follows:

	March 31, 2011 (unaudited)	December 31, 2010
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,662,362	1,662,362
	5,717,530	5,717,530
Less: accumulated depreciation	(1,059,336)	(1,018,970)
	$4,658,194	$4,698,560

During the three months ended March 31, 2011 and 2010, depreciation expense charged to operations was $40,365 and $40,364, respectively.

NOTE 4 - LINE OF CREDIT

At March 31, 2011 and December 31, 2010 the Company owed a bank $14,750 under a line of credit note payable. The line of credit is secured by all of the Company's assets, guaranteed by a shareholder of the Company, due on demand, and bears interest at prime plus 6% per annum.

NOTE 5 -  NOTE PAYABLE

The Company has a mortgage note payable on its commercial office building which is secured by land and the building, bears interest at a variable rate of prime plus .5% with a minimum rate of 5.5% per annum, with monthly interest only payments required through January 2010, then monthly principal and interest payments commencing in February 2010 using a 20 year amortization schedule recalculated monthly for interest rate changes, with all outstanding principal and interest due in full in January 2012. The principal balance on the loan at March 31, 2011 and December 31, 2010 was $5,385,000 and $5,416,628, respectively. Interest expense under the note for the three months ended March 31, 2011 and 2010 was $74,240 and $75,551, respectively. Future minimum principal payments by year (using an interest rate of 5.5% per annum for estimate purposes) from December 31 2010 forward are:  2011 $131,771, 2012 $5,253,229, total to $5,385,000.

The minimum future cash flow for the notes payable at March 31, 2011 is as follows:

Amount
Nine months ended December 31, 2011	$131,771
Year ended December 31, 2012	5,253,229
Total	$5,385,000

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company at March 31, 2011 and December 31, 2010 owed $51,047 and $51,197, respectively, to a shareholder and former officer for non-interest bearing, due on demand working capital advances.

At March 31, 2011 and December 31, 2010 the Company owed a shareholder and former officer $17,400 and $16,600, respectively, under an unsecured, due on demand note payable bearing interest at 6% per annum.

At March 31, 2011 the Company owed a related company by common control of $11,809 under a unsecured, due on demand note payable bearing interest at 8% per annum.

NOTE 7-STOCK OPTIONS

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.75	400,000	1.75	$0.75	400,000	$0.75

 Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	-	$-
Granted	400,000	0.75
Exercised	-	-
Outstanding at December 31, 2010:	400,000	0.75
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2011:	400,000	$0.75

During the year ended December 31, 2010, the Company granted 400,000 non employee stock options in connection with the services rendered at the exercise price of $0.75 per share for the period of two years from date of grant.  The options were fully vested at the time of grant.

The fair value of the vesting non employee options for the year ended December 31, 2010 were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	57%
Risk free rate:	0.74%

The determined fair value of the non employee options of $38,115 was charged to current period operations.

NOTE 8 – RECLASSIFICATION

During the three months ended March 31, 2011, the Company reclassified distribution in prior years in excess of additional paid in capital to retained earnings (deficit) retroactively.

NOTE 9 – SUBSEQUENT EVENTS

On April 15, 2011, the Company entered into a non-exclusive business, financial and investment banking advisory service engagement for a six month period at a rate of $5,000 per month over six months.  In addition, the Company is obligated to issue 60,000 warrants to purchase the Company's common stock exercisable at $0.01 per share over the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned elsewhere in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment. The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read in conjunction with the consolidated financial statements of Medical Billing Assistance, Inc. included elsewhere herein.

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

Our address is 709 S. Harbor City Blvd., Suite 250, Melbourne, FL 32901, and our telephone number is (321) 725-0090.

We are focusing the majority of our efforts on the business of FCID Medical.  FCID Medical’s strategic plan is to provide MRI centers and medical practices in primarily rural communities with cost effective imaging and diagnostics, while fully complying with governmental regulations, guidelines and industry standards. Medical Billing Assistance ("MDBL") will be headquartered in Melbourne, FL in the Marina Towers, in a building owned by Marina Towers, LLC, a subsidiary of FCID Holdings, and will develop training capabilities as well as central billing systems in this location.

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

Management is evaluating its medical billing services through IVS to durable medical equipment companies ("DME") and other medical businesses. A DME is a company, which sells or rents durable medical equipment to patients for use in their homes. Our plan is to help companies comply with constantly changing billing and documentation requirements thrust upon them by Medicare, Medicaid and private health insurance companies.

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Comparing our operations, we had revenues of $311,197 for the three months ended March 31, 2011, compared to revenues of $284,712 for the three months ended March 31, 2010. The increase in revenue of $26,485, or 9.3%, is primarily attributable to an increase in revenue generated by added tenants and escalation increases from our Marina Towers.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2011, were $163,166 compared to expenses of $102,821 for the three months ended March 31, 2010. The increase of $60,345, or 58.7%, is mainly attributable to legal,accounting and other professional expenses incurred operating a public entity. Depreciation of our building remained constant at $40,365 and $40,364 for the three months ended March 31, 2011 and 2011, respectively.

The major components of operating expenses include general and administrative, legal, accounting and professional fees associated maintaining a public entity.

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

Interest expense, primarily composed of our mortgage interest on our building was $74,332 and $75,551 for the three months ended March 31, 2011 and 2010, respectively.

We had a net income of $27,576 for the three months ended March 31, 2011 compared to  $53,613 for the same period last year. This decrease in net income of $26,037, or 48.6%, is mainly attributable  as described above.

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company incurred various non-recurring expenses in the last quarter of 2010 in connection with its share exchange agreement, and prior to the share exchange agreement Marina Towers, LLC allocated large distributions to its members, leading in part to the Company’s working capital deficit.  The Company generated positive cash flow from operations for the three months ended March 31, 2011 and 2010.  The Company is also involved in development project efforts to purchase MRI centers and medical practices. Management believes that ongoing profitable operations of Marina Towers, LLC, along with successful completion of its business development plan will allow the Company to improve or eliminate its working capital deficit and will provide the opportunity for the Company to continue as a going concern.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash or cash equivalents of $12,660.

Net cash provided by operating activities was $83,342 for the three months ended March 31, 2011, compared to cash provided by operating activities of $91,357 for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used in or provided by investing activities was $-0- for the three months ended March 31, 2011, compared to $1,337 provided by for the three months ended March 31, 2010, primarily attributable to proceeds from deposits.

Cash flows used by financing activities was $74,000 for the three months ended March 31, 2011, compared to cash flows used for financing activities of $188,451 for the three months ended March 31, 2010. During the three months end March 31, 2011, we paid $32,128 towards our outstanding debt (primarily mortgage) and $41,872 payments on related party advances compared with note repayments of $16,667 and distributions to owners of $171,784 for the same period last year..

Over the next twelve months we do not expect any significant capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we have sufficient revenues generated from Marina Towers to maintain profitability in our operations and sources to maintain operations.

On January 26, 2011, we entered into an Investment Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC.  Pursuant to the agreements, Kodiak has committed to purchase up to $7,000,000 of the Company’s common stock over thirty-six months (the “Equity Facility”).  The aggregate number of shares issuable by the Company and purchasable by Kodiak under the Investment Agreement will be determined by the purchase prices for the common stock, as determined under the terms of the Investment Agreement filed with the SEC on February 1, 2011 on Form 8-K.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

It is our opinion that inflation has not had a material effect on our operations

CRITICAL ACCOUNTING POLICIES

 Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Long-Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Share-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.  The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL BILLING ASSISTANCE, INC.

Date: May 16, 2011	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Donald A. Bittar
Donald A. Bittar Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)