Form 10-Q
period 2011-06-30
Medical Billing Assistance, Inc.
filed 2011-08-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 12, 2011, the issuer had 49,716,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.
MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash	$87,913	$3,318
Accounts receivable, net	43,526	-
Prepaid expenses	43,673	7,811
Total current assets	175,112	11,129

Property, plant and equipment, net	4,617,829	4,698,560

Other assets
Deposits	2,415	4,415

Total assets	$4,795,356	$4,714,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$305,817	$194,092
Notes payable, current portion	5,346,352	163,399
Notes payable- related party, current portion	19,301	70,931
Convertible note payable	53,000
Unearned revenue	23,586	23,586
Deferred income taxes	50,019	29,019
Other current liabilities	-	66,447
Total current liabilities	5,798,075	547,474

Long term debt:
Deposits held	47,399	47,399
Notes payable, long term portion	-	5,253,229
Total long term debt	47,399	5,300,628

Total liabilities	5,845,474	5,848,102

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,716,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	49,716	49,716
Additional paid in capital	40,915	40,915
Accumulated deficit	(1,140,749)	(1,224,629)
Total stockholders' deficit	(1,050,118)	(1,133,998)

Total liabilities and stockholders' deficit	$4,795,356	$4,714,104

See the accompanying notes to these unaudited condensed consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Rental revenue	$384,518	$342,156	$695,715	$626,868

Operating expenses:
Selling general and administrative	263,851	125,621	427,017	228,442
Depreciation	40,365	40,366	80,730	80,730
Total operating expenses	304,216	165,987	507,747	309,172

Income from operations	80,302	176,169	187,968	317,696

Other income (expense):
Miscellaneous income	735	1,011	1,877	2,051
Gain on settlement of debt	67,365	-	67,365	-
Interest expense, net	(77,998)	(76,115)	(152,330)	(151,666)

Net income before provision for income taxes	70,404	101,065	104,880	168,081

Income taxes (benefit)	14,100	20,213	21,000	33,616

NET INCOME	$56,304	$80,852	$83,880	$134,465

Net income per common share, basic	$0.00	$0.00	$0.00	$0.00

Net income per common share-fully diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding, basic	49,716,000	49,716,000	49,716,000	49,716,000

Weighted average number of common shares outstanding, fully diluted	50,116,000	49,716,000	50,116,000	49,716,000

See the accompanying notes to these unaudited condensed consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,880	$134,465
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	80,730	80,730
Gain on settlement of debt	(67,365)	-
Changes in operating assets and liabilities:
Accounts receivable	(43,526)	(60,889)
Prepaid expenses and other	(33,862)	824
Accounts payable	112,644	21,793
Unearned income	-	23,103
Deferred income taxes	21,000	33,616
Net cash provided by operating activities	153,501	233,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from deposits	-	1,337
Net cash provided by investing activities	-	1,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	-	(467,055)
Net payments on notes payable	(70,276)	(41,667)
Net payments on related party advances	(51,630)	-
Proceeds from issuance of convertible note payable	53,000	-
Net cash used in financing activities	(68,906)	(508,722)

Net increase (decrease) in cash and cash equivalents	84,595	(273,743)
Cash and cash equivalents, beginning of period	3,318	403,542

Cash and cash equivalents, end of period	$87,913	$129,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$148,880	$151,666
Cash paid during the period for taxes	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis of presentation

The Company was incorporated under the laws of Colorado on May 30, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company, including FCID Holdings, Inc., FCID Medical, Inc., and Marina Towers, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Gain on Settlement of Debt

On June 17, 2011, the Company disposed of I.V. Services, Ltd., Inc., a previous wholly-owned subsidiary the Company acquired in December 2010 for nil proceeds and with the acquirer assuming  the of net liabilities of $67,365. Due to I.V. Services, Ltd. Inc. being inactive with no operations and or insignificant transactions, the Company considered the net liabilities assumed by the acquirer as settlement of debt..  As such, the In conjunction with the disposal, the Company recognized a $67,365 as income for the current period operations.

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

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of June 30, 2011, the Company had $87,913 in cash.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock options.  Diluted net income (loss) share is calculated by including potentially dilutive share issuances in the denominator.  Diluted net income (loss) per share for three and six months ending June 30, 2011 reflects the effects of 400,000 shares potentially issuable upon the exercise of the Company's stock options  (calculated using the treasury stock method) as of June 30, 2011. There were no potentially issuance common shares as of June 30, 2010.

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

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of June 30, 2011.

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

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company incurred various non-recurring expenses in the last quarter of 2010 in connection with its share exchange agreement, and prior to the share exchange agreement, Marina Towers, LLC allocated large distributions to its members, leading in part to the Company’s working capital deficit.  The Company generated positive cash flow from operations for the six months ended June 30, 2011 and 2010.  The Company is also involved in development project efforts to purchase MRI centers and medical practices. Management believes that ongoing profitable operations of Marina Towers, LLC, along with successful completion of its business development plan will allow the Company to improve or eliminate its working capital deficit and will provide the opportunity for the Company to continue as a going concern.  However, there can be no assurance that the Company will be successful  in the completion of its business development plan and be able to improve or eliminate its working capital deficit.

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2011 and  December 31, 2010 are as follows:

	June 30, 2011 (unaudited)	December 31, 2010
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,662,362	1,662,362
	5,717,530	5,717,530
Less: accumulated depreciation	(1,099,701)	(1,018,970)
	$4,617,829	$4,698,560

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

During the three months ended June 30, 2011 and 2010, depreciation expense charged to operations was $40,365 and $40,366, respectively.

During the six months ended June 30, 2011 and 2010, depreciation expense charged to operations was $80,730.

NOTE 4 -  NOTE PAYABLE

The Company has a mortgage note payable on its commercial office building which is secured by land and the building, bears interest at a variable rate of prime plus .5% with a minimum rate of 5.5% per annum, with monthly interest only payments required through January 2010, then monthly principal and interest payments commencing in February 2010 using a 20 year amortization schedule recalculated monthly for interest rate changes, with all outstanding principal and interest due in full in January 2012. The principal balance on the loan at June 30, 2011 and December 31, 2010 was $5,346,352 and $5,416,628, respectively. Interest expense under the note for the six months ended June 30, 2011 and 2010 was $148,880 and $151,758, respectively.

The minimum future cash flow for the notes payable at June 30, 2011 is as follows:

Amount
Six months ending December 31, 2011	$93,123
Year ended December 31, 2012	5,253,229
Total	$5,346,352

NOTE 5 -  CONVERTIBLE NOTE PAYABLE

On June 3, 2011, the Company issued a convertible note due nine months from the date of issuance with an interest rate of 8% per annum.  The note is convertible into the Company's common stock at a at any time after 180 days, at the holder’s option, into common stock at the conversion rate of 61% of the lowest three trading days 10 days prior to notice of conversion.  Prior to the 180 days, the Company is entitled to prepay at 125% of the outstanding principal and accrued interest 90 days following the date of the note, or 150% from the 91st day to 180 days following  the date of the note.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company at June 30, 2011 and December 31, 2010 owed $Nil and $51,197, respectively, to a shareholder and former officer for non-interest bearing, due on demand working capital advances.

At June 30, 2011 and December 31, 2010 the Company owed a shareholder and former officer $Nil and $16,600, respectively, under an unsecured, due on demand note payable bearing interest at 6% per annum.

At June 30, 2011 the Company owed a related company by common control an amount of $19,300 under a unsecured, due on demand note payable bearing interest at 8% per annum.

NOTE 7-STOCK OPTIONS

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at June 30, 2011:

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.75	400,000	1.50	$0.75	400,000	$0.75

 Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	-	$-
Granted	400,000	0.75
Exercised	-	-
Outstanding at December 31, 2010:	400,000	0.75
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2011:	400,000	$0.75

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

The determined fair value of the non employee options of $38,115 was charged to operations during the year ended December 31, 2010.

NOTE 8 – RECLASSIFICATION

During the six months ended June 30, 2011, the Company reclassified distribution in prior years in excess of additional paid in capital to retained earnings (deficit) retroactively.

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

We are also pursuing the expansion of our business to include new medical avenues, including but not limited to, cancer research and diagnostics, electronic medical records, and evaluating cancer treatment options. For example, we are pursuing the following medical avenues: (i) 3D automated whole breast ultrasound, an FDA approved ultrasound system that provides painless and non-invasive tests through 2D, MPR and 3D images; (ii) the MedeFile system, a centralized electronic medical records system that gathers, processes, records and indexes all medical data for patients; and (iii) Cancer Treatment, a hypothermia cancer therapy.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

The following discussion involves our results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Comparing our operations, we had revenues of $384,518 for the three months ended June 30, 2011, compared to revenues of $342,156 for the three months ended June 30, 2010. The increase in revenue of $42,362, or 12.4%, is primarily attributable to an increase in revenue generated by added tenants and escalation increases from our Marina Towers.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2011, were $263,851 compared to expenses of $125,521 for the three months ended June 30, 2010. The increase of $138,330, or 110.1%, is mainly attributable to legal, accounting and other professional expenses incurred operating a public entity. Depreciation of our building remained constant at $40,365 and $40,366 for the three months ended June 30, 2011 and 2011, respectively.

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

During the three months ended June 30, 2011, we disposed of I.V. Services, Inc., a wholly-owned subsidiary of the Company that has been inactive since acquisition in December 2010 for net liability assumption by the purchaser.  As such, we reported a gain of $67,365 for the three months ended June 30, 2011.

Interest expense, primarily composed of our mortgage interest on our building was $77,998 and $76,115 for the three months ended June 30, 2011 and 2010, respectively.

We had a net income of $56,304 for the three months ended June 30, 2011 compared to  $80,852 for the same period last year. This decrease in net income of $24,548, or 30.4%, is mainly attributable to reasons as described above.

Six months ended June 30, 2011 compared to six months ended June 30, 2010:

The following discussion involves our results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Comparing our operations, we had revenues of $695,715 for the six months ended June 30, 2011, compared to revenues of $626,868 for the six months ended June 30, 2010. The increase in revenue of $68,847, or 11.0%, is primarily attributable to an increase in revenue generated by added tenants and escalation increases from our Marina Towers.

Operating expenses, which include general and administrative expenses for the six months ended June 30, 2011, were $427,017 compared to expenses of $228,442 for the six months ended June 30, 2010. The increase of $198,575, or 86.9%, is mainly attributable to legal, accounting and other professional expenses incurred operating a public entity. Depreciation of our building remained constant at $80,730 for the six months ended June 30, 2011 and 2011.

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

During the six months ended June 30, 2011, we disposed of I.V. Services, Inc., a wholly-owned subsidiary of the Company that has been inactive since acquisition in December 2010 for net liability assumption by the purchaser.  As such, we reported a gain of $67,365 for the six months ended June 30, 2011.

Interest expense, primarily composed of our mortgage interest on our building was $152,330 and $151,666 for the six months ended June 30, 2011 and 2010, respectively.

We had a net income of $83,880 for the six months ended June 30, 2011 compared to  $134,465 for the same period last year. This decrease in net income of $50,585, or 37.6%, is mainly attributable to reasons as described above.

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

The Company incurred various non-recurring expenses in the last quarter of 2010 in connection with its share exchange agreement, and prior to the share exchange agreement Marina Towers, LLC allocated large distributions to its members ,leading in part to the Company’s working capital deficit. The Company generated positive cash flow from operations for the six months ended June 30, 2011 and 2010.  The Company is also involved in development project efforts to purchase MRI centers, medical practices, to explore new medical avenues including but not limited to, cancer research and diagnostics, electronic medical records, and evaluating cancer treatment options. Management believes that ongoing profitable operations of Marina Towers, LLC, along with successful completion of its business development plan will allow the Company to improve or eliminate its working capital deficit and will provide the opportunity for the Company to continue as a going concern.

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

Liquidity and Capital Resources

As of June 30, 2011, we had cash or cash equivalents of $87,913.

Net cash provided by operating activities was $153,501 for the six months ended June 30, 2011, compared to cash provided by operating activities of $233,642 for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $-0- for the six months ended June 30, 2011, compared to $1,337 provided by for the six months ended March 31, 2010, primarily attributable to proceeds from deposits.

Cash flows used by financing activities was $68,906 for the six months ended June 30, 2011, compared to net cash  used for financing activities of $508,722 for the six months ended June 30, 2010. During the six months ended June 30, 2011, we paid $70,276 towards our outstanding debt (primarily mortgage),$51,630 payments on related party advances and borrowed on convertible note of $53,000 compared with note repayments of $41,667 and distributions to owners of $467,055 for the same period last year.

Over the next twelve months we do not expect any significant capital costs to develop operations. We plan to buy office equipment to be used in our operations. We anticipate raising funds in an estimated amount of $2-3 million for the development of our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we have sufficient revenues generated from Marina Towers to maintain profitability in our operations and sources to maintain operations.

On January 26, 2011, we entered into an Investment Agreement and Registration Rights Agreement (the “Kodiak Agreement”) with Kodiak Capital Group, LLC.  Pursuant to the Kodiak Agreement, Kodiak  committed to purchase up to $7,000,000 of the Company’s common stock over thirty-six months.  However, effective June 30, 2010, the parties mutually agreed to terminate the Kodiak Agreement and their respective obligations therein.

The Company is seeking to refinance its existing $5.3M mortgage debt during the third quarter of 2011.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL BILLING ASSISTANCE, INC.

Date: August 15, 2011	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)