Form 10-Q
period 2011-09-30
Medical Billing Assistance, Inc.
filed 2011-11-10
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 000-53012

MEDICAL BILLING ASSISTANCE, INC.
(Exact Name of small business issuer as specified in its charter)

Colorado	90-0687379
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of  November 9, 2011, the issuer had 49,716,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.
MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash	$1,533,133	$3,318
Accounts receivable	4,082	-
Prepaid expenses	47,528	7,811
Restricted funds	140,489	-
Capitalized financing costs, current portion	57,348	-
Total current assets	1,782,580	11,129

Property, plant and equipment, net of accumulated depreciation of $1,140,066 and $1,018,970	4,577,464	4,698,560

Other assets
Capitalized financing costs, long term portion	224,596	-
Deposits	121,515	4,415

Total assets	$6,706,155	$4,714,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$89,481	$194,092
Notes payable, current portion	90,998	163,399
Notes payable- related party, current portion	-	70,931
Unearned revenue	67,289	23,586
Deferred income taxes	40,419	29,019
Current liabilities of discontinued operations	-	66,447
Total current liabilities	288,187	547,474

Long term debt:
Deposits held	47,399	47,399
Notes payable, long term portion	7,459,002	5,253,229
Total long term debt	7,506,401	5,300,628

Total liabilities	7,794,588	5,848,102

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,716,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	49,716	49,716
Additional paid in capital	40,915	40,915
Accumulated deficit	(1,179,064)	(1,224,629)
Total stockholders' deficit	(1,088,433)	(1,133,998)

Total liabilities and stockholders' deficit	$6,706,155	$4,714,104

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rental revenue	$322,905	$317,557	$979,485	$944,425

Operating expenses:
Selling general and administrative	242,393	118,123	669,410	346,565
Depreciation	40,365	40,362	121,095	121,092
Total operating expenses	282,758	158,485	790,505	467,657

Income from operations	40,147	159,072	188,980	476,768

Other income (expense):
Miscellaneous income	-	1,278	41,012	3,329
Gain on disposal of subsidiary	-	-	67,365	-
Financing costs	(4,779)	-	(4,779)	-
Interest expense, net	(83,283)	(76,627)	(235,613)	(228,293)

Income (loss) before provision for income taxes	(47,915)	83,723	56,965	251,804

Income taxes (benefit)	(9,600)	16,745	11,400	50,361

NET (LOSS) INCOME	$(38,315)	$66,978	$45,565	$201,443

Net (loss) income per common share, basic	$(0.00)	$0.00	$0.00	$0.00

Net (loss) income per common share-fully diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding, basic	49,716,000	49,716,000	49,716,000	49,716,000

Weighted average number of common shares outstanding, fully diluted	49,716,000	49,716,000	49,716,000	49,716,000

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$45,565	$201,443
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	121,095	121,092
Amortization of financing costs	4,779	-
Gain on disposal of subsidiary	(67,365)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,082)	(67,748)
Prepaid expenses and other	(39,717)	1,526
Restricted funds	13,198	-
Accounts payable	25,374	(54,797)
Unearned income	43,703	65,607
Deferred income taxes	11,400	50,361
Net cash provided by operating activities	153,950	317,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Net payments on deposits	(117,100)	-
Net cash used in investing activities	(117,100)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	-	(589,482)
Net payments on notes payable	(70,276)	(66,667)
Net payments on related party advances	(70,931)	-
Proceeds from issuance of note payable, net of financing costs	1,634,172	-
Net cash provided by (used in) financing activities	1,492,965	(656,149)

Net increase (decrease) in cash and cash equivalents	1,529,815	(338,665)
Cash and cash equivalents, beginning of period	3,318	403,542

Cash and cash equivalents, end of period	$1,533,133	$64,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$221,387	$228,386
Cash paid during the period for taxes	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis of presentation

The Company was incorporated under the laws of Colorado on May 30, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company, including FCID Holdings, Inc., FCID Medical, Inc., and Marina Towers, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Gain on Settlement of Debt

On June 17, 2011, the Company disposed of I.V. Services, Ltd., Inc., a previous wholly-owned subsidiary the Company acquired in December 2010 for nil proceeds and with the acquirer assuming the net liabilities of $67,365. I.V. Services, Ltd. Inc. was inactive with no operations and or insignificant transactions.  The Company considered the net liabilities assumed by the acquirer as settlement of debt.  As such, in conjunction with the disposal, the Company recognized  $67,365 as income for the current period operations.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of September 30, 2011, the Company had $1,533,133 in cash.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock options.  Diluted net income (loss) share is calculated by including potentially dilutive share issuances in the denominator.  Diluted net income (loss) per share for three and nine months ending September 30, 2011 does not reflect the effects of 400,000 shares potentially issuable upon the exercise of the Company's stock options  (calculated using the treasury stock method) as of September 30, 2011 as including the options would be anti-dilutive. There were no common shares potentially issuable as of September 30, 2010.

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of September 30, 2011.

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

NOTE 2 — LIQUIDITY

The Company incurred various non-recurring expenses in the last quarter of 2010 in connection with its share exchange agreement, and prior to the share exchange agreement, Marina Towers, LLC allocated distributions to its members, leading in part to the Company’s past working capital deficit. As of September 30, 2011 upon completion of refinancing of mortgage note payable, as described below, the Company's working capital was $1,494,393.  In addition, the Company generated positive cash flow from operations for the nine months ended September 30, 2011 and 2010.  The Company is also involved in development project efforts to purchase MRI centers and medical practices. Management believes that ongoing profitable operations of Marina Towers, LLC, the current positive cash balance resulted from the recent refinancing of the mortgage along with successful completion of its business development plan will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements through October 2012.  However, there can be no assurance that the Company will be successful  completing its business development plan.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2011 and  December 31, 2010 are as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,662,362	1,662,362
	5,717,530	5,717,530
Less: accumulated depreciation	(1,140,066)	(1,018,970)
	$4,577,464	$4,698,560

 During the three months ended September 30, 2011 and 2010, depreciation expense charged to operations was $40,365 and $40,362, respectively.

During the nine months ended September 30, 2011 and 2010, depreciation expense charged to operations was $121,095 and $121,092, respectively.

NOTE 4 -  NOTE PAYABLE

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,752.61 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016.  The note is secured by land and the building along with first priority assignment of leases and rents.  In addition, the Company's Chief Executive Officer provided a personal guarantee.

The principal balance as of September 30, 2011 was $7,550,000.  Interest expense under the note for the nine months ended September 30, 2011 was $34,427.

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of  $286,723.  The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

The Company's previous  mortgage note payable on its commercial office building which was secured by land and the building, bore interest at a variable rate of prime plus 0.5% with a minimum rate of 5.5% per annum, with monthly interest only payments required through January 2010, then monthly principal and interest payments commencing in February 2010 using a 20 year amortization schedule recalculated monthly for interest rate changes, with all outstanding principal and interest due in full in January 2012. The principal balance on the loan at September 30, 2011 and December 31, 2010 was $-0- and $5,416,628, respectively. Interest expense under the note for the nine months ended September 30, 2011 and 2010 was $221,387 and $228,386, respectively.

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The minimum future cash flow for the notes payable at September 30, 2011 is as follows:

Amount
Three months ending December 31, 2011	$22,233
Year ended December 31, 2012	92,392
Year ended December 31, 2013	98,188
Year ended December 31, 2014	104,348
Year ended December 31, 2015	110,895
Year ended December 31, 2016	7,121,944
Total	$7,550,000

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company at September 30, 2011 and December 31, 2010 owed $Nil and $51,197, respectively, to a shareholder and former officer for non-interest bearing, due on demand working capital advances.

At September 30, 2011 and December 31, 2010 the Company owed a shareholder and former officer $Nil and $16,600, respectively, under an unsecured, due on demand note payable bearing interest at 6% per annum.

NOTE 6-STOCK OPTIONS

Non Employee Stock Options

The following table summarizes the stock options outstanding and the related prices for the shares of the Company's common stock issued to non employees at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.75	400,000	1.25	$0.75	400,000	$0.75

MEDICAL BILLING ASSISTANCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	-	$-
Granted	400,000	0.75
Exercised	-	-
Outstanding at December 31, 2010:	400,000	0.75
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2011:	400,000	$0.75

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

NOTE 7 – RECLASSIFICATION

During the nine months ended September 30, 2011, the Company reclassified distribution in prior years in excess of additional paid in capital to retained earnings (deficit) retroactively.  In addition, the Company reclassified lease cancellation fees received from rental to other income.

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

On December 29, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with FCID Medical, Inc., a Florida corporation (“FCID Medical”) and FCID Holdings, Inc., a Florida corporation (“FCID Holdings") , which together will be referred to herein with FCID Medical as “FCID”, and the shareholders of FCID (the “FCID Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the FCID Shareholders exchanged 100% of the outstanding common stock of FCID for a total of 40,000,000 shares of common stock of the Company, resulting in FCID Medical and FCID Holdings being 100% owned subsidiaries of the Medical Billing Assistance, Inc., (the “Company”).

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

Our address is 709 S. Harbor City Blvd., Suite 250, Melbourne, FL 32901, and our telephone number is (321) 725-0090.

We are focusing the majority of our efforts on the planned business of FCID Medical.  FCID Medical’s strategic plan is to provide MRI centers and medical practices in primarily rural communities with cost effective imaging and diagnostics, while fully complying with governmental regulations, guidelines and industry standards. Medical Billing Assistance ("MDBL") will be headquartered in Melbourne, FL in the Marina Towers, in a building owned by Marina Towers, LLC, a subsidiary of FCID Holdings, and will develop training capabilities as well as central billing systems in this location.

We are also pursuing the expansion of our business to include new medical avenues, including but not limited to, cancer research and diagnostics, electronic medical records, and evaluating cancer treatment options. For example, we are pursuing the following medical avenues: (i) 3D automated whole breast ultrasound, an FDA approved ultrasound system that provides painless and non-invasive tests through 2D, MPR and 3D images; (ii) an existing centralized electronic medical records system that gathers, processes, records and indexes all medical data for patients; and (iii) Cancer Treatment, a hypothermia cancer therapy.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

The following discussion involves our results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Comparing our operations, we had revenues of $322,905 for the three months ended September 30, 2011, compared to revenues of $317,557 for the three months ended September 30, 2010. The increase in revenue of $5,348, or 1.7%, is primarily attributable to an increase in revenue generated by escalation increases from our Marina Towers.

Operating expenses, which include general and administrative expenses for the three months ended September 30, 2011, were $242,393 compared to expenses of $118,123 for the three months ended September 30, 2010. The increase of $124,270, or 105.2%, is mainly attributable to legal, accounting and other professional expenses incurred operating a public entity. Depreciation of our building remained constant at $40,365 and $40,362 for the three months ended September 30, 2011 and 2011, respectively.

The major components of operating expenses include general and administrative, legal, accounting and professional fees associated maintaining a public entity.

We believe that the general and administrative expenses in current operations should remain fairly constant as our revenues develop. Each additional sale or service and corresponding gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Interest expense, primarily composed of our mortgage interest on our building was $83,283 and $76,627 for the three months ended September 30, 2011 and 2010, respectively.

We had a net loss of $38,315 for the three months ended September 30, 2011 compared to net income of $66,978 for the same period last year. This decrease in net income of $105,293, or 157.2%, is mainly attributable to reasons as described above.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010:

The following discussion involves our results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Comparing our operations, we had revenues of $979,4855 for the nine months ended September 30, 2011, compared to revenues of $944,425 for the nine months ended September 30, 2010. The increase in revenue of $35,060, or 3.7%, is primarily attributable to an increase in revenue generated by added tenants and escalation increases from our Marina Towers.

Operating expenses, which include general and administrative expenses for the nine months ended September 30, 2011, were $669,410 compared to expenses of $346,565 for the nine months ended September 30, 2010. The increase of $322,845, or 93.2%, is mainly attributable to legal, accounting and other professional expenses incurred operating a public entity. Depreciation of our building remained constant at $121,095 and $121,092 for the nine months ended September 30, 2011 and 2011, respectively.

The major components of operating expenses include general and administrative, legal, accounting and professional fees associated maintaining a public entity.

We believe that the general and administrative expenses in current operations should remain fairly constant as our revenues develop. Each additional sale or service and corresponding gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

During the nine months ended September 30, 2011, we disposed of I.V. Services, Inc., a wholly-owned subsidiary of the Company that has been inactive since acquisition in December 2010 for net liability assumption by the purchaser.  As such, we reported a gain of $67,365 for the nine months ended September 30, 2011.

Interest expense, primarily composed of our mortgage interest on our building was $235,613 and $228,293 for the nine months ended September 30, 2011 and 2010, respectively.

We had net income of $45,565 for the nine months ended September 30, 2011 compared to a net income of  $201,443 for the same period last year. This decrease in net income of $155,878, or 77.4%, is mainly attributable to reasons as described above.

The Company incurred various non-recurring expenses in the last quarter of 2010 in connection with its share exchange agreement, and prior to the share exchange agreement, Marina Towers, LLC allocated large distributions to its members, leading in part to the Company’s past working capital deficit. As of September 30, 2011 upon completion of refinancing of mortgage note payable, as described below, the Company's working capital was $1,494,393.  In addition, the Company generated positive cash flow from operations for the nine months ended September 30, 2011 and 2010.  The Company is also involved in development project efforts to purchase MRI centers and medical practices. Management believes that ongoing profitable operations of Marina Towers, LLC, the current positive cash balance resulted from the recent refinancing of the mortgage along with successful completion of its business development plan will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements through October 2012.  However, there can be no assurance that the Company will be successful  completing its business development plan.

Liquidity and Capital Resources

As of September 30, 2011, we had cash or cash equivalents of $1,533,133.

Net cash provided by operating activities was $153,950 for the nine months ended September 30, 2011, compared to cash provided by operating activities of $317,484 for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $117,100 for the nine months ended September 30, 2011 comprised of deposits made on property, plant and equipment, compared to $Nil provided by for the nine months ended September 31, 2010.

Cash flows used by financing activities was $1,492,965 for the nine months ended September 30, 2011, compared to net cash  used for financing activities of $656,149 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we refinanced our mortgage note payable providing an additional $1,634,172 in working capital, paid $70,276 towards our outstanding debt (primarily our old mortgage) and $70,931 payments on related party advances compared with note repayments of $66,667 and distributions to owners of $589,482 for the same period last year.

 Over the next twelve months we do not expect any significant capital costs to develop operations. We plan to buy office equipment to be used in our operations. We anticipate raising funds in an estimated amount of $2-3 million for the development of our operations.

We believe that we have sufficient capital in the short term through October 2012 for our current level of operations. This is because we have sufficient revenues generated from Marina Towers to maintain profitability in our operations and refinanced our mortgage note payable which will allow us to maintain operations.

On January 26, 2011, we entered into an Investment Agreement and Registration Rights Agreement (the “Kodiak Agreement”) with Kodiak Capital Group, LLC.  Pursuant to the Kodiak Agreement, Kodiak committed to purchase up to $7,000,000 of the Company’s common stock over thirty-six months.  However, effective June 30, 2011, the parties mutually agreed to terminate the Kodiak Agreement and their respective obligations therein.

On August 12, 2011, the Company refinanced its existing mortgage note payable providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,752.61 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016.  The note is secured by land and the building along with first priority assignment of leases and rents.  In addition, the Company's Chief Executive Officer provided a personal guarantee.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

It is our opinion that inflation has not had a material effect on our operations.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL BILLING ASSISTANCE, INC.

Date: November 9, 2011	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)