Form 10-K
period 2011-12-31
Medical Billing Assistance, Inc.
filed 2012-03-30
CIK 1416876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

Commission file number 000-53012

MEDICAL BILLING ASSISTANCE, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	90-0687379 (I.R.S. Employer Identification No.)

709 S. Harbor City Blvd., Suite 250, Melbourne, FL (Address of principal executive offices)	32901 (Zip Code)

Registrant’s telephone number, including area code (321) 725-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,906,320.

As of March 19, 2012, there were 49,851,000 shares of common stock, par value $0.001 per share, outstanding.

MEDICAL BILLING ASSISTANCE, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2011

PART I

This report may contain forward-looking statements within the meaning of Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1.                 Business

Overview and History

We were incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services.  IVS was incorporated in the State of Florida on September 28, 1987, and on June 30, 2007, we issued 8,000,000 common shares to Mr. Michael West in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which, at the time, was a wholly-owned subsidiary of the Company that was inactive. The consideration for the disposition was the net liability assumption by the purchaser.  For details of the transactions, see Note 2 to the Consolidated Financial Statements.

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

In connection with the Share Exchange Agreement, in addition to the foregoing and effective on the closing date, Michael West resigned as President, Treasurer and director of the Company.  Mr. Steve West resigned as officer of the Company but retained a directorship with the Company and subsequently resigned in 2011.  Christian Charles Romandetti was appointed President, Chief Executive Officer and a director of the Company, in December 2010, and Donald Bittar was appointed Chief Financial Officer, Treasurer and Secretary. Currently, Mr. Bittar also is a director.

Merger, Re-Incorporation and Name Change

On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., (“FCHS Delaware”), a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company’s state of incorporation will change from Colorado to Delaware (the “Reincorporation”) (b) the Company’s name will change from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), and (c) every four shares of Company’s  common stock will be exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-for-one reverse split of the Company’s common stock) (the “Reverse Split”), and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. See, Item 9B Other Information, in this Annual Report. The effective date for the Reincorporation and the Reverse Split is expected to be on or about April 5, 2012.

All of our operations are conducted out of our wholly-owned subsidiaries: FCID Medical and FCID Holdings.  We have real estate holdings through FCID Holdings, Inc., under which Marina Towers, LLC is wholly-owned subsidiary.  A diagram of our corporate structure is set forth below:

Our Business

The cornerstone of the FCID Medical business plan is to develop and acquire efficient, specialized healthcare clinical units.  The Company is carving a new niche in the multi-billion dollar medical clinical service industry with this new paradigm, specialized professional medical clinical units.  These professional medical clinical units include an optimal mix of synergistic multi-specialty physicians combined with an array of diagnostic capabilities.

First Medical Clinic Acquisition

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a management agreement to manage the medical practice of First Choice Medical Group of Brevard, LLC.  The management agreement also included an option to purchase the practice and to acquire all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC.

The closing of the purchase and sale shall occur within ten business days following the date on which the later to occur of the (1) the date on which the Florida Agency for Health Care Administration has informed the Company that all requirements have been met for issuing the license required for a health care clinic as defined and regulated by Florida Statutes and (2) the date on which the parties have met and complied with the requirements under applicable rules and regulations of the Centers for Medicare and Medicaid Services with respect to a change in ownership provider.  The details of the purchase are contained in Note 5 to the financial statements.

A new paradigm medical clinic

Some retail business models have been successful with broad customer demographics, easy service provider substitution, intense competition and continuing lower profit margins.  We view medical clinics as a retail-oriented business delivering medical services direct to consumers. Unlike transportation, fast food, electronics and other retailers, medical clinics, generally, have not been quick to adapt themselves to operating successfully with lower profit margins and growing competition.  The successful retail businesses recognized the importance of embracing information technology, telecommunication and functional economies of scale to allow high service levels to continue, while retaining acceptable profit margins. Their corporate cultures include a commitment to insuring the best possible customer experience through consistent, predictable and superior service levels in every aspect of their business.   They have learned to become profitable in the face of lower margins and increasing competition.

The key to our success is our new paradigm specialty medical clinic.  While adopting the leading edge retail service practices, the Company will remain committed to high patient service levels intended to achieve predictable and acceptable profit margins.

Excellent medical service levels with a human touch

Our business model is intended to bring the best retail practices to operating a medical clinic successfully with a ‘human touch’.  Patients want their pain, fear and concerns acknowledged and considered.  They want to be treated with dignity and respect.   From the patient’s first interaction with us, making an appointment to see a doctor, our strategic and tactical goals are to provide the best possible patient healthcare experience through consistent, predictable and superior service levels in every aspect of our clinics.  On time appointments, accurate and current patient information, attention to detail and careful patient follow up are part of our commitment to an excellent patient experience.  Management will actively monitor the daily service level objectives for every aspect of the patient experience from the initial appointment through the end of treatment.   Clinic staff will be encouraged and rewarded for exceeding their service level objectives.

Medical service mix

Like other successful business models for professional medical services, ours is designed to offer the most synergistic and profitable medical service mix.    By their nature, some combinations of medical specialties can be more revenue positive than others.    Physicians need access to diagnostic equipment like, X-Ray, MRI and physical therapy.   Patients expect their physicians to have access to the best diagnostic and service delivery equipment.   Without diagnostic services many medical practices will find it difficult to maintain their current margins of profitability.  We plan to combine medical specialties and diagnostic services at our locations to maintain or increase the capability for profit. While one specialty may have high reimbursements for their professional service but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursement but high volume diagnostic equipment use.  Operating independently, each specialty group would face retreating profit margins and a significant challenge to maintain high service levels with adequate equipment and current technologies.   However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income.  Since the combination is more profitable than either of its components, there is a most favorable opportunity to sustain profit margins that will allow the facility to maintain high service levels with leading edge equipment and state of the art technologies.

In recruiting, selecting and hiring physicians, we plan to employ physicians with the highest patient care reviews always making superior quality of service our number one priority.  Our plan is to employee physicians in multiple medical clinics located in other geographic markets.  We will work to maintain the optimal combination of medical specialties we believe will support the most profitable mix of professional service fees.   This business model, in turn, is most likely to provide our physicians with the best diagnostic equipment available, our patients with the best possible medical experience and our Company with the potential when combining physicians and diagnostic equipment to maintain attractive profit margins.  The model is also is designed to allow physicians to concentrate exclusively on delivering excellent patient care.  The requirements for running the business functions of a successful medical clinic are the sole responsibility of the business management team and not the physicians.

Scalable back office and economies of scale

Fixed cost legacy administrative functions have subjected many established medical clinics to a downward spiral of diminishing profit margins and losses.  In legacy medical clinics, administrative management, billing, compliance, accounting, marketing, advertising, scheduling, customer service, record keeping functions represent fixed overhead for the practice.   The fixed administrative overhead of a practice has the effect of reducing profit margins as the practice experiences declining revenues as a result of lower patient volumes from increasing competition, lower pricing, lower reimbursements or patient migration to competitors.

We intend to achieve and sustain profitability, in part, first by introducing economies of scale to our nonclinical administrative functions and second to scale these economies, with similar profit margins, to higher operating volumes.   Nonclinical administrative functions operating with economies of scale are intended to improve the profit margin for our medical clinic retail model.   More significantly, our administrative functions are readily scalable to allow profit margins at relatively low clinic volume and also with larger numbers of physicians and locations.

A key to our success is our ability to employ a highly experienced team of business managers supported by an array of professional, experienced and compliant subcontractors.   Using the best project management practices, our business managers can contract services for the billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions.  The cost of our ‘back office operation’ scales quickly in direct relation to our volume, allowing us to sustain profit margins with a cost effective and scalable back office.  As the number of physicians increases so do the economies of scale for our back office.  The economies of scale support selecting the best and not the lowest cost subcontractors, while allowing our medical clinics to operate cost effectively with higher service levels.

Developing and operating other clinics in other geographic areas will take advantage of the economies of scale for our administrative ‘back office functions’. Our plan calls for opening up multiple clinics in multiple states and cities at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each location. We believe that the scalable structure of our administrative back office functions will efficiently support our expansion plans.

High technology infrastructure supporting excellent human touch patient experiences

Successful retail models in other industries already effectively use telecommunications, remote computing, mobile computing, cloud computing, virtual networks and other leading-edge technologies to manage geographically diverse operating units.  These technologies create the infrastructure to allow a central management team to monitor, direct and control geographically disbursed operating units and subcontractors, including national operations.

The FCID Medical business model is designed to incorporate the best of these technologies.  Each day, a central management team will monitor, direct and control our medical clinics and all the necessary support subcontractors.  We expect to operate a paperless system with electronic patient medical records.  Test results, X-ray images, MRI, diagnosis, patient notes, visit reports, billing information, insurance coverage, and patient identification information all would be contained an electronic medical record.  This will allow physicians and staff instant access to every aspect of a patient’s medical information from anywhere, in any clinic, and remotely with mobile computing devices.  The patient billing, accounts receivable and collection functions also are designed to be paperless. A majority of our third party payors will remit by EDI and wire transfers.  Accordingly, every aspect of the business will be positioned to achieve high productivity and lower administrative headcounts and per capita expenses.

We intend to grow by replicating our medical clinics, supported by our standardized policies, procedures and clinic setup guidelines.  The administrative functions supporting the first clinic can be quickly scaled to handle multiple additional clinics.  As we roll out our business model, we expect our administrative core and clinic retail model will transform the economics of medical clinics.

Recent Accomplishments

In furtherance of our objectives, we have achieved the following milestones:

•	Successful cancellation of financing with Kodiak Capital and accompanying registration rights;
•	Sale of IVS, thus eliminating any and all liabilities the Company may have had related to IVS;
•	Successful refinancing of Marina Towers building from a short term liability to a long term liability;
•	Entered into a 5 year Billing and Collection Agreement with Medtrx, a leading provider of medical billing services;
•	Entered into an exclusive management agreement for the management and operation of First Choice Medical Group of Brevard, LLC;
•	Successfully hired an Executive Vice President of Medical Operations to head up the Medical Division.
•	Entered into an agreement for the option to purchase First Choice Medical Group of Brevard, LLC;
•	Increased the Board of Directors by adding Donald Bittar; and
•	Engaged a proven, successful, IR/PR firm to communicate the Company’s messages, growth and success to the public and our shareholders.

Our headquarters

Our headquarters is located at 709 S. Harbor City Blvd., Suite 250, Melbourne, FL 32901 in Marina Towers, which is owned by Marina Towers, LLC, a subsidiary of FCID Holdings, which is our subsidiary.

FCID Holdings owns our real estate. Marina Towers, LLC operates Marina Towers, a 68,090 square foot Class A five-story office building. The building operates with a 95% average tenant occupancy and a rent roll that is supported by several high quality commercial tenants with long term leases. The building generates revenue and income for the Company that is intended to be available to fund the expansion of our operating businesses.

Employees

As of December 31, 2011 we employ a total of 16 employees.   None of our employees are covered by a collective bargaining agreement.  At the present time, the employment of all employees is “at-will”.

Item 1A.                 Risk Factors

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

General Risks Regarding Our Business

Our Company is currently implementing a new business plan. As such, it has a limited operating history upon which you can base an evaluation of its business and prospects.
Our limited operating history in our present format makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance.  To address these risks and uncertainties, we must do the following:

• Successfully execute our business strategy;
• Respond to competitive developments;
• Effectively and efficiently integrate new acquisitions and
• Attract, integrate, retain and motivate qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Our management has limited experience operating a public company.
Our management has limited experience operating a public company. We plan to comply with all of the rules and regulations which are applicable to public companies. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

We are implementing a strategy to grow our business, which is expensive and may not generate income.
We intend to grow our business, and we plan to incur expenses associated with our growth and expansion. Although we are taking steps to raise funds through equity offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving sufficient revenues, despite our attempts to grow our business. If our growth strategies do not result in sufficient revenues and income, we may have to abandon our plans for further growth and/or cease operations, which could have a material and adverse effect on our business, prospects and financial condition.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Though revenues from our real estate are sufficient to fund current operations and our growth, there is no assurance that they will continue to be sufficient. If we require additional capital, we may need to borrow money or sell more securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain required capital for operations or growth, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government financial assistance to certain companies and other federal government’s interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, increased unemployment, increased tax rates and governmental budget deficits and debt levels have contributed to volatility of unprecedented levels. We believe our healthcare clinics may be impacted by unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

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

Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. If these market conditions continue, they may limit our ability, and the ability of our patients, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in material and adverse effects on our business, prospects, financial condition and results of operations.

Generally, only a portion of the cost of medical care is typically reimbursed by third-party payers such as healthcare insurance companies or government programs, including Medicare and Medicaid.  The remaining portion of the cost of medical care is paid by the patient.  Accordingly, our operating results may vary based upon the impact of changes in the disposable income of consumers interested in healthcare, among other economic factors.  A significant decrease in consumer disposable income in a weak economy may result in a decrease in the number of medical procedures performed and a decline in our revenues and profitability.  In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience.

Since a significant percentage of our operating expenses are fixed, a relatively small decrease in revenues could have a significant negative impact on our financial results.
A significant percentage of our expenses will be fixed - meaning they do not vary significantly with the increase or decrease in revenues. Such expenses include, but will not be limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance and insurance. As a result, a small reduction in the prices we charge for our services or procedure volume could have a disproportionately negative effect on our financial results.

Loss of key executives and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.
We depend upon our management team to a substantial extent. In particular, we depend upon Christian Charles Romandetti, our President and Chief Executive Officer for his skills, experience and knowledge of our Company and industry contacts. Mr. Romandetti does not have an employment agreement with the Company and we currently do not have key employee insurance policies covering any of our management team. The loss of Mr. Romandetti or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

We require medical clinic managers, medical professionals and marketing persons with experience in our industry to operate and market our medical clinic services. It is impossible to predict the availability of qualified persons or the compensation levels that will be required to hire them. The loss of the services of any member of our senior management or our inability to hire qualified persons at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

We may have difficulties managing growth which could lead to higher losses.

Rapid growth could strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Should we be unsuccessful in accomplishing any of these essential aspects of our growth in an efficient and timely manner, then management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could slow or eliminate our ability to achieve and sustain profitability.  Such slower than expected growth may require us to restrict or cease our operations and go out of business.

We may not receive payment from some of our healthcare patients because of their financial circumstances.
Some of our healthcare provider patients may not have significant financial resources, liquidity or access to capital. If these patients experience financial difficulties they may be unable to pay us the healthcare services that we will provide. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of certain of our healthcare provider patients. As a result, this may adversely affect our financial condition and results of operations.

We may be subject to medical professional liability risks, which could be costly and could negatively impact our business and financial results.
We may be subject to professional liability claims. Although there currently are no known hazards associated with any of our procedures or technologies when performed or used properly, hazards may be discovered in the future.  For example: there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard. There also is potential risk to patients treated with therapy equipment secondary to inadvertent or excessive over- or under exposure to radiation—a topic on which the U.S. House of Representatives Committee on Energy and Commerce Subcommittee on Health held a hearing on February 26, 2010. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, any claim made against us could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

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
• Potential adverse effects on operating results and
• Challenges in retaining patients.

We may not be able to maintain the levels of operating efficiency acquired companies have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Difficulties in combining operations may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve from these acquisitions, which would harm our financial condition and operating results.

The healthcare regulatory and political framework is uncertain and evolving.
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

Changes in the rates or methods of third-party reimbursements for medical services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm to our financial position.
Third-party payors such as Medicare, Medicaid and private health insurance companies, may change the rates or methods of reimbursement for the services we plan to provide and could have a significant negative impact on those revenues. At this time, we cannot predict the impact of rate reductions will have on our future revenues or business.  Moreover, patients on whom we will depend for the majority of our medical clinic revenues generally rely on reimbursement from third-party payors. If our patients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

Future requirements limiting access to or payment for medical services may negatively impact our future revenues or business.  If legislation substantially changes the way healthcare is reimbursed by both governmental and private insurers, it may negatively impact payment rates for certain medical services. We cannot predict at this time whether or the extent to which other proposed changes will be adopted, if any, or how these or future changes will affect the demand for our services.

Managed care organizations may prevent their members from using our services which would cause us to lose current and prospective patients.
Healthcare providers participating as providers under managed care plans may be required to refer medical services to specific medical clinics depending on the plan in which each covered patient is enrolled. These requirements may inhibit their members from using our medical services in some cases. The proliferation of managed care may prevent an increasing number of their members from using our services in the future which would cause our revenues to decline.

“Stark” Law prohibition on physician referrals may be interpreted so as to limit our prospects.
The Ethics in Patient Referral Act of 1989, as amended (the "Stark Law"), is a civil statute that generally (i) prohibits physicians from making referrals for designated health services to entities in which the physicians have a direct or indirect financial relationship and (ii) prohibits entities from presenting or causing to be presented claims or bills to any individual, third party payer, or other entity for designated health services furnished pursuant to a prohibited referral. Under the Stark Law, a physician may not refer patients for certain designated health services to entities with which the physician has a direct or indirect financial relationship, unless allowed under an enumerated exception. Under the Stark Law, there are numerous statutory and regulatory exceptions for certain otherwise prohibited financial relationships. A transaction must fall entirely within an exception to be lawful under the Stark Law.

The Stark Law contains significant civil sanctions for violations, including denial of payment, refunds of amounts collected in violation of the Stark Law and exclusion from Medicare or Medicaid programs. In addition, OIG may impose a penalty of not more than $15,000 for submitting an illegal claim or not refunding such a claim on a timely basis and a civil monetary penalty of up to $100,000 for each circumvention arrangement or scheme.

We believe that any referrals between or among the company, the physicians providing services and the facilities where procedures are performed will be for services compliant under the Stark Law.   If these arrangements are found to violate the Stark Law, we may be required to restructure such services or be subject to civil or criminal fines and penalties, including the exclusion of our company, the physicians, and the facilities from the Medicare and Medicaid programs, any of which events could have a material adverse effect on our business, financial condition and results of operations.

Some states have enacted statutes, similar to the federal Anti-Kickback Statute and Stark Law, that are applicable to our operations because they cover all referrals of patients regardless of the payer or type of healthcare service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws. This could have a material adverse effect on our business, financial condition and results of operations.

Advertising restrictions may be interpreted so as to limit our prospects.
Our healthcare clinic business will be dependent on advertising, which is subject to regulation by the Federal Trade Commission ("FTC"). We believe that we have structured our advertising practices to be in material compliance with FTC regulations and guidance. However, we cannot be certain that the FTC will not determine that our advertising practices are in violation of such laws and guidance.

In addition, the laws of many states restrict certain advertising practices by and on behalf of physicians. Many states do not offer clear guidance on the bounds of acceptable advertising practices or on the limits of advertising provided by management companies on behalf of physicians. Although we have endeavored to structure our advertising practices to be in material compliance with such state laws, authorities in those states could determine that our advertising practices are in violation of those laws.

Fee-splitting prohibitions in some states may be interpreted so as to limit our prospects.
Many states prohibit medical professionals from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. If we violate a state's fee-splitting prohibition, we may be subject to civil or criminal fines, and the physician participating in such arrangements may lose his or her licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our business operations in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Facility licensure requirements in some states may be costly and time-consuming, limiting or delaying our operations.
State Departments of Health may require us to obtain licenses in the various states in which we have laser vision correction centers or other business operations. We intend to obtain the necessary material licensure in states where licensure is required. However, not all of the regulations governing the need for licensure are clear and there is limited guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license in that state. This could subject us to significant fines or penalties, result in our being required to cease operations in that state or otherwise have a material adverse effect on our business, financial condition and results of operations. Although we currently have no reason to believe that we will be unable to obtain the necessary licenses without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure.

Health Insurance Portability and Accountability Act compliance is critically import to our continuing operations.
In December 2000, the U.S. Department of Health and Human Services ("DHHS") released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These final health privacy regulations were effective in April 2003, for providers that engage in certain electronic transactions, including the submission of claims for payment.  Additionally, DHHS published final standards to protect the security of health-related information in February 2003.  Finally, in August 2009 DHHS published interim final breach notification regulations implementing section 13402 of the Health Information Technology for Economic and Clinical Health ("HITECH") Act.  The HIPAA privacy and security regulations and the HITECH Act extensively regulate the use and disclosure of individually identifiable health-related information.  Our physicians and the Company are covered entities under HIPAA if those entities provide services that are reimbursable under Medicare or other third-party payers (e.g., orthopedic services). Although the covered health care providers themselves are primarily liable for HIPAA compliance, as a "business associate" to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations. Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

Our medical business may be reliant upon direct-to-patient marketing.
The effectiveness of our marketing programs and messages to patients can have a significant impact on our financial performance.  The effectiveness of marketing may fluctuate, resulting in changes in the cost of marketing per procedure, and variations in our margins.  Less effective marketing programs could materially and adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain qualified medical professionals, our ability to maintain operations at healthcare centers, to attract patients or to open new healthcare centers could be negatively affected.
We generate our revenues through physicians and medical professionals who work for us to perform medical procedures.  The retention of those physicians and medical professionals is a critical factor in the success of our healthcare centers, and the hiring of qualified physicians and medical professionals is a critical factor in our ability to launch a new healthcare centers successfully.  However, at times it may be difficult for us to retain or hire qualified physicians and medical professionals. If we are unable consistently to hire and retain qualified physicians and medical professionals, our ability to open new healthcare centers, maintain operations at existing healthcare centers, and attract patients could be materially and adversely affected.

If technological changes occur rendering our equipment or services obsolete, or increase our cost structure, we may need to make significant capital expenditures or modify our business model, which could cause our revenues or results of operations to decline.
Industry competitive or clinical factors, among others, may require us to introduce alternate medical technology for the procedures we offer than those that may currently be in use in our healthcare centers.   Introducing such technology could require significant capital investment or force us to modify our business model in such a way as to make our revenues or results of operations decline.  An increase in costs could reduce our ability to maintain our margins. An increase in prices could adversely affect our ability to attract new patients. If we are unable to obtain or maintain state of the art equipment that is essential to the professional medical services provided by our clinics, our business, prospects, results of operations and financial condition could be materially and adversely affected.

If we are forced us to lower our procedure prices in order to compete with a better-financed or lower-cost provider of medical healthcare services our medical revenues and results of operations could decline.
Our clinic will compete with medical clinics and other technologies currently under development. Competition comes from other clinics and from hospitals, hospital-affiliated group entities and physician group practices.

Some of our current competitors, or other companies which may choose to enter the industry in the future, may have substantially greater financial, technical, managerial, marketing or other resources and experience than we do and may be able to compete more effectively. Similarly, competition could increase if the market for healthcare services does not experience growth, and existing providers compete for market share. Additional competition may develop, particularly if the price for services or reimbursement decreases. Our management, operations, strategy and marketing plans may not be successful in meeting this competition.

If more competitors offer healthcare services in our geographic markets, we might find it necessary to reduce the prices we charge, particularly if competitors offer the services at lower prices than we do. If that were to happen or we were not successful in cost effectively acquiring patients for our procedures, we may not be able to make up for the reduced gross profit margin by increasing the number of procedures that we perform, and our business, financial condition and results from operations could be adversely affected.

Risks related to our real estate assets and operations.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.
Since a significant source of our revenues current is our real estate asset, we are subject to the risk that if our property does not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, and the costs associated with our growth, our ability to operate and grow will be materially and adversely affected, which will materially and adversely affect our business, results of operations and financial condition and we may have to reduce or cease operations. The following factors, among others, may adversely affect the revenues generated by our property:

•	Competition from other office and commercial properties;
•	Local real estate market conditions, such as oversupply or reduction in demand for office or other commercial space;
•	Costs to comply with new local, state and federal laws;
•	Changes in interest rates and availability of financing;
•	Vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•	Increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;
•	Civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; and
•	Declines in the financial condition of our tenants and our ability to collect rents from our tenants.

We may face risks associated with the use of debt, including refinancing risk.
 We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt when a significant "balloon" payment come due. There is a risk that we may be unable to refinance on favorable terms or at all. This risk is currently heightened because of tightened underwriting standards and increased credit risk premiums. These conditions, which may increase the cost and reduce the availability of debt, may continue or worsen in the future.

The risks associated with the physical effects of weather could have a material adverse affect on our property.
 However, the physical effects of weather could have a material adverse effect on our property, operations and business. For example, our properties are located on the riverfront in Brevard County Florida. To the extent weather patterns change, our market could experience increases in storm intensity or rising sea-levels that would make the property less desirable to tenants. Over time, these conditions could result in declining demand for office space in our building or the inability of us to operate the building at all. These conditions may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that weather will not have a material adverse effect on our properties, operations or business.

Risks related to our common stock.

Because our stock is traded on the Over-the-Counter Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Over-the-Counter Bulletin Board under the trading symbol FCHS. We cannot assure that such a market will improve in the future. The OTC Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Exchange Act requires:

• that a broker or dealer approve a person’s account for transactions in penny stocks; and
• the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

• obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

• sets forth the basis on which the broker or dealer made the suitability determination; and
• attests that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative. Current quotations for the securities and the rights and remedies and to be available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult

If we raise additional capital by selling equity or equity-linked securities, the equity interests of our stockholders will be diluted.

Selling additional common stock or equity-linked securities, either privately or publicly, may be necessary to source sufficient capital to fund our operations or growth. Such issuances of securities will dilute the equity interests of our stockholders.

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

Director Independence.

None of the directors of the Company qualifies as an independent director under the NYSE corporate governance rules.

Possible volatility in our stock price could negatively affect us and our stockholders.

The price of our common stock could be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

We cannot offer any assurance that an active trading market for our common stock will continue or how liquid that market may be. As a result, relatively small trades may have a disproportionate impact on the price of our common stock, which may contribute to the price volatility of our common stock and could limit your ability to sell your shares.

The market price of our common stock could also be subject to wide fluctuations in response to many risk factors described in this section and other matters, including:

•	changes by securities analysts in financial estimates of our operating results and the operating results of our competitors;
•	publications of research reports by securities analysts about us, our competitors or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	retention and departures of key personnel;
•	our failure or the failure of our competitors to meet analysts' projections or guidance that we or our competitors may give to the market;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community; and
•	natural disasters, terrorist acts, acts of war or periods of widespread civil unrest.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could have a material adverse effect on our business.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as we grow or as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B.                            Unresolved Staff Comments.

Not applicable.

Item 2.                                Properties.

Our executive offices are located at 709 S. Harbor City Blvd., Suite 250, Melbourne, FL. In the Marina Towers LLC building this company is a wholly owned subsidiary of FCID Holdings.  The Marina Towers building is a five story, multi-tenant building that has Class A space and a gross square footage of 68,090.  FCID Holdings manages our real estate. The building operates with a 95% average tenant occupancy and a rent roll that is supported by several high quality commercial tenants with long term leases.

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

Item 4.                                (Removed and Reserved).

PART II

Item 5.                                  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market under the symbol "FCHS".  The following table sets forth the high and low bid, as reported by pinksheets.com, for our common stock for the calendar periods indicated.

FISCAL YEAR 2011	HIGH	LOW
First Quarter	$1.15	$0.89
Second Quarter	$1.20	$0.70
Third Quarter	$1.12	$0.55
Fourth Quarter	$1.01	$0.55

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.25	$0.25

The last reported sales price of our common stock on March 19, 2012 was $0.71. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Shares Outstanding and Holders of Record

As of March 19, 2012, there were 49,851,000 shares  of our common stock outstanding and approximately 63 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and development of our business.

Recent Sales of Unregistered Securities

On December 23, 2011, we issued an aggregate of 135,000 shares to Scarsdale Equities, LLC for financial advisory and consulting services.  The issuances were exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.

Also on December 23, 2011 (the “Effective Date”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and common stock warrant (the “Warrant”) with Medtrx Provider Network, LLC (“Medtrx”). Pursuant to the Warrant, the Company issued to Medtrx, for services provided between June 6, 2011 and December 23, 2011, warrants to purchase up to 7,500,000 shares of common stock at an exercise price of $0.90 for a term of seven years. Pursuant to the Registration Rights Agreement, the Company agreed, subject to the applicable rules, regulations and interpretations of the Securities and Exchange Commission (the “SEC”), to (a) use its reasonable best efforts to file a registration statement with the SEC, covering the resale of the shares of common stock issuable upon exercise of the Warrant (the “Registrable Securities”) within 30 days of the earlier of  (i) the date when the Company becomes eligible to file a registration statement on Form S-3 covering the Registrable Securities, or (ii) five years from the Effective Date, and (b) cause such registration statement to become and remain continuously effective until eight years after the Effective Date. Pursuant to the Registration Rights Agreement, the Company also granted to Medtrx “piggyback” registration rights, pursuant to which the Company agreed to, at any time and from time to time for a period of eight years commencing on the Effective Date, if the Company proposes to file a registration statement (other than on Form S-4 or Form S-8), provide written notice to Medtrx of such proposed filing and offer to Medtrx the opportunity to register the resale of the Registrable Securities on such registration statement, subject to (a) the applicable rules, regulations and interpretations of the SEC, and (b) with respect to an underwritten offering, the Company’s right to exclude any Registrable Securities from a registration statement if in the sole discretion of the managing underwriter or underwriters of such underwritten offering, the inclusion of such Registrable Securities would adversely affect the underwritten offering.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (the “2011 Plan”), pursuant to which 2,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. The term of the 2011 Plan is ten years from January 6, 2012, its effective date. No grants have been made to date under the 2011 Plan.

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

Overview and History

We were incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services.  IVS was incorporated in the State of Florida on September 28, 1987, and on June 30, 2007, we issued 8,000,000 common shares to Mr. Michael West in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which, at the time, was a wholly-owned subsidiary of the Company that was inactive. The consideration for the disposition was the  net liability assumption by the purchaser.

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

In connection with the Share Exchange Agreement, in addition to the foregoing and effective on the closing date, Michael West resigned as President, Treasurer and director of the Company.  Mr. Steve West resigned as officer of the Company but retained a directorship with the Company and subsequently resigned in 2011. After such resignations, Christian Charles Romandetti was appointed President, Chief Executive Officer and a director of the Company, and Donald Bittar was appointed Chief Financial Officer, Treasurer and Secretary. Currently, Mr. Bittar also is a director.

Merger, Re-Incorporation and Name Change

On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., (“FCHS Delaware”), a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company’s state of incorporation will change from Colorado to Delaware (the “Reincorporation”) (b) the Company’s name will change from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), and (c) every four shares of Company’s  common stock will be exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-for-one reverse split of the Company’s common stock) (the “Reverse Split”), and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. See, Item 9B Other Information, in this Annual Report. The effective date for the Reincorporation and the Reverse Split is expected to be on or about April 5, 2012.

All of our operations are conducted out of our wholly-owned subsidiaries: FCID Medical and FCID Holdings.  We have real estate holdings through FCID Holdings, Inc., under which Marina Towers, LLC is wholly-owned subsidiary.  A diagram of our corporate structure is set forth below:

Our Business

The cornerstone of the FCID Medical business plan is to develop and acquire efficient, specialized healthcare clinical units.  The Company is carving a new niche in the multi-billion dollar medical clinical service industry with this new paradigm, specialized professional medical clinical units.  These professional medical clinical units include an optimal mix of synergistic multi-specialty physicians combined with an array of diagnostic capabilities.

First Medical Clinic Acquisition

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a management agreement to manage the medical practice of First Choice Medical Group of Brevard, LLC.  The management agreement also included an option to purchase the practice and to acquire all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC.

The closing of the purchase and sale shall occur within ten business days following the date on which the later to occur of the (1) the date on which the Florida Agency for Health Care Administration has informed the Company that all requirements have been met for issuing the license required for a health care clinic as defined and regulated by Florida Statutes and (2) the date on which the parties have met and complied with the requirements under applicable rules and regulations of the Centers for Medicare and Medicaid Services with respect to a change in ownership provider.  The details of the purchase are contained in Note 5 to the financial statements.

A new paradigm medical clinic

Some retail business models have been successful with broad customer demographics, easy service provider substitution, intense competition and continuing lower profit margins.  We view medical clinics as a retail-oriented business delivering medical services direct to consumers. Unlike transportation, fast food, electronics and other retailers, medical clinics, generally, have not been quick to adapt themselves to operating successfully with lower profit margins and growing competition.  The successful retail businesses recognized the importance of embracing information technology, telecommunication and functional economies of scale to allow high service levels to continue, while retaining acceptable profit margins. Their corporate cultures include a commitment to insuring the best possible customer experience through consistent, predictable and superior service levels in every aspect of their business.   They have learned to become profitable in the face of lower margins and increasing competition.

The key to our success is our new paradigm specialty medical clinic.  While adopting the leading edge retail service practices, the Company will remain committed to high patient service levels intended to achieve predictable and acceptable profit margins.

Excellent medical service levels with a human touch

Our business model is intended to bring the best retail practices to operating a medical clinic successfully with a ‘human touch’.  Patients want their pain, fear and concerns acknowledged and considered.  They want to be treated with dignity and respect.   From the patient’s first interaction with us, making an appointment to see a doctor, our strategic and tactical goals are to provide the best possible patient healthcare experience through consistent, predictable and superior service levels in every aspect of our clinics.  On time appointments, accurate and current patient information, attention to detail and careful patient follow up are part of our commitment to an excellent patient experience.  Management will actively monitor the daily service level objectives for every aspect of the patient experience from the initial appointment through the end of treatment.   Clinic staff will be encouraged and rewarded for exceeding their service level objectives.

Medical service mix

Like other successful business models for professional medical services, ours is designed to offer the most synergistic and profitable medical service mix.    By their nature, some combinations of medical specialties can be more revenue positive than others.    Physicians need access to diagnostic equipment like, X-Ray, MRI and physical therapy.   Patients expect their physicians to have access to the best diagnostic and service delivery equipment.   Without diagnostic services many medical practices will find it difficult to maintain their current margins of profitability.  We plan to combine medical specialties and diagnostic services at our locations to maintain or increase the capability for profit. While one specialty may have high reimbursements for their professional service but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursement but high volume diagnostic equipment use.  Operating independently, each specialty group would face retreating profit margins and a significant challenge to maintain high service levels with adequate equipment and current technologies.   However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income.  Since the combination is more profitable than either of its components, there is a most favorable opportunity to sustain profit margins that will allow the facility to maintain high service levels with leading edge equipment and state of the art technologies.

In recruiting, selecting and hiring physicians, we plan to employ physicians with the highest patient care reviews always making superior quality of service our number one priority.  Our plan is to employee physicians in multiple medical clinics located in other geographic markets.  We will work to maintain the optimal combination of medical specialties we believe will support the most profitable mix of professional service fees.   This business model, in turn, is most likely to provide our physicians with the best diagnostic equipment available, our patients with the best possible medical experience and our Company with the potential when combining physicians and diagnostic equipment to maintain attractive profit margins.  The model is also is designed to allow physicians to concentrate exclusively on delivering excellent patient care.  The requirements for running the business functions of a successful medical clinic are the sole responsibility of the business management team and not the physicians.

Scalable back office and economies of scale

Fixed cost legacy administrative functions have subjected many established medical clinics to a downward spiral of diminishing profit margins and losses.  In legacy medical clinics, administrative management, billing, compliance, accounting, marketing, advertising, scheduling, customer service, record keeping functions represent fixed overhead for the practice.   The fixed administrative overhead of a practice has the effect of reducing profit margins as the practice experiences declining revenues as a result of lower patient volumes from increasing competition, lower pricing, lower reimbursements or patient migration to competitors.

We intend to achieve and sustain profitability, in part, first by introducing economies of scale to our nonclinical administrative functions and second to scale these economies, with similar profit margins, to higher operating volumes.   Nonclinical administrative functions operating with economies of scale are intended to improve the profit margin for our medical clinic retail model.   More significantly, our administrative functions are readily scalable to allow profit margins at relatively low clinic volume and also with larger numbers of physicians and locations.

A key to our success is our ability to employ a highly experienced team of business managers supported by an array of professional, experienced and compliant subcontractors.   Using the best project management practices, our business managers can contract services for the billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions.  The cost of our ‘back office operation’ scales quickly in direct relation to our volume, allowing us to sustain profit margins with a cost effective and scalable back office.  As the number of physicians increases so do the economies of scale for our back office.  The economies of scale support selecting the best and not the lowest cost subcontractors, while allowing our medical clinics to operate cost effectively with higher service levels.

Developing and operating other clinics in other geographic areas will take advantage of the economies of scale for our administrative back office functions.  Our plan calls for opening up multiple clinics in multiple states and cities at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each location. We believe that the scalable structure of our administrative back office functions will efficiently support our expansion plans.

High technology infrastructure supporting excellent human touch patient experiences

Successful retail models in other industries already effectively use telecommunications, remote computing, mobile computing, cloud computing, virtual networks and other leading-edge technologies to manage geographically diverse operating units.  These technologies create the infrastructure to allow a central management team to monitor, direct and control geographically disbursed operating units and subcontractors, including national operations.

The FCID Medical business model is designed to incorporate the best of these technologies.  Each day, a central management team will monitor, direct and control our medical clinics and all the necessary support subcontractors.  We expect to operate a paperless system with electronic patient medical records.  Test results, X-ray images, MRI, diagnosis, patient notes, visit reports, billing information, insurance coverage, and patient identification information all would be contained an electronic medical record.  This will allow physicians and staff instant access to every aspect of a patient’s medical information from anywhere, in any clinic, and remotely with mobile computing devices.  The patient billing, accounts receivable and collection functions also are designed to be paperless. A majority of our third party payors will remit by EDI and wire transfers.  Accordingly, every aspect of the business will be positioned to achieve high productivity and lower administrative headcounts and per capita expenses.

We intend to grow by replicating our medical clinics, supported by our standardized policies, procedures and clinic setup guidelines.  The administrative functions supporting the first clinic can be quickly scaled to handle multiple additional clinics.  As we roll out our business model, we expect our administrative core and clinic retail model will transform the economics of medical clinics.

Recent Accomplishments

In furtherance of our objectives, we have achieved the following milestones:

•	Successful cancellation of financing with Kodiak Capital and accompanying registration rights;
•	Sale of IVS, thus eliminating any and all liabilities the Company may have had related to IVS;
•	Successful refinancing of Marina Towers building from a short term liability to a long term liability;
•	Entered into a 5 year Billing and Collection Agreement with Medtrx, a leading provider of medical billing services;
•	Entered into an exclusive management agreement for the management and operation of First Choice Medical Group of Brevard, LLC;
•	Successfully hired an Executive Vice President of Medical Operations to head up the Medical Division.
•	Entered into an agreement for the option to purchase First Choice Medical Group of Brevard, LLC;
•	Increased the Board of Directors by adding Donald Bittar; and
•	Engaged a proven, successful, IR/PR firm to communicate the Company’s messages, growth and success to the public and our shareholders.

Results of Operations

The following discussion involves our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Comparing our operations, we had revenues of $1,304,757 for the year ended December 31, 2011, compared to revenues of $1,262,548 for the year ended December 31, 2010. The increase in revenue of $42,209, or 3.3%, is primarily attributable to an increase in revenue generated from higher tenant occupancy and rental escalations from existing tenants.

Operating Expenses:

General and administrative

General and administrative expenses for the year ended December 31, 2011 were $795,732 as compared to $696,891 for the same period last year, a net increase of $98,841 or 14.2%.  The increase is mainly attributable to legal and other professional and consulting fees incurred in 2011 in our first year as a public company.

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

Stock based compensation

Stock based compensation of $6,669,344 for the year ended December 31, 2011 was comprised of common stock and warrants issued in connection with services provided as compared to $38,115 for the year ended December 31, 2010.

Depreciation

Property, plant and equipment is primarily comprised of our building and improvements with no additions, hence depreciation has been $161,461 and $161,456 for the years ended December 31, 2011 and 2010, respectively.

Other income and expenses:

Other income was $41,762 for the year ended December 31, 2011 as compared to $4,399. Other income is comprised of miscellaneous and sundry activity.

During the year ended December 31, 2011, we disposed of I.V. Services, Ltd., Inc., a wholly-owned subsidiary of the Company that has been inactive since acquisition in December 2010 for net liability assumption by the purchaser.  As such, we reported a gain of $67,365 for the year ended December 31, 2011.

In 2011, in connection with the refinancing of our existing mortgage on our land and building, we incurred various financing costs which we amortize over the term of the loan.  As such we recorded an amortization expense of $19,116 for the year ended December 31, 2011 as compared to $Nil for 2010.

Interest expense, primarily composed of our mortgage interest on our building was $335,389 and $304,580 for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of December 31, 2011, we had cash or cash equivalents of $528,303.

Net cash provided by operating activities was $66,341 for the year ended December 31, 2011, compared to cash provided by operating activities of $414,390 for the year ended December 31, 2010. The cash flow from operating activities consists of $(6,561,242) net loss, net with $180,577 depreciation and amortization expenses and $6,669,344 stock based compensation, net with gain on disposal of subsidiary of $67,365 and net changes in operating assets and liabilities of $154,973.

We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used in investing activities was $1,012,132 for the year ended December 31, 2011, compared to $0 used for the year ended December 31, 2010. In 2011, we provided advances and deposits to a medical practice of $998,032 and increased a utility deposit by $14,100.

Cash flows provided by financing activities was $1,470,776 for the year ended December 31, 2011, compared to net cash  used in financing activities of $814,614 for the year ended December 31, 2010. During the year ended December 31, 2011, we refinanced our mortgage note payable providing an additional $1,634,172 in working capital, paid $92,465 towards our outstanding debt (primarily our old mortgage) and $70,931 payments on related party advances compared with note repayments of $88,334 and distributions to owners of $731,280 for the same period last year.

Over the next twelve months we expect significant capital costs to develop operations. We plan to buy equipment to be used in our operations and expand our facilities. We anticipate raising funds in an estimated amount of $2-3 million for the development of our operations.

We believe that we have sufficient capital through 2013 for our current level of operations. This is because we have sufficient revenues generated from Marina Towers to maintain profitability in our operations,  refinanced our mortgage note payable and secured a line of credit which will allow us to maintain operations.

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

On February 1, 2012, the Company opened a $500,000 unsecured revolving line of credit loan maturing October 1, 2013 with CCR of Melbourne, Inc., a related party.  Interest is paid monthly at a per annum rate of 8.5% beginning March 1, 2012.

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

Stock based compensation

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

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 1. Organization and Summary of Significant Accounting Policies in the notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.                 Financial Statements and Supplementary Data

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Upon the recommendation of the board of directors of the Company, on May 3, 2011, the Company terminated Ronald R. Chadwick, P.C. (“Chadwick”), as the independent registered public accounting firm for the Company.

During the Company’s two most recent fiscal years and subsequent interim period preceding the termination of Chadwick, there were no disagreements with Chadwick which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the subject matter of the disagreements in connection with its reports. The Company’s financial statements at December 31, 2010 and 2009 for the years then ended were audited by Chadwick. The audit report of Chadwick included a going concern qualification. There were no disagreements with Chadwick during the years ended December 31, 2010 and 2009 or during the period subsequent to December 31, 2010 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Effective May 3, 2011 the board of directors of the Company approved and authorized the engagement of RBSM LLP (“RBSM”) as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2011.

Prior to engaging RBSM, RBSM did not provide the Company with either written or oral advice that was an important factor considered by the Company in reaching a decision to change our independent registered public accounting firm from Chadwick to RBSM.

Item 9A.                 Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

Medtrx Provider Network, LLC. On February 3, 2012 (the “Effective Date”), Medical Billing Assistance, Inc. (the “Company”) entered into a registration rights agreement (the “Registration Rights Agreement”) and common stock warrant (the “Warrant”) with Medtrx Provider Network, LLC (“Medtrx”). Pursuant to the Warrant, the Company issued to Medtrx, for services provided between June 6, 2011 and December 23, 2011, warrants to purchase up to 7,500,000 shares of common stock at an exercise price of $0.90 for a term of seven years. Pursuant to the Registration Rights Agreement, the Company agreed, subject to the applicable rules, regulations and interpretations of the Securities and Exchange Commission (the “SEC”), to (a) use its reasonable best efforts to file a registration statement with the SEC, covering the resale of the shares of common stock issuable upon exercise of the Warrant (the “Registrable Securities”) within 30 days of the earlier of  (i) the date when the Company becomes eligible to file a registration statement on Form S-3 covering the Registrable Securities, or (ii) five years from the Effective Date, and (b) cause such registration statement to become and remain continuously effective until eight years after the Effective Date. Pursuant to the Registration Rights Agreement, the Company also granted to Medtrx “piggyback” registration rights, pursuant to which the Company agreed to, at any time and from time to time for a period of eight years commencing on the Effective Date, if the Company proposes to file a registration statement (other than on Form S-4 or Form S-8), provide written notice to Medtrx of such proposed filing and offer to Medtrx the opportunity to register the resale of the Registrable Securities on such registration statement, subject to (a) the applicable rules, regulations and interpretations of the SEC, and (b) with respect to an underwritten offering, the Company’s right to exclude any Registrable Securities from a registration statement if in the sole discretion of the managing underwriter or underwriters of such underwritten offering, the inclusion of such Registrable Securities would adversely affect the underwritten offering.

Merger, Re-Incorporation and Name Change.  On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., (“FCHS Delaware”), a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company’s state of incorporation will change from Colorado to Delaware (the “Reincorporation”) (b) the Company’s name will change from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), and (c) every four shares of Company’s  common stock will be exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-for-one reverse split of the Company’s common stock) (the “Reverse Split”), and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. The effective date for the Reincorporation and the Reverse Split is expected to be on or about April 5, 2012.

On February 1, 2012, the Company opened a $500,000 unsecured revolving line of credit loan maturing October 1, 2013 with CCR of Melbourne, Inc (“CCR”), a related party. Interest is paid monthly at a per annum rate of 8.5% beginning March 1, 2012. CCR is wholly-owned by Christian Charles Romandetti, the Company’s President and Chief Executive Officer.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Christian Charles Romandetti	51	President, Chief Executive Officer and Director
Donald Bittar	70	Chief Financial Officer, Treasurer and Secretary, and Director
Stephen West	54	Director, resigned effective April 29, 2011

Christian Charles Romandetti, President and Chief Executive Officer and Director

Mr. Romandetti was named President and Chief Executive Officer of the Company in 2010.  Since 2003 to the present, he has been the Managing Member of Marina Towers, LLC, now one of the Company’s subsidiaries.  He is also the Managing Member of C&K, LLC, a property holding company.  From 2004 to 2005, he was a director of Sunrise Bank, a bank in which he was a founding director.  Since 2007 to the present, Mr. Romandetti has been involved as a consultant to various medical practices, including MRI centers.  Prior to 2003, Mr. Romandetti he as an executive officer for numerous companies in the real estate, marine, automotive and construction products industries. Because of Mr. Romandetti’s experience with Marina Towers, LLC, and his role in the management of the operations of the Company since 2010, the Company believes that Mr. Romandetti is well-qualified to continue as a director of the Company.

Donald Bittar, Chief Financial Officer, Treasurer and Secretary, and Director

Mr. Bittar was named Executive Vice President, Treasurer and Secretary of the Company in 2010 and, effective January 6, 2012 was elected to the Board of Directors.  He previously was President and Chairman of Associated Mortgage of North America, Inc. from 1999. Prior to that, he served as President of DA Bittar and Associates Inc., a management and technology consulting firm, from 1980. Prior to that, Mr. Bittar served as President and Chairman of Marine Telephone, Inc., from 1969.

Since 1969, Mr. Bittar has taught finance, management and information technology classes in undergraduate and graduate schools.  Currently, he is teaching as an Adjunct Professor in the Graduate School of Business and the College of Business, Florida Institute of Technology. He has been a frequent speaker at the National Association of Mortgage Bankers, National Council of Savings Institutions, Council of Presidents, New England Bankers Association and the National Corporate Cash Managers Association. Mr. Bittar received an MBA from Long Island University in 1964 and is resident of Melbourne, Florida. Because of Mr. Bittar’s financial expertise and his involvement with the financial matters of the Company, the Company believes that Mr. Bittar is well-qualified to continue as a director of the Company.

Stephen West, Director, resigned effective May 3, 2011

Mr. West had been a Director since May, 2007.  He has been involved in the computer data storage market since 1978.  He spent twenty-two years at Storage Technology Corporation where he held positions as Director of Sales for their Telecommunications Region, Vice President and General Manager of the Western Region and Vice President of Global Accounts.  Mr. West also worked for Qwest Cyber Solutions as Director of Channel Sales.  Since February 2009, Mr. West has also served as the District Manager of Computer Sales of NetSource. Since March 2002, he has been the Executive Vice President of Sales for PeakData Inc., a computer data storage company. He is also one of its founders. PeakData, Inc. focuses on sales and integration of enterprise storage solutions for fortune 1000 companies in the telecommunications, medical, and financial industries.  Mr. West graduated from the University of Cincinnati with a BBA in 1978. Mr. West resigned as a director effective May 3, 2011.

Family Relationships

There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

·	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

·	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

·
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

·
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

·
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

Shareholder Recommendations for Board Nominees

The Board does not have a Governance or Nominating Committee that is tasked with identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of shareholders. Until such committee is formed, the shareholder recommendations for Board nominees would be directed to the entire Board, who will consider the qualifications of the person recommended based on a variety of factors, including:

•	the appropriate size and the diversity of our Board;
•	our needs with respect to the particular talents and experience of our directors;
•
the knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience with accounting rules and practices;
•	whether such person qualifies as an “audit committee financial expert” pursuant to the SEC Rules;
•	appreciation of the relationship of our business to the changing needs of society; and
•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2011 and through the date hereof

Code of Ethics

We recently adopted a Code of Ethics that applies to our directors and our officers and other employees We intend to disclose in a current report on Form 8-K filed with the SEC any amendment to the Code of Ethics or waiver of any of the provisions of the Code of Ethics granted to any director of officer.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time prior to or during the fiscal year ended December 31, 2011..

On or about February 13, 2012, we obtained stockholder consent for the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (the “Plan”). No equity grants have been made to date pursuant to the Plan.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defending any proceeding brought against him, the law of the State of Colorado (and the Delaware General Corporation Law, which will govern such matters upon the effective date of the Company’s re-incorporation in Delaware) provides that the director shall be indemnified against reasonable expenses incurred by him in connection with the proceeding.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2011, the Board of Directors held 3 regular meetings in person.  Each regular and telephonic meeting was attended by all of the members of the Board.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2011.

Item 11.                 Executive Compensation

The following table sets forth, for the year ended December 31, 2011, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to our Chief Executive Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the year ended December 31, 2011. No compensation was paid to executive officers during the year ended December 31, 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Other	Total
Chris Romandetti	2011	$108,000	$12,000	-	-	-	$120,000
CEO

Employment Agreements

The Company is not party to any employment agreements.

Compensation of Directors

During the year ended December 31, 2011, no compensation was paid to any director of the Company for services as director.

Outstanding Equity Awards at 2011 Fiscal Year-End

The Company had no outstanding equity awards as of December 31, 2011.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer’s responsibilities.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 19, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 49,851,000 common shares were issued and outstanding as of March 19, 2012.

	Amount and
Name and Address of Beneficial Owner	Nature of Beneficial Ownership(1)(2)		Percent of Class
Christian Charles Romandetti (3)	30,200,000		60.6%

GIRTFT LLC (4)	23,000,000		46.1%

Marina Towers Holdings, LLC (5)	7,200,000		14.4%

Donald A. Bittar	0		0.0%

MedTRX Provider Network, LLC	7,500,000	(6)	13.1%

All Officers and Directors as a Group	30,200,000		60.6%
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
   (6) Represents shares issuable upon exercise of warrants with an exercise price of $0.90.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

At December 31, 2009 and 2008, we owed $47,098 and $43,898, respectively, in loans to Mr. Michael West. The loans were non-interest bearing and due on demand, made for working capital advances.

The liability of the Company for amounts owed to Mr. West was discharged in connection with the sale of IVS.

Guggenheim Life and Annuity Company.  On August 12, 2011 Marina Towers, LLC, a Florida limited liability company (“Marina Towers”) an indirect and wholly-owned subsidiary of Medical Billing Assistance, Inc., a Colorado company (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Guggenheim Life and Annuity Company, a Delaware life insurance company (“Guggenheim”). The closing of the Loan occurred on August 17, 2011 (the "Closing Date"). Under the Loan Agreement, Guggenheim has committed to make a loan in the aggregate amount of $7,550,000.00 to Marina Towers with an interest rate of 6.10% per annum (the “Loan”). The closing of the Loan occurred on August 15, 2011 (the "Closing Date"). The maturity date of the Loan is September 16, 2016 (the “Maturity Date”). The Loan is evidenced by that certain Consolidated, Amended and Restated Promissory Note, dated August 12, 2011 (the “Note”) and is secured primarily by: (i) that certain first priority Consolidated, Amended and Restated Mortgage and Security Agreement, dated August 12, 2011, encumbering the real and personal property (the “Property”) of Marina Towers (the “Mortgage”); and (ii) that certain first priority Assignment of Leases and Rents, dated August 12, 2011, from Marina Towers, as assignor, to Guggenheim as assignee, pursuant to which Marina Towers assigned to Guggenheim all of Marina Towers’ right, title and interest in and to certain leases and rents as security for the Loan.

The proceeds of the Loan were used to: (i) repay and discharge existing loans relating to the Property; (ii) pay all past-due basic carrying costs, if any, with respect to the Property; (iii) make deposits into the reserve funds, or any escrow accounts established pursuant to the loan documents, on the Closing Date  in the amounts set forth in the Loan Agreement; (iv) pay costs and expenses incurred in connection with the closing of the Loan; (v) fund any working capital requirements of the Property; and (vi) distribute the balance, if any, to Marina Towers.

Pursuant to the Loan Agreement, Marina Towers does not have the right to prepay the Loan, in whole or in part, prior to the Maturity Date. After the payment date occurring three months prior to the Maturity Date, Marina Towers may, provided no event of default has occurred and is continuing, at its option and upon thirty days’ prior notice to Guggenheim, prepay the Loan in whole on any date without payment of any prepayment penalty or premiums.

The Loan Agreement is guaranteed by Christian C. Romandetti, the Company’s Chief Executive Officer, pursuant to that certain Guaranty Agreement, dated August 12, 2011, made by Mr. Romandetti for the benefit of  Guggenheim (the “Guaranty”). Pursuant to the non-recourse Guaranty, Mr. Romandetti agreed to guarantee to Guggenheim the payments and performance of the obligations of and liabilities of Marina Towers pursuant to the Loan Agreement.

On February 1, 2012, the Company opened a $500,000 unsecured revolving line of credit loan maturing October 1, 2013 with CCR of Melbourne, Inc. (“CCR”), a related party.  Interest is paid monthly at a per annum rate of 8.5% beginning March 1, 2012. CCR is wholly-owned by Mr. Romandetti.

Director Independence

None of the directors of the Company qualifies as an independent director under the NYSE corporate governance rules.

Item 14.                 Principal Accounting Fees and Services

Effective May 3, 2011 the RBSM LLP (“RBSM”) has served as our independent registered public accounting firm The aggregate fees billed by RBSM, our principal independent auditors for professional services rendered during the year ended December 31, 2011 in connection with their audit of our December 31, 2011 consolidated financial statements and reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q was $15,000.  RBSM has not incurred and billed the Company for professional services in connection with audit-related, tax fees and all other fees during the year ended December 31, 2011.

The aggregate fees billed to us by our former principal independent auditors, Ronald Chadwick, P.C. (“Chadwick”) for professional services rendered during the years ended December 31, 2011 and 2010 for (1) audit: $8,365 and $10,050, respectively, (2) audit-related: $0 and $15,810, respectively, (3) tax: $800 and $0, respectively and (4) all other: $5,000 and $0, respectively.

The following table sets forth the fees billed by our current independent registered public accounting firm, RBSM LLP and our former independent registered accounting firm, Ronald Chadwick, P.C. during the years ended December 31, 2011 and 2010 in the aggregate.

Fee Category	Year ended December 31, 2011	Year ended December 31, 2010

Audit fees (1)	$23,365	$10,050
Audit-related fees (2)	-	15,810
Tax fees (3)	800	-
All other fees (4)	5,000	-
Total fees	$29,165	$25,860

(1) Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2011, were approved by our board of directors.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

a. The following documents are included as exhibits to this Annual Report:
1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2. Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

b. INDEX TO EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)
Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Appendix E to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.1
Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed  December 20, 2007)

10.2
Investment Agreement, dated as of January 26, 2011, by and between the Company and Kodiak Capital Group, LLC (“Kodiak”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.3
Registration Rights Agreement, dated as of January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.4	Amendment, dated January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2011)

10.5
Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.6
Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.7
Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.8
Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.10
Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

14	Code of Ethics+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2011)

21.1(a)	List of Subsidiaries, revised.+

23.1	Consent of prior auditor+

31.1	Certification of CEO pursuant to Sec. 302+

31.2	Certification of CFO pursuant to Sec. 302+

32.1	Certification of CEO pursuant to Sec. 906+

32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

           +filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL BILLING ASSISTANCE, INC.

Date: March 30, 2012	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Christian Charles Romandetti
Christian Charles Romandetti	Director, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2012

/s/ Donald A. Bittar
Donald A. Bittar	Director, Chief Financial Officer (Principal Financial Officer and	March 30, 2012
Principal Accounting Officer)

Exhibits Index

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)
Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)	3.2(a)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Appendix E to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)	4.1

10.1
Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed  December 20, 2007)

10.2
Investment Agreement, dated as of January 26, 2011, by and between the Company and Kodiak Capital Group, LLC (“Kodiak”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.3
Registration Rights Agreement, dated as of January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.4	Amendment, dated January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2011)

10.5
Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.6
Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.7
Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.8
Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement, (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012).	10.10

14	Code of Ethics+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K, filed with the SEC on April 15, 2011)

21.1(a)	List of Subsidiaries, revised.+

23.1	Consent of prior auditor+

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

MEDICAL BILLING ASSISTANCE, INC.

DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Medical Billing Assistance, Inc.
Melbourne, Florida

We have audited the accompanying consolidated balance sheet of Medical Billing Assistance, Inc. (the “Company”), as of December 31, 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Billing Assistance, Inc. as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSMLLP

New York, NY
March 30, 2012

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Medical Billing Assistance, Inc.
Melbourne, Florida

I have audited the accompanying consolidated balance sheet of Medical Billing Assistance, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Billing Assistance, Inc. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado	/s/Ronald R Chadwick
March 27, 2012	RONALD R. CHADWICK, P.C.

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets
Cash	$528,303	$3,318
Prepaid expenses	29,705	7,811
Accounts receivable, other	303,000	-
Deposits - acquisitions	998,032	-
Deposits - in escrow	89,939	-
Capitalized financing costs, current portion	57,348	-
Total current assets	2,006,327	11,129

Property, plant and equipment, net of accumulated depreciation of $1,180,431 and $1,018,970	4,537,099	4,698,560

Other assets
Capitalized financing costs, long term portion	210,259	-
Deposits	18,515	4,415
Total other assets	228,774	4,415

Total assets	$6,772,200	$4,714,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$175,699	$194,092
Notes payable, current portion	92,392	163,399
Notes payable- related party, current portion	-	70,931
Unearned revenue	24,084	23,586
Deferred income taxes	23,103	29,019
Current liabilities of discontinued operations	-	66,447
Total current liabilities	315,278	547,474

Long term debt:
Deposits held	47,399	47,399
Notes payable, long term portion	7,435,419	5,253,229
Total long term debt	7,482,818	5,300,628

Total liabilities	7,798,096	5,848,102

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,851,000 and 49,716,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	49,851	49,716
Additional paid in capital	6,710,124	40,915
Accumulated deficit	(7,785,871)	(1,224,629)
Total stockholders' deficit	(1,025,896)	(1,133,998)

Total liabilities and stockholders' deficit	$6,772,200	$4,714,104

See the accompanying notes to these consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010
Revenues:
Rental Revenue	$1,304,757	$1,262,548

Operating expenses:
General & Administrative	795,732	696,891
Stock based compensation	6,669,344	38,115
Depreciation	161,461	161,456
Total operating expenses	7,626,537	896,462

Net (loss) income from operations	(6,321,780)	366,086

Other income (expense):
Miscellaneous income	41,762	4,399
Gain on disposal of subsidiary	67,365	-
Amortization financing costs	(19,116)	-
Interest expense, net	(335,389)	(304,580)
Total other (expense)	(245,378)	(300,181)

Net (loss) income before provision for income taxes	(6,567,158)	65,905

Income taxes (benefit)	(5,916)	29,019

NET (LOSS) INCOME	$(6,561,242)	$36,886

Net (loss) income per common share, basic	$(0.13)	$0.00

Net (loss) income per common share-fully diluted	$(0.13)	$0.00

Weighted average number of common shares outstanding, basic	49,718,959	40,056,677

Weighted average number of common shares outstanding, fully diluted	49,718,959	40,056,677

See the accompanying notes to these consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2011

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	-	$-	40,000,000	$40,000	$841,546	$(1,261,515)	$(379,969)
Common stock issued in connection with reverse acquisition	-	-	9,716,000	9,716	(110,266)	-	(100,550)
Compensatory equity issuances-subsidiary	-	-	-	-	2,800	-	2,800
Fair value of issued options	-	-	-	-	38,115	-	38,115
Distributions to shareholders	-	-	-	-	(731,280)	-	(731,280)
Net income	-	-	-	-	-	36,886	36,886
Balance, December 31, 2010	-	-	49,716,000	49,716	40,915	(1,224,629)	(1,133,998)
Stock based compensation	-	-	-	-	6,553,244	-	6,553,244
Common stock issued for services rendered	-	-	135,000	135	115,965	-	116,100
Net loss	-	-	-	-	-	(6,561,242)	(6,561,242)
Balance, December 31, 2011	-	$-	49,851,000	$49,851	$6,710,124	$(7,785,871)	$(1,025,896)

See the accompanying notes to these consolidated financial statements

MEDICAL BILLING ASSISTANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(6,561,242)	$36,886
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	161,461	161,456
Amortization of financing costs	19,116	-
Stock based compensation	6,669,344	40,915
Note payable, related party issued in settlement expenses paid on Company's behalf	-	54,331
Gain on disposal of subsidiary	(67,365)	-
Changes in operating assets and liabilities:
Accounts receivable-other	(303,000)	-
Prepaid expenses and other	(21,894)	1,373
Deposits in escrow	63,748	-
Accounts payable and accrued expenses	111,591	59,794
Unearned income	498	23,586
Deferred income taxes	(5,916)	29,019
Other liabilities	-	7,030
Net cash provided by operating activities	66,341	414,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances and deposits made on acquisitions	(998,032)	-
Payments on long term deposits	(14,100)	-
Net cash used in investing activities	(1,012,132)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	-	(731,280)
Net payments on notes payable	(92,465)	(83,334)
Net payments on related party advances	(70,931)	-
Proceeds from issuance of note payable, net of financing costs	1,634,172	-
Net cash provided by (used in) financing activities	1,470,776	(814,614)

Net increase (decrease) in cash and cash equivalents	524,985	(400,224)
Cash and cash equivalents, beginning of period	3,318	403,542

Cash and cash equivalents, end of period	$528,303	$3,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$336,456	$276,637
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:	$-	$-

See the accompanying notes to these consolidated financial statements

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Medical Billing Assistance, Inc. was incorporated in the State of Colorado on May 30, 2007.

On December 29, 2010 Medical Billing Assistance, Inc. entered into a share exchange agreement (the "Agreement") with FCID Holdings, Inc. and FCID Medical, Inc., acquiring 100% of the outstanding common stock of FCID Holdings, Inc. and FCID Medical, Inc. through the issuance of 40,000,000 shares of its common stock. The transaction was accounted for as a reverse acquisition as the shareholders of FCID Holdings, Inc. and FCID Medical, Inc. retained the majority of the outstanding common stock of Medical Billing Assistance, Inc. after the share exchange.  Effective with the Agreement, Medical Billing Assistance, Inc.’s stockholders' equity was retroactively recapitalized as that of FCID Holdings, Inc. while 100% of the assets and liabilities of Medical Billing Assistance, Inc. valued at $(100,550), consisting of cash $242, investment in subsidiary of $(66,286), accounts payable of $16,677, notes payable of $16,600, interest payable of $1,079, and other liabilities of $150 were recorded as being acquired in the reverse acquisition for its 9,716,000 outstanding common shares on the acquisition date. Subsequent to the December 29, 2010 recapitalization, Medical Billing Assistance, Inc., FCID Holdings, Inc. and FCID Medical, Inc. remain separate legal entities (with Medical Billing Assistance, Inc. as the parent of FCID Holdings, Inc. and FCID Medical, Inc.). All references to the “Company” or “we” or “us” or “our” refer to Medical Billing Assistance, Inc. and its Subsidiaries unless otherwise differentiated.  For accounting purposes, FCID Holdings, Inc. and Subsidiaries is treated as the surviving entity and accounting acquirer, although Medical Billing Assistance, Inc. was the legal acquirer.  Accordingly, the Company’s historical financial statements are those of FCID Holdings, Inc. and Subsidiaries.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse capitalization as if the transaction had taken place as of the beginning of the earliest period presented.

FCID Holdings, Inc. was incorporated in the State of Florida on February 25, 2010. FCID Holdings, Inc. was formed to act as a holding corporation for other business entities as needed, including Marina Towers, LLC, a Florida limited liability company that owns and manages a commercial real estate office building. Marina Towers, LLC was formed in the State of Florida on July 24, 2003. Effective September 30, 2010, in an acquisition classified as a transaction between parties under common control, FCID Holdings, Inc. acquired all the outstanding membership interests of Marina Towers, LLC (12,000,000 FCID Holdings, Inc. common shares were issued for 60 Class A and 40 Class B membership interests of Marina Towers, LLC), making Marina Towers, LLC a wholly owned subsidiary of FCID Holdings, Inc. The consolidated financial statements include the activity of Marina Towers, LLC from the date of its formation as if the transaction between the parties under common control had taken place as of the beginning of the earliest period presented.

The consolidated financial statements include the accounts of the Company, including FCID Holdings, Inc., FCID Medical, Inc., and Marina Towers, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the years presented.

 Net (loss) income  per share

The Company accounts for net (loss) income per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock options.  Diluted net (loss) income share is calculated by including potentially dilutive share issuances in the denominator.  Diluted net (loss) income per share for years ending December 31, 2011 and 2010 does not reflect the effects of  7,900,000 and 400,000 shares, respectively, potentially issuable upon the exercise of the Company's stock options and warrants  (calculated using the treasury stock method) as of December 31, 2011 and 2010 as including the options and warrants would be anti-dilutive.

Stock based compensation

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

As of December 31, 2011 and 2010, the Company had 400,000 non employee options outstanding to purchase shares of common stock.

Concentrations of Credit Risk

The Company’s consolidated financial instrument that is exposed to a concentration of credit risk is cash equivalents.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the consolidated financial statement as of December 31, 2011.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations nor cash flows.

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the years ended December 31, 2011 and 2010 was $19,116 and nil, respectively.  Accumulated amortization of deferred financing costs were $19,116 and $nil at December 31, 2011 and 2010, respectively

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. More specifically, the Company reclassified distribution in prior years in excess of additional paid in capital to accumulated deficit retroactively.  In addition, the Company reclassified the lease cancellation fees received from rental in prior year to other income.  These reclassifications had no effect on reported income or losses.

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 — LIQUIDITY

The Company incurred various non-recurring expenses in the last quarter of 2010 in connection with its share exchange agreement, and prior to the share exchange agreement, Marina Towers, LLC allocated distributions to its members, leading in part to the Company’s past working capital deficit. As of December 31, 2011 upon completion of refinancing of mortgage note payable, as described below, the Company's working capital was $1,691,049.   The Company is involved in acquiring and managing medical practices. Management believes that ongoing profitable operations of Marina Towers, LLC, the current positive cash balance resulted from the recent refinancing of the mortgage along with successful completion of its business development plan will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements for one year plus a day from the date of this report.  However, there can be no assurance that the Company will be successful completing its business development plan.

NOTE 4 — ACCOUNTS RECEIVABLE-OTHER

Accounts receivable-other is comprised of management services provided  to the establishment of and ongoing management of an operating group medical practice through which physician services and medical direction are rendered.

The management services invoiced represented costs incurred with the assistance of the invoiced medical practice.  As such, the invoicing was applied towards recovery of such costs, and not as a revenue item on the Statement of Operations.

NOTE 5 - DEPOSITS - ACQUISITIONS

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement ("Agreement") to acquire all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC, a Delaware limited liability company authorized to do business in Florida.  As of December 31, 2011, the Company has advanced $998,032 toward the purchase price.

The closing of the purchase and sale shall occur with ten business days following the date on which the later to occur of the (1) the date on which the Florida Agency for Health Care Administration has informed the Company that all requirements have been met for issuing the license required for a health care clinic as defined and regulated by Florida Statutes and (2) the date on which the parties have met and complied with the requirements under applicable rules and regulations of the Centers for Medicare and Medicaid Services with respect to a change in ownership provider.

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
If the seller fails or refuses to close on the transaction within thirty days after notification that the conditions to close are met, or if the seller fails to meet the certain conditions, as defined, within thirty days after notification, the seller shall repay to the Company all amounts previous advanced immediately upon demand plus interest at an annual rate of 8%.  The seller has pledged its assets to the Company as collateral as security. As of the filing date, none of the above described components have yet to occur.

NOTE 6 - DEPOSITS - IN ESCROW

Deposits held in escrow are comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building.

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and   2010 are as follows:

	2011	2010
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,662,362	1,662,362
	5,717,530	5,717,530
Less: accumulated depreciation	(1,180,431)	(1,018,970)
	$4,537,099	$4,698,560

During the years ended December 31, 2011 and 2010, depreciation expense charged to operations was $161,461 and $161,456, respectively.

NOTE 8- NOTE PAYABLE

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,752.61 beginning in October 2011 based on a 30 year amortization schedule as per the loan agreement with all remaining principal and interest due in full on September 16, 2016.  The note is secured by land and the building along with first priority assignment of leases and rents.  In addition, the Company's Chief Executive Officer provided a personal guarantee on this mortgage note payable.

The principal balance as of December 31, 2011 was $7,527,811.  Interest expense under the note for the year ended December 31, 2011 was $115,069.

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of $286,723.  The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

The Company's previous  mortgage note payable on its commercial office building which was secured by land and the building, bore interest at a variable rate of prime plus 0.5% with a minimum rate of 5.5% per annum, with monthly interest only payments required through January 2010, then monthly principal and interest payments commencing in February 2010 using a 20 year amortization schedule recalculated monthly for interest rate changes, with all outstanding principal and interest due in full in January 2012. The principal balance on the loan at December 31, 2010 was $5,416,628. Interest expense under the note for the year ended December 31, 2011 and 2010 was $221,387 and $304,653, respectively.

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The minimum future cash flow for the notes payable at December 31, 2011 is as follows:

Year ending December 31,	Amount
2012	92,392
2013	98,188
2014	104,348
2015	110,895
September 16, 2016	7,121,988
Total	$7,527,811

NOTE 9 - RELATED PARTY TRANSACTIONS

At December 31, 2010, the Company owed a shareholder and former officer of $16,600 plus accrued interest of  $1,079 under an unsecured, due on demand note payable bearing interest at 6% per annum. Interest expense under the note in 2010 was $996.  During the year ended December 31, 2011, the Company paid off the shareholder loan without additional incurred interest.

At December 31, 2010, the Company owed a company related by common control of $54,331 under two unsecured, due on demand notes payable bearing interest at 8% per annum. The notes were paid in full during the year ended December 31, 2011 without additional accrued interest.

At December 31, 2010, the Company owed a bank  of $15,250 under a line of credit note payable. The line of credit is secured by all of the Company’s assets, guaranteed by a shareholder of the Company, due on demand, and bears interest at prime plus 6%. Interest expense under the note in 2010 was $631. As described in Note 2, the Company disposed of I.V. Services, Ltd., Inc. which included the debt assumption; therefore the balance at December 31, 2010 was reclassified to discontinued operations.

The Company at December 31, 2010 owed $51,197 to a shareholder and former officer for non-interest bearing, due on demand working capital advances. As described in Note 2, the Company disposed of I.V. Services Ltd., Inc. which included the debt assumption; therefore the balance at December 31, 2010 was reclassified to discontinued operations.

The notes were paid in full during the year ended December 31, 2011 without additional accrued interest.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Non Employee Stock Options

The following table summarizes the stock options outstanding and the related prices for the shares of the Company's common stock issued to non employees at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.75	400,000	1.00	$0.75	400,000	$0.75

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	-	$-
Granted	400,000	0.75
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010:	400,000	0.75
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	400,000	$0.75

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

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company's common stock issued at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Expected Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.90	7,500,000	5.00	$0.90	7,500,000	$0.90

Transactions involving stock options issued to non employees are summarized as follows:

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	-	$-
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010:	-	-
Issued	7,500,000	0.90
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	7,500,000	$0.90

During the year ended December 31, 2011, the Company issued 7,500,000 warrants to purchase the Company stock in connection with the services rendered at the exercise price of $0.90 per share for a term of seven years with an expected life of five years from date of grant.  The warrants were fully vested at the time of issuance.

The fair value of the warrants for the year ended December 31, 2011 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	194.26%
Risk free rate:	0.97%

The determined fair value of the warrants of $6,553,244 was charged to operations during the year ended December 31, 2011.  While this was a significant event for the Company, it was a non-cash expense for services rendered during the 2011 fiscal year. The stated aggregate cash exercise price for the warrants is $6,750,000. The warrants are exercisable only for cash as there is no cashless exercise feature.

NOTE 11 - CAPITAL STOCK

Preferred stock

The Company is authorized to issue 1,000,000 shares $0.01 par value preferred stock.  As of December 31, 2011 and 2010, none was issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.  As of December 31, 2011 and 2010, 49,851,000 and 49,716,000 shares were issued and outstanding, respectively.

In December 2011, the Company issued 135,000 shares of its common stock for services rendered.  The shares of common stock were valued at $116,100, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the service provided.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Service contracts

The Company carries various service contracts on its office building for repairs, maintenance and inspections. Certain contracts are long term and no cancellable. The Company’s future minimum payments under no cancellable service contracts by year from December 31, 2011 forward are approximately: 2012 $11,000, 2013 $6,500, total $17,500.

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally expire one year or less.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 13 – (LOSS) INCOME PER SHARE

The following table presents the computation of basic and diluted income (loss) per share:

	2011	2010
Net (loss) income available for common shareholders	$(6,561,242)	$36,886
Basic net (loss) income per share	$(0.13)	$0.00
Weighted average common shares outstanding-basic	49,718,959	49,716,000
Fully diluted net (loss) income per share	$(0.13)	0.00
Weighted average common shares outstanding-fully diluted	49,718,959	49,716,000

During the year ended December 31, 2011 and 2010, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss or increasing the net income per common share.

NOTE 14 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

Due to the reverse acquisition of Medical Billing Assistance, Inc. by FCID Holdings, Inc. on December 29, 2010, the net operating loss carryforwards of Medical Billing Assistance, Inc. incurred prior to that date may not be useable for income tax purposes. As through September 30, 2010 FCID Holdings, Inc. was inactive, and FCID Holdings, Inc.’s active subsidiary is a limited liability company and through September 30, 2010 passed no income through to FCID Holdings, Inc. for federal and state income tax purposes, FCID Holdings, Inc. through September 30, 2010 incurred no income tax at the corporate level. At December 31, 2010, the Company estimated and accrued $29,019 income tax liability.

 At December 31, 2011, as described above, the Company did not have available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. Components of deferred tax assets as of December 31, 2011 are comprised primarily of stock based compensation.  No income taxes were recorded on the earnings in 2011 as a result of the utilization of any carry forwards.

MEDICAL BILLING ASSISTANCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Deferred net tax assets consist of the following at December 31, 2011 and 2010:

	2011	2010
Deferred tax asset	$-	$-
Less valuation allowance	( -)	(-)
Net deferred tax asset	$0	$0

The provision for income taxes consists of the following:

	2011	2010
Current tax (benefit)	$23,103	$29,019
Adjustment for prior year accrual	(29,019)	-
Net provision (benefit)	$(5,916)	$-

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2011	2010
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	-	-
	35.0%	35.0%

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

NOTE 15 - SUBSEQUENT EVENTS

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with a related party, maturing October 1, 2013.  Interest is paid monthly at a per annum rate of 8.5% beginning March 1, 2012.