Form 10-Q
period 2012-03-31
First Choice Healthcare Solutions, Inc.
filed 2012-05-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(Exact Name of small business issuer as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 11, 2012, the issuer had 12,706,795 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash	$31,505	$528,303
Prepaid expenses	36,387	29,705
Deposits and other - Acquisitions	1,656,333	1,301,032
Deposits - In Escrow	149,852	89,939
Capitalized financing costs, current portion	57,348	57,348
Total current assets	1,931,425	2,006,327

Property, plant and equipment, net of accumulated depreciation of $1,220,796 and $1,180,431	4,503,484	4,537,099

Other assets
Capitalized financing costs, long term portion	195,922	210,259
Deposits	18,528	18,515
Total other assets	214,450	228,774

Total assets	$6,649,359	$6,772,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$177,066	$175,699
Notes payable, current portion	93,645	92,392
Unearned revenue	37,405	24,084
Deferred income taxes	-	23,103
Total current liabilities	308,116	315,278

Long term debt:
Deposits held	47,399	47,399
Revolving line of credit, related party	110,000	-
Notes payable, long term portion	7,414,149	7,435,419
Total long term debt	7,571,548	7,482,818

Total liabilities	7,879,664	7,798,096

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,462,750 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	12,463	12,463
Additional paid in capital	6,747,512	6,747,512
Accumulated deficit	(7,990,280)	(7,785,871)
Total stockholders' deficit	(1,230,305)	(1,025,896)

Total liabilities and stockholders' deficit	$6,649,359	$6,772,200

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2012	2011
Revenues:
Rental Revenue	$330,216	$311,197

Operating expenses:
General & Administrative	389,041	163,166
Depreciation	40,365	40,365
Total operating expenses	429,406	203,531

(Loss) income from operations	(99,190)	107,666

Other income (expense):
Miscellaneous income	750	1,142
Amortization of Financing costs	(14,337)	-
Interest expense, net	(114,736)	(74,332)
Total other income (expense)	(128,322)	(73,190)

(Loss) income before provision for income taxes	(227,512)	34,476

Income taxes (benefit) expense	(23,103)	6,900

NET (LOSS) INCOME	$(204,409)	$27,576

Net (loss) income per common share, basic	$(0.02)	$0.00

Net (loss) income per common share-fully diluted	$(0.02)	$0.00

Weighted average number of common shares outstanding, basic	12,462,750	12,429,000

Weighted average number of common shares outstanding, fully diluted	12,462,750	12,529,000

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(204,409)	$27,576
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation	40,365	40,366
Amortization of financing costs	14,337	-
Changes in operating assets and liabilities:
Accounts receivable	-	(10,951)
Prepaid expenses and other	(6,682)	(244)
Deposits in escrow	(59,913)	-
Accounts payable and accrued expenses	1,367	19,695
Unearned income	13,321	-
Deferred income taxes	(23,103)	6,900
Net cash (used in) provided by operating activities	(224,717)	83,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition deposits	(355,301)	-
Purchase of equipment	(6,750)
Interest earned on long term deposits	(13)	-
Net cash used in investing activities	(362,064)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit	110,000	-
Net payments on notes payable	(20,017)	(32,128)
Net payments on related party advances	-	(41,872)
Net cash provided by (used in) financing activities	89,983	(74,000)

Net (decrease) increase in cash and cash equivalents	(496,798)	9,342
Cash and cash equivalents, beginning of period	528,303	3,318

Cash and cash equivalents, end of period	$31,505	$12,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$114,762	$74,384
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the First Choice Healthcare Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

Basis of presentation

The Company was incorporated under the laws of Colorado on May 30, 2007, and effective April 4, 2012 was reincorporated in the State Delaware, at which time it changed its name from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc..

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of March 31, 2012, the Company had $31,505 in cash.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock options.  Diluted net income (loss) share is calculated by including potentially dilutive share issuances in the denominator.  Diluted net income (loss) per share for three month period ended March 31, 2012 does not reflect the effects of 100,000 (post-reverse split) shares and 1,875,000 (post-reverse split) shares, respectively, potentially issuable upon the exercise of the Company's stock options (calculated using the treasury stock method) and warrants as of March 31, 2012 as including the options and warrants would be anti-dilutive.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of March 31, 2012.

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

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three months ended March 31, 2012 and 2011 was $14,337 and nil, respectively.  Accumulated amortization of deferred financing costs were $33,453 and $19,116 at March 31, 2012 and December 31, 2011, respectively.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. More specifically, the Company reclassified its common stock par value to additional paid-in capital to reflect the reverse stock split as retroactively restated and reclassified its accounts receivable-other to deposits and other-acquisitions.  These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 — LIQUIDITY

The Company incurred various non-recurring expenses in the first quarter of 2012 in connection with operating start up costs relating to the acquisition of a medical practice (See note 12).  Management believes that ongoing profitable operations of Marina Towers, LLC, the current positive cash balance resulted from the recent refinancing of the mortgage along with successful completion of its business development plan will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements through one year plus a day from the filing date of this report.  However, there can be no assurance that the Company will be successful completing its business development plan.

NOTE 4 — ACCOUNTS RECEIVABLE-OTHER

 Accounts receivable-other is comprised of management services provided for the  management of an operating group medical practice through which physician services and medical direction are rendered.

The management services invoiced represented costs incurred to assist the invoiced medical practice.  As such, the invoicing was applied towards recovery of such costs, and not as a revenue item on the Statement of Operations.

NOTE 5 - DEPOSITS - ACQUISITIONS

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement ("Agreement") to acquire all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC, a Delaware limited liability company authorized to do business in Florida.  As of March 31, 2012 and December 31, 2011, the Company has advanced $1,148,333 and $998,032 toward the purchase price, which have been reclassified to deposits and other-acquisitions in the accompanying unaudited condensed consolidated balance sheets.

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

If the seller failed or refused to close on the transaction within thirty days after notification that the conditions to closewere met, or if the seller failed to meet certain conditions, as defined, within thirty days after notification, the seller would repay to the Company all amounts previous advanced immediately upon demand plus interest at an annual rate of 8%.  The seller pledged its assets to the Company as collateral as security.

As described in Note 12 below, on April 2, 2012, subsequent to the date of the financial statements, the Company acquired First Choice Medical Group of Brevard LLC for a total acquisition price of $2,524,000 comprised of deposits (included $1,148,333 of deposits-acquisitions and $508,000 of accounts receivable-other reclassified and applied to deposits and other-acquisitions) as described above, a note payable for $155,056 and 244,045 shares of the Company's common stock.

NOTE 6 - DEPOSITS - IN ESCROW

Deposits held in escrow are comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building.

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2012 and  December 31, 2011 are as follows:

	March 31, 2012 (unaudited)	December 31. 2011
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,662,362	1,662,362
Office equipment	6,750	-
	5,724,280	5,717,530
Less: accumulated depreciation	(1,220,796)	(1,180,431)
	$4,503,484	$4,537,099

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

During the three months ended March 31, 2012 and 2011, depreciation expense charged to operations was $40,365.

NOTE 8 - NOTE PAYABLE

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,752.61 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016.  The note is secured by land and the building along with first priority assignment of leases and rents.  In addition, the Company's Chief Executive Officer provided a limited personal guarantee.

The principal balance as of March 31, 2012 was $7,507,794.  Interest expense under note for the three months ended March 31, 2012 was $114,762.

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of $286,723.  The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

The minimum future cash flow for the note payable at March 31, 2012 is as follows:

Amount
Nine months ending December 31, 2012	$69,697
Year ended December 31, 2013	98,188
Year ended December 31, 2014	104,348
Year ended December 31, 2015	110,895
Year ended December 31, 2016	7,124,666
Total	$7,507,794

NOTE 9 - RELATED PARTY TRANSACTIONS

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc, an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2013 with interest and is paid monthly at a per annum rate of 8.5% beginning March 1, 2012.  As of March 31, 2012, $110,000 was outstanding.

NOTE 10 - STOCKHOLDERS EQUITY

On April 4, 2012 (subsequent to the date of the financial statements), the Company affected a four-to-one (4 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value (whereby every four shares of Company’s  common stock will be exchanged for one share of FCHS common stock). All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 49,851,000 to 12,462,750 shares of common stock issued and outstanding as of December 31, 2011 to reflect the reverse split.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Non Employee Stock Options

The following table summarizes the stock options outstanding and the related prices for the shares of the Company's common stock issued to non employees at March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.00	100,000	0.75	$3.00	100,000	$3.00

 FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	100,000	$3.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	100,000	3.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2012:	100,000	$3.00

Warrants

 The following table summarizes the warrants outstanding and the related prices for the shares of the Company's common stock issued at March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.60	1,875,000	6.75	$3.60	1,875,000	$3.60

Transactions involving stock warrants issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	-	$-
Granted	1,875,000	3.60
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	1,875,000	3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2012:	1,875,000	$3.60

NOTE 12 - SUBSEQUENT EVENTS

Acquisition

On April 2, 2012, the Company completed its acquisition of First Choice Medical Group of Brevard, LLC (“First Choice – Brevard”), pursuant to the Membership Interest Purchase Closing Agreement (the “Purchase Agreement”), dated the same date. The Company has been managing the practice of First Choice – Brevard since November 1, 2011, pursuant to a Management Services Agreement (the “Management Agreement”).

The purchase price for the acquisition was $2,524,000, of which approximately $1.15 million was paid in cash, note payable for $155,056 and the balance, net of closing adjustments including invoiced service fees, was paid by issuing to the members of First Choice – Brevard 244,045 shares of the Company’s restricted common stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

First Choice - Brevard is a multi-specialty medical group including orthopedics (both operative and non-operative), sports medicine, pain management and neurology.  The practice is located on the ground level of Marina Towers, a Class A office building owned by the Company.

A preliminary estimate of the fair values of the assets acquired and liablitlies assumed at the date of acquisition are as follows:

Assets acquired:
Current assets:
Cash	$52,390
Accounts receivable	492,410
Prepaid expenses	3,341
Total current assets	548,141

Property and equipment	1,779,345

Other assets:
Customer list	300,000
Deposit	8,000
Total acquired assets	2,635,486

Liabilities assumed:
Accounts payable	111,486

Net assets acquired	$2,524,000

Unaudited Consolidated Pro-Forma Financial Information:

A pro-forma consolidated balance sheet as of April 3, 2012 is as follows:

Assets:
Current assets:
Cash	$83,895
Accounts receivable	492,410
Other assets	246,929
Total current assets	823,234

Property and equipment	6,327,879

Other assets	522,450
Total assets	$7,673,563

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable and accrued expenses	$288,551
Other current liabilities	131,050
Total current liabilities	419,601

Long term debt	7,726,604

Stockholders' deficit	(472,642)
Total liabilities and stockholders' deficit	$7,673,563

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
(formerly known as Medical Billing Assistance, Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

A pro-forma statement of operations as if acquired as of January 1, 2012 is as follows:

Revenue	$892,204

Operating costs	946,343

Net loss from operations	(54,139)

Other income (expense):	(128,322)

Net loss	(182,461)

Provision for income taxes	(23,103)

Net loss	$(159,358)
Reincorporation

First Choice Healthcare Solutions, Inc., a Delaware corporation (“FCHS” ) filed a certificate of merger (the “Certificate of Merger”) of Medical Billing Assistance, Inc., a Colorado corporation (“Medical Billing”), into FCHS. The effective date for the Certificate of Merger was April 4, 2012. Pursuant to the Certificate of Merger, Medical Billing was merged with and into FCHS. The effect of the merger was that Medical Billing reincorporated from Colorado to Delaware (the “Reincorporation”). FCHS is deemed to be the successor issuer of Medical Billing under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Contemporaneously with the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc.  Otherwise, the reincorporation does not result in any change in the business, management, fiscal year, accounting, location of the principal executive offices, assets or liabilities of the Company, formerly known as Medical Billing Assistance, Inc.

Reverse stock split

Also, in connection with the Reincorporation, April 4, 2012 was the effective date for the Company’s four-to-one (4 to 1) reverse split of the Company’s common stock (whereby every four shares of Company’s common stock will be exchanged for one share of FCHS common stock) (the “Split”).  In connection with the Split, a new CUSIP was issued for the common stock -  31949B104.

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

The financial information set forth in the following discussion should be read in conjunction with the consolidated financial statements of First Choice Healthcare Solutions, Inc. included elsewhere herein.

OVERVIEW AND HISTORY

We were incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services.  IVS was incorporated in the State of Florida on September 28, 1987, and on June 30, 2007, we issued 8,000,000 pre-reverse split common shares (or 2,000,000 post-reverse split common shares) to Mr. Michael West in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which, at the time, was a wholly-owned subsidiary of the Company that was inactive. The consideration for the disposition was the  net liability assumption by the purchaser.

On December 29, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with FCID Medical, Inc., a Florida corporation (“FCID Medical”) and FCID Holdings, Inc., a Florida corporation (“FCID Holdings)”, which together will be referred to herein with FCID Medical as “FCID”, and the shareholders of FCID (the “FCID Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the FCID Shareholders exchanged 100% of the outstanding common stock of FCID for a total of 40,000,000 pre-reverse split common shares (or 10,000,000 post-reverse split common shares) of the Company, resulting in FCID Medical and FCID Holdings being 100% owned subsidiaries of the Company (the “Share Exchange”).

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

Merger, Re-Incorporation and Name Change

On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., (“FCHS Delaware”), a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company’s state of incorporation changed from Colorado to Delaware (the “Reincorporation”) (b) the Company’s name changed from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), and (c) every four shares of Company’s common stock was exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-to-one reverse split of the Company’s common stock) (the “Reverse Split”), and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. The effective date for the Reincorporation and the Reverse Split was April 4, 2012.

All of our operations are conducted out of our wholly-owned subsidiaries: FCID Medical and FCID Holdings.  The wholly-owned subsidiary operating the multi-specialty medical clinic is owned by FCID Medical. We have real estate holdings through FCID Holdings, Inc., under which Marina Towers, LLC is wholly-owned subsidiary.  A diagram of our corporate structure is set forth below:

Our Business

The cornerstone of the FCID Medical business plan is to develop and acquire efficient, specialized healthcare clinical units.  The Company is carving a new niche in the multi-billion dollar medical clinical service industry with this new paradigm,  professional multi-specialty medical centers.  These multi-specialty medical centers include an optimal mix of synergistic multi-specialty physicians combined with an array of diagnostic capabilities.

First Medical Clinic Acquisition

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a management agreement to manage the medical practice of First Choice Medical Group of Brevard, LLC.  On April 2, 2012, we completed the acquisition of the practice and acquired all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC.

A new paradigm medical clinic

Some retail business models have been successful with broad customer demographics, easy service provider substitution, intense competition and continuing lower profit margins.  We view medical centers as a retail-oriented business delivering medical services direct to consumers. Unlike transportation, fast food, electronics and other retailers, medical centers, generally, have not been quick to adapt themselves to operating successfully with lower profit margins and growing competition.  The successful retail businesses recognized the importance of embracing information technology, telecommunication and functional economies of scale to allow high service levels to continue, while retaining acceptable profit margins. Their corporate cultures include a commitment to insuring the best possible customer experience through consistent, predictable and superior service levels in every aspect of their business.  They have learned to become profitable in the face of lower margins and increasing competition.

The key to our success is our new paradigm multi-specialty medical centers.  While adopting the leading edge retail service practices, the Company remains committed to high patient service levels intended to achieve predictable and acceptable profit margins.

Excellent medical service levels with a human touch

Our business model is intended to bring the best retail practices to operating a multi-specialty medical centers successfully with a ‘human touch’.  Patients want their pain, fear and concerns acknowledged and considered.  They want to be treated with dignity and respect.   From the patient’s first interaction with us, making an appointment to see a doctor, our strategic and tactical goals are to provide the best possible patient healthcare experience through consistent, predictable and superior service levels in every aspect of our clinics.  On time appointments, accurate and current patient information, attention to detail and careful patient follow up are part of our commitment to an excellent patient experience.  Management actively monitors the daily service level objectives for every aspect of the patient experience from the initial appointment through the end of treatment.  Clinic staff is encouraged and rewarded for exceeding their service level objectives.

Medical service mix

Like other successful business models for professional medical services, ours is designed to offer the most synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can be more revenue positive than others.  Physicians need access to diagnostic equipment like, X-Ray, MRI and physical therapy.  Patients expect their physicians to have access to the best diagnostic and service delivery equipment.  Without diagnostic services many medical practices will find it difficult to maintain their current margins of profitability.  We combine medical specialties and diagnostic services at our locations to maintain or increase the capability for profit.  While one specialty may have high reimbursements for their professional service but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursement but high volume diagnostic equipment use.  Operating independently, each specialty group would face retreating profit margins and a significant challenge to maintain high service levels with adequate equipment and current technologies.  However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income.  Since the combination is more profitable than either of its components, there is a most favorable opportunity to sustain profit margins that will allow the facility to maintain high service levels with leading edge equipment and state of the art technologies.

In recruiting, selecting and hiring physicians, we employ physicians with the highest patient care reviews always making superior quality of service our number one priority.  Our expansion plan is to employee physicians in multiple multi-specialty medical centers located in other geographic markets.  In future facilities, we will work to maintain the optimal combination of medical specialties we believe will support the most profitable mix of professional service fees.  This business model, in turn, is most likely to provide our physicians with the best diagnostic equipment available, our patients with the best possible medical experience and our Company with the potential when combining physicians and diagnostic equipment to maintain attractive profit margins.  The model is also designed to allow physicians to concentrate exclusively on delivering excellent patient care.  The requirements for running the business functions of a successful medical clinic are the sole responsibility of the business management team and not the physicians.

Scalable back office and economies of scale

Fixed cost legacy administrative functions have subjected many established medical centers to a downward spiral of diminishing profit margins and losses.  In legacy medical centers, administrative management, billing, compliance, accounting, marketing, advertising, scheduling, customer service, record keeping functions represent fixed overhead for the practice.  The fixed administrative overhead of a practice has the effect of reducing profit margins as the practice experiences declining revenues as a result of lower patient volumes from increasing competition, lower pricing, lower reimbursements or patient migration to competitors.

We intend to achieve and sustain profitability, in part, first by introducing economies of scale to our nonclinical administrative functions and second to scale these economies, with similar profit margins, to higher operating volumes from future multi-specialty medical centers.  Nonclinical administrative functions operating with economies of scale are intended to improve the profit margin for our medical clinic retail model.  More significantly, our administrative functions are readily scalable to allow profit margins at relatively low clinic volume and also with larger numbers of physicians and locations.

A key to our success is our ability to employ a highly experienced team of business managers supported by an array of professional, experienced and compliant subcontractors.  Using the best project management practices, our business managers contract services for the billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions.  The cost of our ‘back office operation’ scales quickly in direct relation to our volume, allowing us to sustain profit margins with a cost effective and scalable back office.  As the number of physicians increases so do the economies of scale for our back office.  The economies of scale support selecting the best and not the lowest cost subcontractors, while allowing our multi-specialty medical centers to operate cost effectively with higher service levels.

Developing and operating additional multi-specialty medical centers in other geographic areas will take advantage of the economies of scale for our administrative back office functions.  Our plan calls for opening up multiple clinics in multiple states and cities at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each location. We believe that the scalable structure of our administrative back office functions will efficiently support our expansion plans.

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

The FCHS business model is designed to incorporate the best of these technologies.  Each day, a central management team monitors, directs and controls our multi-specialty medical centers and all the necessary support subcontractors.  We operate a paperless system with electronic patient medical records.  Test results, X-ray images, MRI, diagnosis, patient notes, visit reports, billing information, insurance coverage, and patient identification information are all  contained an electronic medical record.  This will allow physicians and staff instant access to every aspect of a patient’s medical information from anywhere, in any clinic, and remotely with mobile computing devices.  The patient billing, accounts receivable and collection functions also are paperless. A majority of our third party payors remit by EDI and wire transfers.  Accordingly, every aspect of the business is positioned to achieve high productivity and lower administrative headcounts and per capita expenses.

We intend to grow by replicating our multi-specialty medical centers, supported by our standardized policies, procedures and clinic setup guidelines.  The administrative functions can be quickly scaled to handle multiple additional clinics.  As we roll out our business model, we expect our administrative core and clinic retail model to transform the economics of multi-specialty medical centers.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011:

The following discussion involves our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Comparing our operations, we had revenues of $330,216 for the three months ended March 31, 2012, compared to revenues of $311,197 for the three months ended March 31, 2011. The increase in revenue of $19,019 or 6%, is primarily attributable to an increase in revenue generated by escalation increases from our Marina Towers.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2012, were $429,406 compared to expenses of $203,531 for the three months ended March 31, 2011. The increase of $225,875, or 111%, is mainly attributable to legal, accounting and other professional expenses incurred in connection with our operation as a public entity. Depreciation of our building remained constant at approximately $40,000 for the three months ended March 31, 2012 and 2011, respectively.

The major components of operating expenses include general and administrative, legal, accounting and professional fees associated maintaining a public entity.

We believe that the general and administrative expenses in current operations should scale as our revenues develop. Each additional sale or service and corresponding gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Interest expense, primarily composed of our mortgage interest on our building was $114,736 and $74,332 for the three months ended March 31, 2012 and 2011, respectively.  The increase in our interest expense was due to our higher mortgage loan on our Marina Towers we put in place in the later part of 2011.

We had a net loss of $204,409 for the three months ended March 31, 2012 compared to net income of $27,576 for the three months ended March 31, 2011. This decrease in net income of $231,985 is mainly attributable to reasons as described above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash or cash equivalents of $31,505.

Net cash used in operating activities was $224,717 for the three months ended March 31, 2012, compared to cash provided by operating activities of $83,342 for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $362,064 for the three months ended March 31, 2012, compared to $-0- for the three months ended March 31, 2011.

Cash flows provided by financing activities was $89,983 for the three months ended March 31, 2012, compared to net cash  used in financing activities of $74,000 for the three months ended March 31, 2011.

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc, an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2013 with interest and is paid monthly at a per annum rate of 8.5% beginning March 1, 2012.  As of March 31, 2012, $110,000 was outstanding.

Over the next twelve months we expect significant capital costs to further develop operations. We plan to buy diagnostic equipment to be used in our operations. We anticipate raising funds in an estimated amount of $2-3 million for the development of our operations.

We believe that we have sufficient capital in the short term through one year plus a day from the filing date of this report for our current level of operations. This is because we have sufficient revenues generated from Marina Towers and First Choice Medical Group of Brevard to allow us to maintain operations.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

It is our opinion that inflation has not had, and is not likely to have, a material effect on our operations.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 2, 2012, we completed the acquisition of First Choice Medical Group of Brevard, LLC and, as a portion of the consideration for the purchase of the membership interests of First Choice Medical Group of Brevard, LLC, issued to the holders of the membership interests 244,045 post-reverse split shares of restricted common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

10.11	Loan Agreement, dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc.+

10.12	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc.+

10.13	Guaranty, provided by the Company to CCR of Melboure, Inc.+

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2011)

21.1(a)	List of Subsidiaries, revised (incorporated by reference to Exhibit 21.1(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer+
32.2	Section 906 Certification of Principal Financial Officer+
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

 +filed herewith

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Date: May 15, 2012	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)