Form 10-Q
period 2012-06-30
First Choice Healthcare Solutions, Inc.
filed 2012-08-02
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the issuer had 12,706,795 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash	$16,164	$528,303
Accounts receivable	599,448	-
Employee loans	15,000	-
Prepaid and other current assets	100,765	29,705
Deposits - Acquisitions	-	998,032
Deposits - In Escrow	133,697	89,939
Accounts receivable, other	-	303,000
Capitalized financing costs, current portion	57,348	57,348
Total current assets	922,422	2,006,327

Property, plant and equipment, net of accumulated depreciation of $1,289,333 and $1,180,431	6,350,155	4,537,099

Other assets
Capitalized financing costs, long term portion	181,585	210,259
Customer list, net of accumulated amortization of $5,000	295,000	-
Deposits	18,532	18,515
Total other assets	495,117	228,774

Total assets	$7,767,694	$6,772,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$330,032	$175,699
Notes payable, current portion	320,744	92,392
Unearned revenue	27,280	24,084
Deferred income taxes	-	23,103
Total current liabilities	678,056	315,278

Long term debt:
Deposits held	47,399	47,399
Revolving line of credit, related party	108,705	-
Notes payable, long term portion	7,566,873	7,435,419
Total long term debt	7,722,977	7,482,818

Total liabilities	8,401,033	7,798,096

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,706,795 and 12,462,750 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	12,707	12,463
Additional paid in capital	7,450,117	6,747,512
Accumulated deficit	(8,096,163)	(7,785,871)
Total stockholders' deficit	(633,339)	(1,025,896)

Total liabilities and stockholders' deficit	$7,767,694	$6,772,200

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

(formerly known as Medical Billing Assistance, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Net Patient Service Revenue	$909,617	$-	$909,617	$-
Rental Revenue	282,416	384,518	612,632	695,715
Total Revenue	1,192,033	384,518	1,522,249	695,715

Operating expenses:
Practice Salaries & Benefits	389,320	-	389,320	-
Practice Supplies and Other Operating expenses	128,141	-	128,141	-
General & Administrative	571,204	263,851	960,244	427,017
Depreciation and amortization	73,537	40,365	113,902	80,730
Total operating expenses	1,162,202	304,216	1,591,607	507,747

Net income (loss) from operations	29,831	80,302	(69,358)	187,968

Other income (expense):
Miscellaneous income	750	735	1,500	1,877
Gain on settlement of debt	-	67,365	-	67,365
Amortization Financing costs	(14,337)	-	(28,674)	-
Interest expense, net	(122,127)	(77,998)	(236,863)	(152,330)
Total other income (expense)	(135,714)	(9,898)	(264,037)	(83,088)

Net (loss) income before provision for income taxes	(105,883)	70,404	(333,395)	104,880

Income taxes (benefit)	-	14,100	(23,103)	21,000

NET (LOSS) INCOME	$(105,883)	$56,304	$(310,292)	$83,880

Net (loss) income per common share, basic	$(0.01)	$0.00	$(0.02)	$0.01

Net (loss) income per common share-fully diluted	$(0.01)	$0.00	$(0.02)	$0.01

Weighted average number of common shares outstanding, basic	12,701,431	12,429,000	12,582,091	12,429,000

Weighted average number of common shares outstanding, fully diluted	12,701,431	12,529,000	12,582,091	12,529,000

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

(formerly known as Medical Billing Assistance, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(310,292)	$83,880
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	113,902	80,730
Amortization of financing costs	28,674	-
Gain on settlement of debt	-	(67,365)
Changes in operating assets and liabilities:
Accounts receivable	(107,038)	(43,526)
Accounts receivable-other	(205,000)	-
Employee loans	(15,000)	-
Prepaid expenses and other	(71,060)	(33,862)
Deposits in escrow	(43,758)	-
Accounts payable and accrued expenses	69,482	112,644
Unearned income	3,196	-
Deferred income taxes	(23,103)	21,000
Other liabilities	-	-
Net cash used in operating activities	(559,997)	153,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition	48,761	-
Cash payments for acquisition	(143,366)	-
Purchase of equipment	(190,368)	-
Interest earned on long term deposits	(17)	-
Net cash used in investing activities	(284,990)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit	110,000	-
Proceeds from issuance of notes payable	274,485	-
Proceeds from issuance of convertible note payable	-	53,000
Net payments on notes payable	(51,637)	(70,276)
Net payments on related party advances	-	(51,630)
Net cash provided by (used in) financing activities	332,848	(68,906)

Net increase (decrease) in cash and cash equivalents	(512,139)	84,595
Cash and cash equivalents, beginning of period	528,303	3,318

Cash and cash equivalents, end of period	$16,164	$87,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$231,695	$148,880
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in connection with acquisition of First Choice Medical Group, Inc.	$702,849	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the First Choice Healthcare Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

Basis of presentation

First Choice Healthcare Solutions, Inc., a Delaware corporation (the “Company" or "FCHS ” ) filed a certificate of merger (the “Certificate of Merger”) of Medical Billing Assistance, Inc., a Colorado corporation incorporated on May 30, 2007 (“Medical Billing”), into the Company. The effective date for the Certificate of Merger was April 4, 2012. Pursuant to the Certificate of Merger, Medical Billing was merged with and into the Company. The effect of the merger was that Medical Billing reincorporated from Colorado to Delaware (the “Reincorporation”). The Company is deemed to be the successor issuer of Medical Billing under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Contemporaneously with the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc.  Otherwise, the reincorporation does not result in any change in the business, management, fiscal year, accounting, location of the principal executive offices, assets or liabilities of the Company, formerly known as Medical Billing Assistance, Inc.

The unaudited condensed consolidated financial statements include the accounts of the Company, including FCID Holdings, Inc. Marina Towers LLC, FCID Medical Inc. and First Choice Medical Group of Brevard LLC, which are all wholly-owned subsidiaries of FCHS. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The purchase price for the acquisition was $2,524,000, of which approximately $1.15 million was paid in cash, note payable for $88,794 and the balance, net of closing adjustments including invoiced service fees, was paid by issuing to the members of First Choice – Brevard 244,045 shares of the Company’s restricted common stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

First Choice - Brevard is a multi-specialty medical group including orthopedics (both operative and non-operative), sports medicine, pain management and neurology.  The practice is located in Marina Towers, a Class A office building owned by the Company.

A preliminary estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows:

Assets acquired:
Current assets:
Cash	$48,761
Accounts receivable	492,410
Total current assets	541,171

Property and equipment	1,731,590

Other assets:
Customer list	300,000
Total acquired assets	2,572,761

Liabilities assumed:
Accounts payable	48,761

Net assets acquired	$2,524,000

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal two operating segments (see Note 12).

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

Customer list

Customer list is comprised of acquired customers in connection with the acquisition of First Choice Medical Group of Brevard, LLC and is amortized ratably over the estimated useful life of 15 years. Amortization for the three and six months ended June 30, 2012 was $Nil and $5,000 respectively.  Accumulated amortization of customer list costs were $5,000 and $Nil at June 30, 2012 and December 31, 2011, respectively

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of June 30, 2012, the Company had $16,164 in cash.

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

JUNE 30, 2012

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock options.  Diluted net income (loss) share is calculated by including potentially dilutive share issuances in the denominator.  Diluted net income (loss) per share for three and six month periods ended June 30, 2012 does not reflect the effects of 100,000  shares and 1,875,000 shares, respectively, potentially issuable upon the exercise of the Company's stock options (calculated using the treasury stock method) and warrants as of June 30, 2012 as including the options and warrants would be anti-dilutive.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of June 30, 2012.

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

JUNE 30, 2012

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

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and six months ended June 30, 2012 was $14,337 and $28,674, respectively, and for the three and six months ended June 30, 2011 was $nil.  Accumulated amortization of deferred financing costs were $47,790 and $19,116 at June 30, 2012 and December 31, 2011, respectively.

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

NOTE 2 — LIQUIDITY

The Company incurred various non-recurring expenses in the first and second quarter of 2012 in connection with operating startup costs relating to the acquisition of a medical practice (See above).  Management believes that ongoing profitable operations of Marina Towers, LLC , the current positive cash balance resulted from the recent refinancing of the mortgage along with successful completion of its business development plan will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements through one year plus a day from the filing date of this report.  However, there can be no assurance that the Company will be successful completing its business development plan.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 4 — ACCOUNTS RECEIVABLE-OTHER

Accounts receivable-other as of December 31, 2011 was comprised of management services provided for the management of an operating group medical practice through which physician services and medical direction are rendered.

The management services invoiced represented costs incurred to assist the invoiced medical practice.  As such, the invoicing was applied towards recovery of such costs, and not as a revenue item on the Statement of Operations. The balance has been paid in full as of June 30, 2012.

NOTE 5 - DEPOSITS - ACQUISITIONS

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement ("Agreement") to acquire all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC, a Delaware limited liability company authorized to do business in Florida.  As of December 31, 2011, the Company had $998,032 toward the purchase price, which have been classified as deposits and other-acquisitions in the accompanying unaudited condensed consolidated balance sheets.

As described in Note 1 above, on April 2, 2012, the Company acquired First Choice Medical Group of Brevard LLC for a total acquisition price of $2,524,000 comprised of deposits (included $1,141,398 of deposits-acquisitions and $508,000 of accounts receivable-other reclassified and applied to deposits and other-acquisitions at close) as described above, a note payable for $88,794 and 244,045 shares of the Company's common stock.

NOTE 6 - DEPOSITS - IN ESCROW

Deposits held in escrow are comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building.

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and  December 31, 2011 are as follows:

	June 30, 2012 (unaudited)	December 31. 2011
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,662,362	1,662,362
Medical office improvement	1,410,028	-
Computer equipment	185,338	-
Medical equipment	38,263	-
MRI center	183,489	-
Office equipment	104,840	-
	7,639,488	5,717,530
Less: accumulated depreciation	(1,289,333)	(1,180,431)
	$6,350,155	$4,537,099

 During the three and six months ended June 30, 2012, depreciation expense charged to operations was $73,537 and $113,902, respectively and during the three and six months ended June 30, 2011, depreciation expense charged to operations was $40,365 and $80,730, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 8 - NOTES PAYABLE

Notes payable as of June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30, 2012 (unaudited)	December 31. 2011
Mortgage payable	$7,487,469	$7,527,811
Note payable, GE Capital (construction)	174,485	-
Note payable, HS Real, LLC.	101,869	-
Note payable, Dr. Anthony J. Lombardo	$88,794
Note payable, Dr. Richard Newman	35,000	-
	7,887,617	7,527,811
Less: current portion	(320,744)	(92,392)
	$7,566,873	$7,435,419

Mortgage payable

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

Note payable, equipment financing

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million.

The financing consists of a master lease for equipment having a total value of approximately $1,990,000 and a $450,000 construction loan.

As of June 30, 2012, the Company drew down $174,485 against the construction loan. The construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) November 18, 2012 or b) total advances have been made ($450,000).

The Company entered into an aggregate of $2,288,679 equipment finance leases subject to delivery and acceptance. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

Promissory note dated May 17, 2012

On May 17, 2012, the Company issued a promissory note to HS Real LLC for $100,000 due October 31, 2012 with interest paid at maturity, on October 31, 2012, at a rate of 12% per annum, unsecured.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Note payable, Newman

In connection with the acquisition as described in Note 1 above, the Company assumed a $45,000 non interest bearing, unsecured note payable to Dr. Richard Newman at $5,000 per month, and maturing on January 1, 2013

Note payable Lombardo

On April 2, 2012, the company issued a note payable in the amount of $88,794 to Dr. Anthony Lombardo in connection with the acquisition of the First Choice Medical Group of Brevard LLC. The note matures on April 2, 2015 at an annual interest rate of 3.54% beginning April 2, 2012. Subject to the terms of the acquisition agreement the principal amount would be adjusted for post-closing entries.

The minimum future cash flow for the note payable at March 31, 2012 is as follows:

Amount
Six months ending December 31, 2012	$181,241
Year ended December 31, 2013	213,553
Year ended December 31, 2014	167,106
Year ended December 31, 2015	178,431
Year ended December 31, 2016	7,147,286
Total	$7,887,617

NOTE 9 - RELATED PARTY TRANSACTIONS

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2013 with interest at a per annum rate of 8.5% beginning March 1, 2012.  As of June 30, 2012, $108,705 was outstanding.

NOTE 10 - STOCKHOLDERS EQUITY

On April 4, 2012, the Company affected a four-to-one (4 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value (whereby every four shares of Company’s  common stock will be exchanged for one share of FCHS common stock). All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 49,851,000 to 12,462,750 shares of common stock issued and outstanding as of December 31, 2011 to reflect the reverse split.

In April 2012, the Company issued an aggregate of 244, 045 shares of its common stock in connection with the acquisition of First Choice Medical Group of Brevard, LLC.

NOTE 11 - STOCK OPTIONS AND WARRANTS

NonEmployee Stock Options

The following table summarizes the stock options outstanding and the related prices for the shares of the Company's common stock issued to non employees at June 30, 2012:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.00	100,000	0.50	$3.00	100,000	$3.00

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	100,000	$3.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	100,000	3.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2012:	100,000	$3.00

Warrants

 The following table summarizes the warrants outstanding and the related prices for the shares of the Company's common stock issued at June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.60	1,875,000	6.50	$3.60	1,875,000	$3.60

Transactions involving stock warrants issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	-	-
Granted	1,875,000	3.60
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	1,875,000	3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2012:	1,875,000	$3.60

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 12 - SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has two reportable segments: Marina Towers, LLC and FCID Medical, Inc.

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building, whereas FCID Medical segment derives revenue for medical procedures performed.

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the six months ended June 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$909,617	$-	$-	$909,617
Rental revenue	730,385	-	-	(117,753)	612,632
Total Revenue	730,385	909,617	-	(117,753)	1,522,249

Operating expenses:
Practice salaries & benefits	-	389,320	-	-	389,320
Practice supplies and other operating expenses	-	191,753	-	(63,612)	128,141
General and administrative	227,452	234,637	552,296	(54,141)	960,244
Depreciation and amortization	80,730	33,172	-	-	113,902
Total operating expenses	308,182	848,882	552,296	(117,753)	1,591,607

Net income (loss) from operations:	422,203	60,735	(552,296)	-	(69,358)

Interest expense	(231,651)	(1,869)	(3,343)	-	(236,863)
Amortization of financing costs	(28,674)	-	-	-	(28,674)
Other income (expense)	1,500	-	-	-	1,500

Net Income (loss):	163,378	58,866	(555,639)	-	(333,395)

Income taxes	(11,174)	(4,062)	38,339	-	23,103

Net income (loss)	$152,204	$54,804	$(517,300)	$-	$(310,292)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Summary Statement of Operations for the three months ended June 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$909,617	$-	$-	$909,617
Rental revenue	370,198	-	-	(87,782)	282,416
Total Revenue	370,198	909,617	-	(87,782)	1,192,033

Operating expenses:
Practice salaries & benefits	-	389,320	-	-	389,320
Practice supplies and other operating expenses	-	191,753	-	(63,612)	128,141
General and administrative	111,361	234,637	249,376	(24,170)	571,204
Depreciation and amortization	40,365	33,172	-	-	73,537
Total operating expenses	151,726	848,882	249,376	(87,782)	1,162,202

Net income (loss) from operations:	218,472	60,735	(249,376)	-	29,831

Interest expense	(116,915)	(1,869)	(3,343)	-	(122,127)
Amortization of financing costs	(14,337)	-	-	-	(14,337)
Other income (expense)	750	-	-	-	750

Net Income (loss):	87,970	58,866	(252,719)	-	(105,883)

Income taxes	-	-	-	-	-

Net income (loss)	$87,970	$58,866	$(252,719)	$-	$(105,883)

Summary Statement of Operations for the six months ended June 30, 2011:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Rental Revenue	$695,715	$-	$-	$-	$695,715
Total Revenue	695,715	-	-	-	695,715

Operating expenses:
General and administrative	211,945	-	215,072	-	427,017
Depreciation and amortization	80,730	-	-	-	80,730
Total operating expenses	292,675	-	215,072	-	507,747

Net income (loss) from operations:	403,040	-	(215,072)	-	187,968

Interest expense	(148,880)	-	(3,450)	-	(152,330)
Other income (expense)	1,877	-	67,365	-	69,242

Net Income (loss):	256,037	-	(151,157)	-	104,880

Income taxes	(51,207)	-	30,207	-	(21,000)

Net income (loss)	$204,830	$-	$(120,950)	$-	$83,880

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Summary Statement of Operations for the three months ended June 30, 2011:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Rental Revenue	$384,518	$-	$-	$-	$384,518
Total Revenue	384,518	-	-	-	384,518

Operating expenses:
General and administrative	113,851	-	150,000	-	263,851
Depreciation and amortization	40,365	-	-	-	40,365
Total operating expenses	154,216	-	150,000	-	304,216

Net income (loss) from operations:	230,302	-	(150,000)	-	80,302

Interest expense	(77,998)	-	-	-	(77,998)
Amortization of financing costs	-	-	-	-	-
Other income (expense)	735	-	67,365	-	68,100

Net Income (loss):	153,039	-	(82,635)	-	70,404

Income taxes	(30,627)	-	16,527	-	(14,100)

Net income (loss)	$122,412	$-	$(66,108)	$-	$56,304

Assets:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At June 30, 2012:	$4,913,140	$2,853,356	$1,198	$-	$7,767,694
At December 31, 2012:	$4,956,962	$-	$1,815,238	$-	$6,772,200

Assets acquired
Three months ended June 30, 2012	$-	$190,368	$-	$-	$190,368
Six months ended June 30, 2012	$-	$190,368	$-	$-	$190,368

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

OVERVIEW AND HISTORY

We were incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services.  IVS was incorporated in the State of Florida on September 28, 1987, and on June 30, 2007, we issued 2,000,000 common shares to Mr. Michael West in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which, at the time, was a wholly-owned subsidiary of the Company that was inactive. The consideration for the disposition was the net liability assumption by the purchaser.

On December 29, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with FCID Medical, Inc., a Florida corporation (“FCID Medical”) and FCID Holdings, Inc., a Florida corporation (“FCID Holdings)”, which together will be referred to herein with FCID Medical as “FCID”, and the shareholders of FCID (the “FCID Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the FCID Shareholders exchanged 100% of the outstanding common stock of FCID for a total of 10,000,000 common shares) of the Company, resulting in FCID Medical and FCID Holdings being 100% owned subsidiaries of the Company (the “Share Exchange”).

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

 All operations are conducted through our wholly-owned subsidiaries: FCID Medical and FCID Holdings.  The wholly-owned subsidiary operating the multi-specialty medical clinic is owned by FCID Medical. We have real estate holdings through FCID Holdings, Inc., under which Marina Towers, LLC is wholly-owned subsidiary.  A diagram of our corporate structure is set forth below:

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

Excellent medical service levels with a human touch

Our business model is intended to bring the best retail practices to operating a multi-specialty medical center successfully with a ‘human touch’.  Patients want their pain, fear and concerns acknowledged and considered.  They want to be treated with dignity and respect.   From the patient’s first interaction with us, making an appointment to see a doctor, our strategic and tactical goals are to provide the best possible patient healthcare experience through consistent, predictable and superior service levels in every aspect of our clinics.  On time appointments, accurate and current patient information, attention to detail and careful patient follow up are part of our commitment to an excellent patient experience.  Management actively monitors the daily service level objectives for every aspect of the patient experience from the initial appointment through the end of treatment.  Clinic staff is encouraged and rewarded for exceeding their service level objectives.

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

Expansion of Diagnostic Equipment and Facilities

Following the acquisition of First Choice Medical Group of Brevard, the Company initiated a $2.4 million diagnostic equipment and facilities expansion initiative. On May 21, 2012, the Company completed the financing for a state of the art diagnostic facility to house a leading edge X-ray machine, CAT Scanner and MRI system. The Diagnostic Equipment and Facilities plan anticipates all of the equipment and the facility to be fully operational and revenue productive by year end 2012.

Customer service for our medical patients has already significantly improved. Patients are currently using the portable MRI system leased by the Company until our own permanent unit is operational. The Company is presently billing patients for MRI services.

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

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011:

The following discussion involves our results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Comparing our operations, we had revenues of $1,192,033 for the three months ended June 30, 2012, compared to revenues of $384,518 for the three months ended June 30, 2011. The increase in revenue of $807,515 or 210%, is primarily attributable recently completed acquisition of First Choice Medical Group of Brevard, LLC which added $909,617 in medical revenue for the quarter ended June 30, 2012 compared to Nil for the same period last year. We had a decrease of $102,102 in rental income from the three months ended June 30, 2011 to the three months ended June 30, 2012. The decrease is attributable to the fact our medical segment currently leases their facility from our Marina Towers segment compared to the same period last year whereby Marina Towers leased to independent group.

Operating expenses include practice salaries & benefits of $389,320 and practice supplies and other operating costs of 128,141 for the three months ended June 30, 2012, attributable to our April 2, 2012 acquisition, as compared to $0 for the same period last year. In addition, operating expenses include general and administrative expenses for the three months ended June 30, 2012 of $571,204 compared to $263,851 for the three months ended June 30, 2011. The increase of $307,353, or approximately 116%, is mainly attributable $234,637 of additional general and administrative costs added as a result of our April 2, 2012 acquisition as discussed above. Depreciation and amortization increased from $40,365 for the three months ended June 30, 2011 to $73,537 for the three months ended June 30, 2012. The increase is a direct result of the added property and equipment with our April acquisition.

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative which includes legal, accounting and professional fees associated with maintaining a public entity.

We believe that the general and administrative expenses in current operations have scaled as our revenues increased. Each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Interest expense, primarily composed of our mortgage interest on our building was $122,127 and $77,998 for the three months ended June 30, 2012 and 2011, respectively.  The increase in our interest expense was due to our higher mortgage loan on our Marina Towers we put in place in the later part of 2011 along with added borrowings in 2012.

We had a net loss of $105,883 for the three months ended June 30, 2012 compared to net income of $56,304 for the three months ended June 30, 2011. This decrease in net income of $162,187 is mainly attributable to reasons as described above.

Six months ended June 30, 2012 compared to six months ended June 30, 2011:

The following discussion involves our results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Comparing our operations, we had revenues of $1,522,249 for the six months ended June 30, 2012, compared to revenues of $695,715 for the six months ended June 30, 2011. The increase in revenue of $826,534 or 119%, is primarily attributable recently completed acquisition of First Choice Medical Group of Brevard, LLC which added $909,617 in medical revenue for the six months ended June 30, 2012 compared to Nil for the same period last year. We had a decrease of $83,083 in rental income from the six months ended June 30, 2011 to the six months ended June 30, 2012. The decrease is attributable to the fact our medical segment currently leases their facility from our Marina Towers segment compared to the same period last year whereby Marina Towers leased to an independent group.

Operating expenses include practice salaries & benefits of $389,320 and practice supplies and other operating costs of $128,141 for the six months ended June 30, 2012, attributable to our April 2, 2012 acquisition as compared to $0 for the same period last year. In addition, operating expenses include general and administrative expenses for the six months ended June 30, 2012 of $960,244 compared to $427,017 for the six months ended June 30, 2011. The increase of $533,227, or approximately 125%, is mainly attributable $234,637 of additional general and administrative costs added as a result of our April 2, 2012 acquisition as discussed above along with higher consulting and payroll costs. Depreciation and amortization increased from $80,730 for the six months ended June 30, 2011 to $113,902 for the six months ended June 30, 2012. The increase is a direct result of the added property and equipment with our April acquisition.

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative which includes legal, accounting and professional fees associated maintaining with a public entity.

We believe that the general and administrative expenses in current operations has scaled as our revenues increased. Each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Interest expense, primarily composed of our mortgage interest on our building was $236,863 and $152,330 for the six months ended June 30, 2012 and 2011, respectively.  The increase in our interest expense was due to our higher mortgage loan on our Marina Towers we put in place in the later part of 2011 along with added borrowings in 2012.

We had a net loss of $310,292 for the six months ended June 30, 2012 compared to net income of $83,880 for the six months ended June 30, 2011. This decrease in net income of $226,412 is mainly attributable to reasons as described above.

Liquidity and Capital Resources

As of June 30, 2012, we had cash or cash equivalents of $16,164.

Net cash used in operating activities was $559,997 for the six months ended June 30, 2012, compared to cash provided by operating activities of $153,501 for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $284,990 for the six months ended June 30, 2012, compared to $-0- for the six months ended June 30, 2011.

Cash flows provided by financing activities was $332,848 for the six months ended June 30, 2012, compared to net cash used in financing activities of $68,906 for the six months ended June 30, 2011.

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2013 with interest and is paid monthly at a per annum rate of 8.5% beginning March 1, 2012.  As of June 30, 2012, $108,705 was outstanding.

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million.

The financing consists of a master lease for equipment having a total value of approximately $1,990,000 and a $450,000 construction loan.

As of June 30, 2012, the Company drew down $174,485 against the construction loan. The construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) November 18, 2012 or b) total advances have been made ($450,000).

The Company entered into an aggregate of $2,288,679 equipment finance leases General Electric Capital subject to delivery and acceptance. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

On May 17, 2012, the Company issued a promissory note to HS Real LLC for $100,000 due October 31, 2012 with interest paid at maturity at a rate of 12% per annum, unsecured.

Over the next twelve months we expect significant capital costs to further develop and expand operations. We plan to add medical clinics and purchase additional diagnostic equipment for our operations. We anticipate raising funds in an estimated amount of $2-3 million for the development and expansion- of our operations.

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

Not applicable.

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

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 2, 2012, we completed the acquisition of First Choice Medical Group of Brevard, LLC and, as a portion of the consideration for the purchase of the membership interests of First Choice Medical Group of Brevard, LLC, issued to the holders of the membership interests 244,045shares of restricted common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Appendix E to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.1	Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

10.2	Investment Agreement, dated as of January 26, 2011, by and between the Company and Kodiak Capital Group, LLC (“Kodiak”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.3	Registration Rights Agreement, dated as of January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.4	Amendment, dated January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2011)

10.5	Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.8	Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.11	Loan Agreement, dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Ex. 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.12	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc.(incorporated by reference to Ex. 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.13	Guaranty, provided by the Company to CCR of Melboure, Inc. (incorporated by reference to Ex. 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.14	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Ex. 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.15	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Ex. 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16	Guaranty, dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Ex. 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.17	Guaranty, dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Ex. 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.18	Membership Interest Purchase Closing Agreement (incorporated by reference to Ex. 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.19	Management Services Agreement (incorporated by reference to Ex. 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.20	Loan Agreement with HS Real LLC, dated May 17, 2012.+

10.21	Promissory Note to HS Real LLC for $100,000, dated May 17, 2012.+

10.22	Guaranty made by First Choice Healthcare Solutions, Inc. to HS Real LLC, dated May 17, 2012.+

10.23	Guaranty made by Christian Romandetti to HS Real LLC, dated May 17, 2012.+

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2011)

21.1(a)	List of Subsidiaries, revised (incorporated by reference to Exhibit 21.1(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer+
32.2	Section 906 Certification of Principal Financial Officer+
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

+filed herewith

*to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Date: August 2, 2012	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2012	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

