Form 10-Q/A
period 2012-06-30
First Choice Healthcare Solutions, Inc.
filed 2012-08-08
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

The purpose of this Amendment No. 1 to First Choice Healthcare Solution, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 2, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosure made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Appendix E to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.1	Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

10.2	Investment Agreement, dated as of January 26, 2011, by and between the Company and Kodiak Capital Group, LLC (“Kodiak”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.3	Registration Rights Agreement, dated as of January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.4	Amendment, dated January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2011)

10.5	Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.8	Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.11	Loan Agreement, dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Ex. 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.12	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc.(incorporated by reference to Ex. 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.13	Guaranty, provided by the Company to CCR of Melboure, Inc. (incorporated by reference to Ex. 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.14	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Ex. 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.15	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Ex. 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16	Guaranty, dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Ex. 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.17	Guaranty, dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Ex. 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.18	Membership Interest Purchase Closing Agreement (incorporated by reference to Ex. 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.19	Management Services Agreement (incorporated by reference to Ex. 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.20	Loan Agreement with HS Real LLC, dated May 17, 2012 (incorporated by reference to Ex. 10.20 to the Company’s Report on Form 10-Q, filed with the SEC on August 2, 2012)

10.21	Promissory Note to HS Real LLC for $100,000, dated May 17, 2012 (incorporated by reference to Ex. 10.21 to the Company’s Report on Form 10-Q, filed with the SEC on August 2, 2012)

10.22	Guaranty made by by First Choice Healthcare Solutions, Inc. to HS Real LLC, dated May 17, 2012 (incorporated by reference to Ex. 10.22 to the Company’s Report on Form 10-Q, filed with the SEC on August 2, 2012)

10.23	Guaranty made by Christian Romandetti to HS Real LLC, dated May 17, 2012 (incorporated by reference to Ex. 10.23 to the Company’s Report on Form 10-Q, filed with the SEC on August 2, 2012)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2011)

21.1(a)	List of Subsidiaries, revised (incorporated by reference to Exhibit 21.1(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

31.1	Section 302 Certification of Principal Executive Officer+

31.2	Section 302 Certification of Principal Financial Officer+

32.1	Section 906 Certification of Principal Executive Officer+

32.2	Section 906 Certification of Principal Financial Officer+

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Labels Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

+filed herewith

*furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Date: August 8, 2012	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

