Form 10-Q
period 2012-09-30
First Choice Healthcare Solutions, Inc.
filed 2012-11-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the issuer had 12,706,795 outstanding shares of Common Stock.

Explanatory Note:  Registrant is filing this report on Form 10-Q after November 14, 2012, in reliance upon Release No. 68224 of the Securities and Exchange Commission, by reason of Registrant’s inability to meet the November 14, 2012 filing deadline for this report due to Hurricane Sandy and its aftermath and, specifically, the flooding conditions and loss of electricity caused by Hurricane Sandy which required personnel of RBSM LLP, the Registrant’s independent registered public accounting firm (“RBSM”) responsible for reviewing Registrant’s financial statements in this report, to suspend work for several days, which directly resulted in delay in the completion of RBSM’s review and delay in the completion of the Edgar proof and XBRL tagging required for this filing.

PART I

ITEM 1. FINANCIAL STATEMENTS.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash	$197,026	$528,303
Cash-restricted	216,009	89,939
Accounts receivable	658,857	-
Employee loans	15,000	-
Prepaid and other current assets	87,678	29,705
Deposits-acquisitions	-	998,032
Accounts receivable, other	-	303,000
Capitalized financing costs, current portion	57,348	57,348
Total current assets	1,231,918	2,006,327

Property, plant and equipment, net of accumulated depreciation of $1,357,851 and $1,180,431	8,571,947	4,537,099

Other assets
Capitalized financing costs, long term portion	167,248	210,259
Customer list, net of accumulated amortization of $10,000	290,000	-
Deposits	18,838	18,515
Total other assets	476,086	228,774

Total assets	$10,279,951	$6,772,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$464,006	$175,699
Notes payable, current portion	827,917	92,392
Unearned revenue	27,858	24,084
Deferred income taxes	-	23,103
Total current liabilities	1,319,781	315,278

Long term debt:
Deposits held	47,399	47,399
Revolving line of credit, related party	53,069	-
Notes payable, long term portion	9,676,464	7,435,419
Total long term debt	9,776,932	7,482,818

Total liabilities	11,096,713	7,798,096

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,706,795 and 12,462,750 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	12,707	12,463
Additional paid in capital	7,450,117	6,747,512
Common stock subscriptions	100,000	-
Accumulated deficit	(8,379,586)	(7,785,871)
Total stockholders' deficit	(816,762)	(1,025,896)

Total liabilities and stockholders' deficit	$10,279,951	$6,772,200

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

(formerly known as Medical Billing Assistance, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Net Patient Service Revenue	$798,077	$-	$1,707,694	$-
Rental Revenue	270,547	322,905	883,179	979,485
Total Revenue	1,068,624	322,905	2,590,873	979,485

Operating expenses:
Practice salaries & benefits	406,055	-	795,375	-
Practice supplies and other operating expenses	171,364	-	299,505	-
General & administrative	551,871	242,393	1,512,115	669,410
Depreciation and amortization	73,518	40,365	187,420	121,095
Total operating expenses	1,202,808	282,758	2,794,415	790,505

Net income (loss) from operations	(134,184)	40,147	(203,542)	188,980

Other income (expense):
Miscellaneous income	750	-	2,250	41,012
Gain on settlement of debt	-	-	-	67,365
Amortization financing costs	(14,337)	(4,779)	(43,011)	(4,779)
Interest expense, net	(135,652)	(83,283)	(372,515)	(235,613)
Total other income (expense)	(149,239)	(88,062)	(413,276)	(132,015)

Net (loss) income before provision for income taxes	(283,423)	(47,915)	(616,818)	56,965

Income taxes (benefit)	-	(9,600)	(23,103)	11,400

NET (LOSS) INCOME	$(283,423)	$(38,315)	$(593,715)	$45,565

Net (loss) income per common share, basic	$(0.02)	$(0.00)	$(0.05)	$0.00

Net (loss) income per common share-fully diluted	$(0.02)	$(0.00)	$(0.05)	$0.00

Weighted average number of common shares outstanding, basic	12,706,795	12,429,000	12,623,962	12,429,000

Weighted average number of common shares outstanding, fully diluted	12,706,795	12,429,000	12,623,962	12,529,000

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

(formerly known as Medical Billing Assistance, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(593,715)	$45,565
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	187,420	121,095
Amortization of financing costs	43,011	4,779
Gain on settlement of debt	-	(67,365)
Changes in operating assets and liabilities:
Accounts receivable	(166,447)	(4,082)
Accounts receivable-other	(205,000)	-
Employee loans	(15,000)	-
Prepaid expenses and other	(57,973)	(39,717)
Cash-restricted	(126,070)	13,198
Accounts payable and accrued expenses	231,497	25,374
Unearned income	3,774	43,703
Deferred income taxes	(23,103)	11,400
Net cash (used in) provided by operating activities	(721,606)	153,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition	48,761	-
Cash payments for acquisition	(143,366)	(117,100)
Purchase of equipment	(2,473,799)	-
Interest earned on long term deposits	(323)	-
Net cash used in investing activities	(2,568,727)	(117,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit	190,000	-
Proceeds from issuance of notes payable, net of financing costs	2,871,058	1,634,172
		-
Proceeds from common stock subscription	100,000	-
Net payments on notes payable	(202,002)	(70,276)
Net payments on related party advances	-	(70,931)
Net cash provided by financing activities	2,959,056	1,492,965

Net (decrease) increase in cash and cash equivalents	(331,277)	1,529,815
Cash and cash equivalents, beginning of period	528,303	3,318

Cash and cash equivalents, end of period	$197,026	$1,533,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$348,302	$221,387
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in connection with acquisition of First Choice Medical Group, Inc.	$702,849	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the First Choice Healthcare Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

Basis of presentation

First Choice Healthcare Solutions, Inc., a Delaware corporation (the “Company" or "FCHS”) filed a certificate of merger (the “Certificate of Merger”) of Medical Billing Assistance, Inc., a Colorado corporation incorporated on May 30, 2007 (“Medical Billing”), into the Company. The effective date for the Certificate of Merger was April 4, 2012. Pursuant to the Certificate of Merger, Medical Billing was merged with and into the Company. The effect of the merger was that Medical Billing reincorporated from Colorado to Delaware (the “Reincorporation”). The Company is deemed to be the successor issuer of Medical Billing under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Contemporaneously with the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc.  Otherwise, the reincorporation does not result in any change in the business, management, fiscal year, accounting, and location of the principal executive offices, assets or liabilities of the Company, formerly known as Medical Billing Assistance, Inc.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

Customer list

Customer list is comprised of acquired customers in connection with the acquisition of First Choice Medical Group of Brevard, LLC and is amortized ratably over the estimated useful life of 15 years. Amortization for the three and nine months ended September 30, 2012 was $5,000 and $10,000 respectively.  Accumulated amortization of customer list costs were $10,000 and $Nil at September 30, 2012 and December 31, 2011, respectively

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of September 30, 2012, the Company had $197,026 in cash.

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

SEPTEMBER 30, 2012

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our stock options.  Diluted net income (loss) share is calculated by including potentially dilutive share issuances in the denominator.  Diluted net income (loss) per share for three and nine month periods ended September 30, 2012 does not reflect the effects of 100,000  shares and 1,875,000 shares, respectively, potentially issuable upon the exercise of the Company's stock options (calculated using the treasury stock method) and warrants as of September 30, 2012 as including the options and warrants would be anti-dilutive.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of September 30, 2012.

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

SEPTEMBER 30, 2012

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

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and nine months ended September 30, 2012 was $14,337 and $43,011, respectively, and for the three and nine months ended September 30, 2011 was $4,779.  Accumulated amortization of deferred financing costs was $62,127 and $19,116 at September 30, 2012 and December 31, 2011, respectively.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. More specifically, the Company reclassified its common stock par value to additional paid-in capital to reflect the reverse stock split as retroactively restated and reclassified its accounts receivable-other to deposits and other-acquisitions.  These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — LIQUIDITY

The Company incurred various non-recurring expenses in 2012 in connection with operating startup costs relating to the acquisition of a medical practice (See above).  Management believes that ongoing profitable operations of Marina Towers, LLC., the current positive cash balance resulted from the recent refinancing of the mortgage along with successful completion of its business development plan will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements through one year plus a day from the filing date of this report.  However, there can be no assurance that the Company will be successful completing its business development plan.

NOTE 3 — ACCOUNTS RECEIVABLE-OTHER

Accounts receivable-other as of December 31, 2011 was comprised of management services provided for the management of an operating group medical practice through which physician services and medical direction are rendered.

The management services invoiced represented costs incurred to assist the invoiced medical practice.  As such, the invoicing was applied towards recovery of such costs, and not as a revenue item on the Statement of Operations. The balance has been paid in full as of September 30, 2012.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4 - DEPOSITS - ACQUISITIONS

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement ("Agreement") to acquire all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC, a Delaware limited liability company authorized to do business in Florida.  As of December 31, 2011, the Company had paid $998,032 toward the purchase price, which had been classified as deposits and other-acquisitions in the accompanying unaudited condensed consolidated balance sheets.

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

NOTE 5 - CASH - RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 (unaudited)	December 31. 2011
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,662,362	1,662,362
Medical office improvement	1,410,028	-
Automobiles	29,849	-
Computer equipment	186,549	-
Medical equipment	56,214	-
MRI center	2,222,200	-
X-ray Center	202,588	-
Office equipment	104,840	-
	9,929,798	5,717,530
Less: accumulated depreciation	(1,357,851)	(1,180,431)
	$8,571,947	$4,537,099

During the three and nine months ended September 30, 2012, depreciation expense charged to operations was $73,518 and $187,420, respectively and during the three and nine months ended September 30, 2011, depreciation expense charged to operations was $40,365 and $121,095, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 7 - NOTES PAYABLE

Notes payable as of September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30, 2012 (unaudited)	December 31. 2011
Mortgage payable	$7,466,818	$7,527,811
Note payable, GE Capital (construction), MRI	456,749	-
Note payable, GE Capital (construction), 2	150,092	-
Note Payable, GE Capital (MRI)	1,771,390
Note Payable, GE Capital (X-ray)	200,989
Note payable, Auto	28,586	-
Note payable, HS Real, LLC.	300,000	-
Note payable, Dr. Anthony J. Lombardo	109,757
Note payable, Dr. Richard Newman	20,000	-
	10,504,381	7,527,811
Less: current portion	(827,917)	(92,392)
	$9,676,464	$7,435,419

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

Note payable, equipment financing

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million.

The financing consists of a master lease for equipment having a total value of approximately $1,990,000 and $600,000 of construction loans.

As of September 30, 2012, the Company drew down $450,000 against the construction loan. The construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made ($450,000). Interest of $6,749 has accrued in addition to the principal balance.

On September 24, 2012, the Company drew down $150,000 against a second construction loan. The construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made in the amount of $150,000. Interest of $92 has accrued in addition to the principal balance.

The Company entered into an aggregate of $2,288,679 equipment finance leases subject to delivery and acceptance. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

On August 22, 2012, the Company accepted the delivery of x-ray equipment under the equipment finance leases discussed above. As such, the component piece accepted of $199,668 is due over 60 months at $-0- the first three months; $4,300 for the remaining 57 months including interest at 7.9375% per annum.

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance leases discussed above. As such, the component piece accepted of $1,771,390 is due over 60 months at $-0- the first three months; $38,152 for the remaining 57 months including interest at 7.9375% per annum.

Note payable, Auto

On May 21, 2012, the Company issued a note payable, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, secured by related equipment.

Promissory note dated May 17, 2012

On May 17, 2012, subsequently amended on August 17, 2012, the Company issued a promissory note to HS Real LLC for an aggregate of $300,000 due December 31, 2012 with interest paid monthly beginning September 2012, at a rate of 12% per annum, unsecured.

Note payable, Newman

In connection with the acquisition as described in Note 1 above, the Company assumed a $45,000 non interest bearing, unsecured note payable to Dr. Richard Newman at $5,000 per month, and maturing on January 1, 2013.

Note payable Lombardo

On April 2, 2012, the company issued a note payable in the amount of $88,794 to Dr. Anthony Lombardo in connection with the acquisition of the First Choice Medical Group of Brevard LLC. The note matures on April 2, 2015 at an annual interest rate of 3.54% beginning April 2, 2012. Subject to the terms of the acquisition agreement the principal amount would be adjusted for post-closing entries. As of September 30, 2012 the principal balance of this note has been adjusted for $20,963 of a post-closing entry.

The minimum future cash flow for the note payable at September 30, 2012 is as follows:

Amount
Three months ending December 31, 2012	$321,543
Year ended December 31, 2013	681,615
Year ended December 31, 2014	729,093
Year ended December 31, 2015	804,670
Year ended December 31, 2016 and thereafter	7,967,460
Total	$10,504,381

NOTE 8 - RELATED PARTY TRANSACTIONS

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2013 with interest at a per annum rate of 8.5% beginning March 1, 2012.  As of September 30, 2012, $53,069 was outstanding. The Company paid $1,391 and $3,331 as related party interest for the 3 and 9 months ended September 30, 2012, respectively.

NOTE 9 - STOCKHOLDERS EQUITY

On April 4, 2012, the Company affected a four-to-one (4 to 1) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value (whereby every four shares of Company’s  common stock will be exchanged for one share of FCHS common stock). All references in the unaudited condensed consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 49,851,000 to 12,462,750 shares of common stock issued and outstanding as of December 31, 2011 to reflect the reverse split.

In April 2012, the Company issued an aggregate of 244,045 shares of its common stock in connection with the acquisition of First Choice Medical Group of Brevard, LLC.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 10 - STOCK OPTIONS AND WARRANTS

Non Employee Stock Options

The following table summarizes the stock options outstanding and the related prices for the shares of the Company's common stock issued to non employees at September 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.00	100,000	0.25	$3.00	100,000	$3.00

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	100,000	$3.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	100,000	3.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2012:	100,000	$3.00

Warrants

 The following table summarizes the warrants outstanding and the related prices for the shares of the Company's common stock issued at September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.60	1,875,000	6.25	$3.60	1,875,000	$3.60

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Transactions involving stock warrants issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	-	-
Granted	1,875,000	3.60
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	1,875,000	3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2012:	1,875,000	$3.60

NOTE 11 - SEGMENT REPORTING

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

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the nine months ended September 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,707,694	$-	$-	$1,707,694
Rental revenue	1,094,466	-	-	(211,287)	883,179
Total Revenue	1,094,466	1,707,694	-	(211,287)	2,590,873

Operating expenses:
Practice salaries & benefits	-	795,375	-	-	795,375
Practice supplies and other operating expenses	-	510,792	-	(211,287)	299,505
General and administrative	351,920	408,162	752,033	-	1,512,115
Depreciation and amortization	121,095	66,325	-	-	187,420
Total operating expenses	473,015	1,780,654	752,033	(211,287)	2,794,415

Net income (loss) from operations:	621,451	(72,960)	(752,033)	-	(203,542)

Interest expense	(348,227)	(18,858)	(5,430)	-	(372,515)
Amortization of financing costs	(43,011)	-	-	-	(43,011)
Other income (expense)	2,250	-	-	-	2,250
Net Income (loss):	232,463	(91,818)	(757,463)	-	(616,818)

Income taxes	(8,707)	3,439	28,371	-	23,103

Net income (loss)	$223,756	$(88,379)	$(729,092)	$-	$(593,715)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Summary Statement of Operations for the three months ended September 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$798,077	$-	$-	$798,077
Rental revenue	364,081	-	-	(93,534)	270,547
Total Revenue	364,081	798,077	-	(93,534)	1,068,624

Operating expenses:
Practice salaries & benefits	-	406,055	-	-	406,055
Practice supplies and other operating expenses	-	319,039	-	(147,675)	171,364
General and administrative	124,468	173,525	199,737	54,141	551,871
Depreciation and amortization	40,365	33,153	-	-	73,518
Total operating expenses	164,833	931,772	199,737	(93,534)	1,202,808

Net income (loss) from operations:	199,248	(133,695)	(199,737)	-	(134,184)

Interest expense	(116,576)	(16,989)	(2,087)	-	(135,652)
Amortization of financing costs	(14,337)	-	-	-	(14,337)
Other income (expense)	750	-	-	-	750

Net Income (loss):	69,085	(150,684)	(201,824)	-	(283,423)

Income taxes	-	-	-	-	-

Net income (loss)	$69,085	$(150,684)	$(201,824)	$-	$(283,423)

Summary Statement of Operations for the nine months ended September 30, 2011:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Rental Revenue	$1,008,576	$-	$-	$(29,091)	$979,485
Total Revenue	1,008,576	-	-	(29,091)	979,485

Operating expenses:
General and administrative	312,415	-	386,086	(29,091)	669,410
Depreciation and amortization	121,095	-	-	-	121,095
Total operating expenses	433,510	-	386,086	(29,091)	790,505

Net income (loss) from operations:	575,066	-	(386,086)	-	188,980

Interest expense	(221,387)	-	(14,226)	-	(235,613)
Amortization of finance costs	(4,779)	-	-	-	(4,779)
Other income (expense)	41,012	-	67,365	-	108,377

Net Income (loss):	389,912	-	(332,947)	-	56,965

Income taxes	(78,030)	-	66,630	-	(11,400)

Net income (loss)	$311,882	$-	$(266,317)	$-	$45,565

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Summary Statement of Operations for the three months ended September 30, 2011:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Rental Revenue	$351,996	$-	$-	$(29,091)	$322,905
Total Revenue	351,996	-	-	(29,091)	322,905

Operating expenses:
General and administrative	100,470	-	171,014	(29,091)	242,393
Depreciation and amortization	40,365	-	-	-	40,365
Total operating expenses	140,835	-	171,014	(29,091)	282,758

Net income (loss) from operations:	211,161	-	(171,014)	-	40,147

Interest expense	(72,507)	-	(10,776)	-	(83,283)
Amortization of financing costs	(4,779)	-	-	-	(4,779)
Other income (expense)	-	-	-	-	-

Net Income (loss):	133,875	-	(181,790)	-	(47,915)

Income taxes	(26,823)	-	36,423	-	9,600

Net income (loss)	$107,052	$-	$(145,367)	$-	$(38,315)

Assets:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At September 30, 2012:	$4,923,496	$5,347,160	$9,295	$-	$10,279,951
At December 31, 2011:	$4,956,962	$-	$1,815,238	$-	$6,772,200

NOTE 12 - SUBSEQUENT EVENTS

In October 2012, the Board of Directors approved the appointment of two new directors and resolved that, in consideration of their agreement to serve as directors of the Company, each would receive 30,000 shares of the Company’s restricted common stock, with an issue date of October 2, 2012.

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

The company completed the equipment expansion initiative on time.

Our leading edge X-ray machine was operational on August 22, 2012.

On September 27, 2012, our new state of the art MRI system was accepted and fully operational. The MRI system is housed in the newly constructed space, specifically designed for the MRI system, on the ground floor of the Marina Towers Building.

The Diagnostic Equipment and Facilities Expansion initiative is a success with all of the equipment, systems and facility fully operational and revenue productive ahead of schedule.

Customer service for our medical patients continues to significantly improve. Patients are currently using our new MRI and X-ray systems. The Company is presently billing patients for MRI and X-ray services.

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011:

The following discussion involves our results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Comparing our operations, we had revenues of $1,068,624 for the three months ended September 30, 2012, compared to revenues of $322,905 for the three months ended September 30, 2011. The increase in revenue of $745,719 or 231%, is primarily attributable to the acquisition of First Choice Medical Group of Brevard, LLC, completed in April 2012, which added $798,077 in medical revenue for the quarter ended September 30, 2012 compared to Nil for the same period last year. We had a decrease of $52,358 in rental income from the three months ended September 30, 2011 to the three months ended September 30, 2012. The decrease is attributable to the fact our medical segment currently leases their facility from our Marina Towers segment compared to the same period last year where Marina Towers leased to independent group.

Operating expenses include practice salaries & benefits of $406,055 and practice supplies and other operating costs of $171,364 for the three months ended September 30, 2012, attributable to our April 2, 2012 acquisition, as compared to $0 for the same period last year. In addition, operating expenses include general and administrative expenses for the three months ended September 30, 2012 of $551,871 compared to $242,393 for the three months ended September 30, 2011. The increase of $309,478, or approximately 128%, is mainly attributable $173,525 of additional general and administrative costs added as a result of our April 2, 2012 acquisition as discussed above. Depreciation and amortization increased from $40,365 for the three months ended September 30, 2011 to $73,518 for the three months ended September 30, 2012. The increase is a direct result of the added property and equipment with our April acquisition.

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

Interest expense, primarily composed of our mortgage interest on our building was $135,652 and $83,283 for the three months ended September 30, 2012 and 2011, respectively.  The increase in our interest expense was due to the higher mortgage loan on our Marina Towers property we put in place in the later part of 2011 along with added borrowings in 2012.

We had a net loss of $283,423 for the three months ended September 30, 2012 compared to $38,315 for the three months ended September 30, 2011. This increase in net loss of $245,108 is mainly attributable to reasons as described above.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011:

The following discussion involves our results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Comparing our operations, we had revenues of $2,590,873 for the nine months ended September 30, 2012, compared to revenues of $979,485 for the nine months ended September 30, 2011. The increase in revenue of $1,611,388 or 165%, is primarily attributable to the acquisition of First Choice Medical Group of Brevard, LLC, completed in April 2012, which added $1,707,694 in medical revenue for the nine months ended September 30, 2012 compared to Nil for the same period last year. We had a decrease of $96,306 in rental income from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. The decrease is attributable to the fact our medical segment currently leases their facility from our Marina Towers segment compared to the same period last year whereby Marina Towers leased to an independent group.

Operating expenses include practice salaries & benefits of $795,375 and practice supplies and other operating costs of $299,505 for the nine months ended September 30, 2012, attributable to our April 2, 2012 acquisition as compared to $0 for the same period last year. In addition, operating expenses include general and administrative expenses for the nine months ended September 30, 2012 of $1,512,115 compared to $669,410 for the nine months ended September 30, 2011. The increase of $842,705, or approximately 126%, is mainly attributable $408,162 of additional general and administrative costs added as a result of our April 2, 2012 acquisition as discussed above along with higher consulting and payroll costs. Depreciation and amortization increased from $121,095 for the nine months ended September 30, 2011 to $187,420 for the nine months ended September 30, 2012. The increase is a direct result of the added property and equipment with our April acquisition.

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

Interest expense, primarily composed of our mortgage interest on our building was $372,515 and $235,613 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in our interest expense was due to the higher mortgage loan on our Marina Towers property we put in place in the later part of 2011 along with added borrowings in 2012.

We had a net loss of $593,715 for the nine months ended September 30, 2012 compared to net income of $45,565 for the nine months ended September 30, 2011. This decrease in net income of $639,280 is mainly attributable to reasons as described above.

Liquidity and Capital Resources

As of September 30, 2012, we had cash or cash equivalents of $197,026.

Net cash used in operating activities was ($721,606) for the nine months ended September 30, 2012, compared to cash provided by operating activities of $153,950 for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $(2,568,727 for the nine months ended September 30, 2012, compared to $117,100 for the nine months ended September 30, 2011.

Cash flows provided by financing activities was $2,959,058 for the nine months ended September 30, 2012, compared to net cash provided in financing activities of $1,492,965 for the nine months ended September 30, 2011.

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2013 with interest and is paid monthly at a per annum rate of 8.5% beginning March 1, 2012.  As of September 30, 2012, $53,069 was outstanding.

On May 17, 2012, subsequently amended on August 17, 2012, the Company issued a promissory note to HS Real LLC for $300,000 due December 31, 2012 with interest paid monthly beginning September 2012 at a rate of 12% per annum, unsecured.

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million. The financing consists of a master lease for equipment having a total value of approximately $1,990,000 and with $450,000 and $150,000 construction loans.

On May 21, 2012, the Company issued a note payable, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, secured by related equipment.

On July 24, 2012, the Company received an aggregate of $500,000 stock subscriptions for the sale of its common stock at $2.25 per share. As of September 30, 2012, the Company has received $100,000 in net proceeds.

As of September 30, 2012, the Company drew down an aggregate of $600,000 against the construction loans. The construction loans are payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning December 2012.

The Company entered into an aggregate of $2,288,679 equipment finance leases General Electric Capital subject to delivery and acceptance. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

 On August 22, 2012, the Company accepted the delivery of x-ray equipment under the equipment finance leases discussed above. As such, the component piece accepted of $199,668 is due over 60 months at $-0- the first three months; $4,300 for the remaining 57 months including interest at 7.9375% per annum.

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance leases discussed above. As such, the component piece accepted of $1,771,390 is due over 60 months at $-0- the first three months; $38,152 for the remaining 57 months including interest at 7.9375% per annum.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective October 2, 2012, the Company’s Board of Directors appointed Mr. Colin Halpern and Mr. Mel Lazar as directors.

Mr. Lazar, (73) was the managing partner of the accounting firm of Lazar Levine and Felix LLP (“LLF”), which he founded in 1968. In 2009, the firm was merged into ParenteBeard LLC and he continues as an employee and consultant of the firm. Since 2002, Mr. Lazar has been a Board Member and Audit Committee Chairman of several public companies, including: Arbor Realty Trust, Inc. (ABR:NYSE), where he continues to serve, and Enzo Biochem, Inc. (ENZ:NYSE), from which he retired in 2010. Mr. Lazar has more than 40 years of experience in auditing, reviewing, initial public offerings (IPO) registrations, all periodic filings, and SEC compliance matters. Mel has overseen implementing, testing and continued compliance with Section 404 internal control requirements. He has coordinated internal auditors, financial staff, outside consultants, and independent auditors in first year and continuing 404 compliance. LLF was an early member of the Public Companies Practice Section of the American Institute of Certified Public Accountants (AICPA) and the Public Companies Accounting Oversite Board (PCAOB). Mr. Lazar received a Bachelor of Business Administration (BBA) from the City College of New York (now Baruch College) in 1960 and became a Certified Public Accountant (CPA) in 1964.

Mr. Halpern (75) is the Non-Executive Vice Chairman of Domino’s Pizza Group UK & IRL plc, the holder of the Domino’s Pizza Master Franchise Agreement for the UK and Republic of Ireland. Mr. Halpern acquired the Domino’s Pizza Master Franchise Agreement in 1993 through International Franchise Systems Inc. In November 1999, with Mr. Halpern as Chairman, the company was taken public and listed on London Stock Exchange. Mr. Halpern is the Managing Director of HS Real Company LLC, Chairman of Calumet Holdings LLC, Dayenn Limited and Non-Executive Director of several other companies.

Mr. Halpern and Mr. Lazar have been determined by the Board to be independent directors. Both will serve on the Board’s Audit Committee and Compensation Committee. Mr. Lazar qualifies as a “financial expert” for SOX purposes and shall chair the Audit Committee.

As compensation for their service for the first six months of their initial term Mr. Halpern and Mr. Lazar each shall receive 30,000 shares of the Company’s restricted common stock, to be issued with a date of October 2, 2012 (the date each agreed to board service), valued at $1.50 per share (which was the midday average of the bid and asked prices on that date for the Company’s publicly traded common stock).

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Appendix E to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.1	Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

10.2	Investment Agreement, dated as of January 26, 2011, by and between the Company and Kodiak Capital Group, LLC (“Kodiak”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.3	Registration Rights Agreement, dated as of January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.4	Amendment, dated January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2011)

10.5	Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.8	Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.11	Loan Agreement, dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Ex. 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.12	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc.(incorporated by reference to Ex. 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.13	Guaranty, provided by the Company to CCR of Melbourne, Inc. (incorporated by reference to Ex. 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.14	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Ex. 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.15	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Ex. 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16	Guaranty, dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Ex. 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.17	Guaranty, dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Ex. 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.18	Membership Interest Purchase Closing Agreement (incorporated by reference to Ex. 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.19	Management Services Agreement (incorporated by reference to Ex. 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.20	Loan Agreement with HS Real LLC, dated May 17, 2012 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2012)

10.21	Promissory Note to HS Real LLC for $100,000, dated May 17, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2012)

10.22	Guaranty made by First Choice Healthcare Solutions, Inc. to HS Real LLC, dated May 17, 2012 (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2012)

10.23	Guaranty made by Christian Romandetti to HS Real LLC, dated May 17, 2012 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2012)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2011)

21.1(a)	List of Subsidiaries, revised (incorporated by reference to Exhibit 21.1(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer+
32.2	Section 906 Certification of Principal Financial Officer+
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

+filed herewith

* submitted herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Date: November 15, 2012	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2012	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

