Form 10-K
period 2012-12-31
First Choice Healthcare Solutions, Inc.
filed 2013-04-01
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0687379 (I.R.S. Employer Identification No.)

709 S. Harbor City Blvd., Suite 250, Melbourne, FL (Address of principal executive offices)	32901 (Zip Code)

Registrant’s telephone number, including area code (321) 725-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,356,978.

As of March 28, 2013, there were 12,833,462 shares of common stock, par value $0.001 per share, outstanding.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2012

PART I

This report may contain forward-looking statements within the meaning of Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking state to all comments are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

We were incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services. IVS was incorporated in the State of Florida on September 28, 1987, and on June 30, 2007, 2,429,000 common shares were issued to Mr. Michael West and other IVS shareholders in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which, at the time, was an inactive, wholly-owned subsidiary of the Company. The consideration for the disposition was the net liability assumption by the purchaser.

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

Merger, Re-Incorporation and Name Change

On or about April 4, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., (“FCHS Delaware”), a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company’s state of incorporation changed from Colorado to Delaware (the “Reincorporation”) (b) the Company’s name changed from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), and (c) every four shares of Company’s common stock was exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-to-one reverse split of the Company’s common stock) (the “Reverse Split”), and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. The effective date for the Reincorporation and the Reverse Split was April 4, 2012. The company changed its name to be more closely aligned with its target market.

The operations of our two reporting business segments are conducted through our wholly-owned subsidiaries: FCID Medical, Inc. and FCID Holdings, Inc. The wholly-owned subsidiary operating the multi-specialty medical centers of excellence is owned by FCID Medical, Inc. We have real estate holdings through FCID Holdings, Inc., under which Marina Towers, LLC is a wholly-owned subsidiary. A diagram of our corporate structure is set forth below:

Our Business

The cornerstone of our business plan is developing, via acquisition or restructuring, multi-specialty clinics, into a synergistic, state-of-the-art, efficient medical multi-specialty centers of excellence. The Company has carved a new niche in the multi-billion dollar health care industry by offering a paradigm to the way physicians practice medicine. Our centers of excellence include an optimal mix of synergistic multi-specialty physicians combined with an array of diagnostic capabilities.

Business Strategy

We are dedicated to providing the excellent quality and cost effective healthcare services to the communities and patient’s we serve. Our steadfast goal is to create an environment of excellent patient care, proactive attitudes and the enthusiastic spirit in every member of our team. We strive to be the unsurpassed provider of orthopedic, neurology and interventional pain medicine services supported by an array of the latest technological and medical ancillary diagnostic tools located within each facility.

Our operational strategy for our medical facilities is devoted to the excellent care of our patients. Our driven willingness to address our patient’s needs, ranging from their physical health to their emotional well-being, has helped direct the operating improvements in our business.

Our strategic focus is to expand our healthcare business by making selective employment of physicians and or acquisition of physician practices in other select markets. Our expansion program plans to provide:

•	Additional revenues;
•	More rapid growth;
•	Economies of scale in billing, collection, purchasing, advertising and compliance;
•	Increased exposure to our brand.

First Medical Multi-Specialty Center of Excellence

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a management agreement to manage the medical practice of First Choice Medical Group of Brevard, LLC. On April 2, 2012, we completed the acquisition of the practice and acquired all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC. Since acquiring First Choice Medical Group of Brevard, LLC:

•	Monthly patient visits have increased
•	Accounts receivable turnaround time has improved
•	The number of physicians and healthcare professionals has increased

New MRI and X-ray Facility

Following the acquisition of First Choice Medical Group of Brevard, on May 21, 2012, the Company completed a $2.4 million financing with GE Healthcare Financial Services for a state-of-the-art, technologically advanced GE X-ray machine and MRI system. Both the X-ray and MRI systems were installed and fully operational within First Choice Medical Group of Brevard’s Center of Excellence on August 22, 2012, and September 27, 2012 respectively.

We are proud to have installed the newest and technologically advanced MRI system in our target market area. The GE MRI Gem Suite system has been certified. The MRI was positioned and installed to capitalize on the river views, which is intended to promote patient relaxation and comfort. This is intended to produce a better study which in turn relates to a better patient experience. The MRI system is housed in a newly constructed expansion space within First Choice Medical Group of Brevard’s Center of Excellence. The Center’s expansions space, specifically designed for the MRI system, is located within the Company’s headquarters building. Billing and patient volume for MRI and X-ray services continues to track on plan.

The Diagnostic Equipment and Facilities Expansion initiative was successful with all of the equipment, systems and the facility fully operational and revenue productive.

Customer service for our medical patients continues to significantly improve.

A new paradigm medical multi-specialty center of excellence

Some retail business models have been successful with broad customer demographics, easy service provider substitution, intense competition and continuing lower profit margins. We view medical centers as a retail-oriented business delivering excellent medical services direct to patients, whom are the consumers. Unlike transportation, fast food, electronics and other retailers, medical centers, generally, have not been quick to adapt themselves to operating successfully with lower profit margins and growing competition. The successful retail businesses recognized the importance of embracing information technology, telecommunication and functional economies of scale to allow high service levels to continue, while retaining acceptable profit margins. Their corporate cultures include a commitment to insuring the best possible customer experience through consistent, predictable and superior service levels in every aspect of their business. They have learned to become profitable in the face of lower margins and increasing competition. One of the keys to our success is our new paradigm of our multi-specialty medical centers of excellence. While adopting the leading edge retail service practices, the Company remains committed to excellent patient service levels intended to achieve predictable and acceptable profit margins.

Excellent medical service levels with a human touch

Our business model brings the best retail practices to operating a multi-specialty medical center successfully with a ‘human touch’. Patients want their pain, fear and concerns acknowledged and considered. They want to be treated with dignity and respect. From the patient’s first interaction with us, making an appointment to see a doctor, our strategic and tactical goals are to provide the best possible patient healthcare experience through consistent, predictable and superior service levels in every aspect of our medical centers of excellence. On time appointments, accurate and current patient information, attention to detail and careful patient follow up are part of our commitment to an excellent patient experience. Management actively monitors the daily service level objectives for every aspect of the patient experience from the initial appointment through the end of treatment. Clinic staff is encouraged and rewarded for exceeding their service level objectives.

Medical service mix

Like other successful business models for professional medical services, ours offers the most synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can be more revenue positive than others. Physicians need access to diagnostic equipment like, X-Ray, MRI and physical therapy. Patients expect their physicians to have access to the best diagnostic and service delivery equipment to maintain the continuum of care. Without diagnostic services many medical practices will find it difficult to maintain their current margins of profitability. We combine medical specialties and diagnostic services at our locations to maintain or increase the capability for profit. While one specialty may have high reimbursements for their professional service but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursement but high volume diagnostic equipment use. Operating independently, each specialty group would face retreating profit margins and a significant challenge to maintain high service levels with adequate equipment and current technologies. However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income. Since the combination is more profitable than either of its components, there is a most favorable opportunity to sustain profit margins that will allow the facility to maintain high service levels with leading edge equipment and state of the art technologies.

In recruiting, selecting and hiring physicians, we employ physicians with the highest patient care reviews always making superior quality of service our number one priority. Our expansion plan is to employee physicians in multiple multi-specialty medical centers of excellence located in other geographic markets. In future facilities, we will work to maintain the optimal combination of medical specialties we believe will support the most profitable mix of professional service fees. This business model, in turn, is most likely to provide our physicians with the best diagnostic equipment available, our patients with the best possible medical experience and our Company with the potential when combining physicians and diagnostic equipment to maintain attractive profit margins.

The model allows physicians to concentrate exclusively on delivering excellent patient care. The requirements for running the business functions of successful medical centers of excellence are the responsibility of the business management team and not the physicians.

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

A key to our success is our ability to employ a highly experienced team of business managers supported by an array of professional, experienced and compliant subcontractors. Using the best project management practices, our business managers contract services for billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions. The cost of our ‘back office operation’ scales quickly in direct relation to our volume, allowing us to sustain profit margins with a cost effective and scalable back office. As the number of physicians increases so do the economies of scale for our back office. The economies of scale support selecting the best and not the lowest cost subcontractors, while allowing our multi-specialty medical centers to operate cost effectively with higher service levels.

Developing and operating additional multi-specialty medical centers of excellence in other geographic areas will take advantage of the economies of scale for our administrative back office functions. Our plan calls for opening up multiple centers in multiple states and cities at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each location. We believe that the scalable structure of our administrative back office functions will efficiently support our expansion plans.

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

The FCHS business model incorporates the best of these technologies. A central management team monitors, directs and controls our multi-specialty medical centers of excellence and all the necessary support subcontractors. We operate a secure paperless system with electronic patient medical records. Test results, X-ray and MRI images, diagnosis, patient notes, visit reports, billing information, insurance coverage, and patient identification information are all contained within the electronic medical record, allowing physicians and staff instant access to every aspect of a patient’s medical information from anywhere, in any clinic. The patient billing, accounts receivable and collection functions also are paperless. A majority of our third party payors remit by EFT and wire transfers. Accordingly, every aspect of the business is positioned to achieve high productivity and lower administrative headcounts and per capita expenses.

We intend to grow by replicating our multi-specialty medical centers of excellence, supported by our standardized policies, procedures and clinic setup guidelines. The administrative functions can be quickly scaled to handle multiple additional clinics. As we roll out our business model, we expect our administrative core and clinic retail model to transform the economics within each of our multi-specialty medical centers of excellence.

Our headquarters

Our corporate headquarters is located on the shore of the Indian River, at 709 S. Harbor City Blvd., Suite 250, Melbourne, FL 32901 in Marina Towers, which is owned by Marina Towers, LLC, a wholly owned subsidiary of FCID Holdings, Inc.

FCID Holdings manages our real estate. Marina Towers, LLC operates Marina Towers, a 75,267 square foot Class A six-story office building. The building has operated with a 95% average tenant occupancy and a rent roll that is supported by approximately 75% non-affiliate, high quality, commercial tenants. The building generates revenue and income for the Company that is intended to be available to fund the expansion of our operating businesses.

Employees

As of December 31, 2012, we employed a total of 26 employees.  None of our employees are covered by a collective bargaining agreement.  At the present time, the employment of all employees is “at-will”, including but not limited to the physicians.

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

General Risks Regarding Our Business

Our Company implemented its unique business model in 2012 and we continue to enhance the strategy of the business plan.

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

Generally, the majority of the cost of medical care is typically reimbursed by third-party payers such as commercial healthcare insurance companies or government programs, including Medicare and Medicaid. The remaining portion of the cost of medical care is paid by the patient. Accordingly, our operating results may vary based upon the impact of changes in the disposable income of consumers interested in healthcare, among other economic factors. A significant decrease in consumer disposable income in a weak economy may result in a decrease in the number of medical procedures performed and a decline in our revenues and profitability. In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience.

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

Some of our healthcare provider patients may not have significant financial resources, liquidity or access to capital. If these patients experience financial difficulties they may be unable to pay for the healthcare services that we will provide. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of our healthcare provider patients. As a result, this may adversely affect our financial condition and results of operations.

We may be subject to medical professional liability risks, which could be costly and could negatively impact our business and financial results.

We may be subject to professional liability claims. Although there currently are no known hazards associated with any of our procedures or technologies when performed or used properly, hazards may be discovered in the future. For example: there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard. There also is potential risk to patients treated with therapy equipment secondary to inadvertent or excessive over- or under exposure to radiation—a topic on which the U.S. House of Representatives Committee on Energy and Commerce Subcommittee on Health held a hearing on February 26, 2010. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, any claim made against us could be costly to defend against, resulting in a substantial damage award against us and divert the attention of our management team from our operations, which could have an adverse effect on our financial performance.

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

In March 2010, the President signed one of the most significant health care reform measures in decades providing healthcare insurance for approximately 30 million more Americans. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), substantially changes the way health care is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, and may significantly impact our industry. The PPACA requires, among other things, payment rates for services using imaging equipment that costs over $1 million to be calculated using revised equipment usage assumptions and reduced payment rates for imaging services paid under the Medicare Part B fee schedule. We are unable to predict what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business.

Changes in the rates or methods of third-party reimbursements for medical services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm to our financial position.

Third-party payors such as Medicare, Medicaid and commercial health insurance companies, may change the rates or methods of reimbursement for the services we plan to provide and could have a significant negative impact on those revenues. At this time, we cannot predict the impact of rate reductions will have on our future revenues or business. Moreover, patients on whom we will depend for the majority of our medical clinic revenues generally rely on reimbursement from third-party payors. If our patients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

Future requirements limiting access to or payment for medical services may negatively impact our future revenues or business. If legislation substantially changes the way healthcare is reimbursed by both governmental and commercial insurance carriers, it may negatively impact payment rates for certain medical services. We cannot predict at this time whether or the extent to which other proposed changes will be adopted, if any, or how these or future changes will affect the demand for our services.

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

The Stark Law contains significant civil sanctions for violations, including denial of payment, refunds of amounts collected in violation of the Stark Law and exclusion from Medicare or Medicaid programs. In addition, OIG may impose a penalty of $10,000 for submitting an illegal claim or not refunding such a claim on a timely basis and a civil monetary penalty of up to $100,000 for each circumvention arrangement or scheme.

On advise and representations by counsel and independent compliance consultants, we believe that any referrals between or among the company, the physicians providing services and the facilities where procedures are performed will be for services compliant under the Stark Law. If these arrangements are found to violate the Stark Law, we may be required to restructure such services or be subject to civil or criminal fines and penalties, including the exclusion of our company, the physicians, and the facilities from the Medicare and Medicaid programs, any of which events could have a material adverse effect on our business, financial condition and results of operations.

Some states have enacted statutes, similar to the federal Anti-Kickback Statute and Stark Law, applicable to our operations because they cover all referrals of patients regardless of the payer or type of healthcare service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws. This could have a material adverse effect on our business, financial condition and results of operations.

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

Many states prohibit medical professionals from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. If we violate a state's fee-splitting prohibition, we may be subject to civil or criminal fines, and the physician participating in such arrangements may lose his or her licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. We have endeavored to structure our business operations in material compliance with these laws. However, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Facility licensure requirements in some states may be costly and time-consuming, limiting or delaying our operations.

State Departments of Health may require us to obtain licenses in the various states in which we have our medical multi-specialty centers of excellence or other business operations. We intend to obtain the necessary material licensure in states where licensure is required. However, not all of the regulations governing the need for licensure are clear and there is limited guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license in that state. This could subject us to significant fines or penalties, result in our being required to cease operations in that state or otherwise have a material adverse effect on our business, financial condition and results of operations. Although we currently have no reason to believe that we will be unable to obtain the necessary licenses without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure.

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

If we are unable to attract and retain qualified medical professionals, our ability to maintain operations at existing medical centers, to attract patients or to open new medical multi-specialty centers of excellence could be negatively affected.

We generate our revenues through physicians and medical professionals who work for us to perform medical services and procedures. The retention of those physicians and medical professionals is a critical factor in the success of our medical multi-specialty centers, and the hiring of qualified physicians and medical professionals is a critical factor in our ability to launch new medical multi-specialty centers of excellence successfully. However, at times it may be difficult for us to retain or hire qualified physicians and medical professionals. If we are unable consistently to hire and retain qualified physicians and medical professionals, our ability to open new centers, maintain operations at existing medical multi-specialty centers, and attract patients could be materially and adversely affected.

If technological changes occur rendering our equipment or services obsolete, or increase our cost structure, we may need to make significant capital expenditures or modify our business model, which could cause our revenues or results of operations to decline.

Industry competitive or clinical factors, among others, may require us to introduce alternate medical technology for the services and procedures we offer than those that may currently be in use in our medical multi-specialty centers. Introducing such technology could require significant capital investment or force us to modify our business model in such a way as to make our revenues or results of operations decline. An increase in costs could reduce our ability to maintain our margins. An increase in prices could adversely affect our ability to attract new patients. If we are unable to obtain or maintain state of the art equipment that is essential to the professional medical services provided by our clinics, our business, prospects, results of operations and financial condition could be materially and adversely affected.

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

Since a significant source of our current revenue is our real estate asset, we are subject to the risk that if our property does not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, and the costs associated with our growth, our ability to operate and grow will be materially and adversely affected, which will materially and adversely affect our business, results of operations and financial condition and we may have to reduce or cease operations. The following factors, among others, may adversely affect the revenues generated by our property:

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

The risks associated with the physical effects of weather could have a material adverse effect on our property.

The physical effects of weather could have a material adverse effect on our property, operations and business. For example, our property is located on the riverfront in Brevard County Florida. To the extent weather patterns change, our market could experience increases in storm intensity or rising sea-levels that would make the property less desirable to tenants. Over time, these conditions could result in declining demand for office space in our building or the inability of us to operate the building at all. These conditions may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that weather will not have a material adverse effect on our properties, operations or business.

Risks related to our common stock.

Because our stock is traded on the Over-the-Counter Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, the trading volume is limited. We are quoted on the Over-the-Counter Bulletin Board under the trading symbol FCHS. We cannot assure that such a market will improve in the future. The OTC Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Exchange Act requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Our largest shareholders currently have beneficial ownership of approximately 60.6% of our outstanding common stock.  These significant stockholders therefore have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors, the approval of significant corporate transactions.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters is located at 709 S. Harbor City Blvd., Suite 250, Melbourne, FL 32901 in Marina Towers, which is owned by Marina Towers, LLC, a wholly owned subsidiary of FCID Holdings, Inc.

FCID Holdings manages our real estate. Marina Towers, LLC operates Marina Towers, a 75,267 square foot Class A six-story office building. The building has operated with a 95% average tenant occupancy and a rent roll that is supported by approximately 75% non-affiliate, high quality, commercial tenants. The building generates revenue and income for the Company that is intended to be available to fund the expansion of our operating businesses.

We believe that our present facilities will be suitable for the operation of our business for the foreseeable future and should we need to expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard.  We also believe our property is adequately covered by insurance.

Item 3.	Legal Proceedings

There are no legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4.	Mine Safety Disclosure

Not applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market under the symbol "FCHS".  The following table sets forth the high and low bid, as reported by Nasdaq.com, for our common stock for the calendar periods indicated.

FISCAL YEAR 2012	HIGH	LOW
First Quarter *	$4.04	$2.60
Second Quarter	$3.00	$2.70
Third Quarter	$2.95	$2.25
Fourth Quarter	$2.38	$1.50

FISCAL YEAR 2011 *	HIGH	LOW
First Quarter	$4.60	$3.56
Second Quarter	$4.80	$2.80
Third Quarter	$4.48	$2.20
Fourth Quarter	$4.04	$2.20

* Fiscal Year 2011 and 2012 prices adjusted for reverse stock split effective April 4, 2012.

The last reported sales price of our common stock on March 28, 2013 was $1.75. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of our securities is not necessarily indicative of future performance.

Shares Outstanding and Holders of Record

As of March 28, 2013, there were 12,833,462 shares of our common stock outstanding and approximately 62 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and development of our business.

Recent Sales of Unregistered Securities

On December 14, 2012, the Company entered into a Securities Purchase Agreement with an accredited investor (“Lender”), in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”), for the sale of an 8% convertible note in the principal amount of $203,500 (the "Note"). The total net proceeds the Company received from this Offering was $200,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 18, 2013. The Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On February 19, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor (Lender), in reliance upon the exemption from registration under Section 4(2) of the Securities Act for the sale of an 8% convertible note in the principal amount of $103,500 (the "Note"). The total net proceeds the Company received from this Offering was $100,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 21, 2013. The Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted the First Choice Healthcare Solutions, Inc. 2011 Incentive Stock Plan (the “2011 Plan”), pursuant to which 500,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. The term of the 2011 Plan is ten years from January 6, 2012, its effective date.

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

Overview and History

First Choice Health Care Solutions, Inc. (“we,” “FCHS” or the “Company”) is an integrated, diversified, multi-specialty, healthcare services company focused on delivering state-of-the art, technologically advanced concierge physician and patient-centric services through the Company’s multi-specialty centers for excellence. We provide timely, innovative healthcare solutions which are also uniquely competitive, efficient, and responsively adaptive to the emerging healthcare delivery environment. At present, we operate one medical multi-specialty center of excellence. We also own Marina Towers, a fully occupied, six story Class A office building on prestigious waterfront in Melbourne, Florida. We plan to further expand our centers of excellence via physician buy out and or acquisition in 2013 and future years within Florida and other high value markets.

We were incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services. IVS was incorporated in the State of Florida on September 28, 1987, and on June 30, 2007, 2,429,000 common shares were issued to Mr. Michael West and other IVS shareholders in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which, at the time, was an inactive, wholly-owned subsidiary of the Company. The consideration for the disposition was the net liability assumption by the purchaser.

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

Merger, Re-Incorporation and Name Change

On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., (“FCHS Delaware”), a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company’s state of incorporation changed from Colorado to Delaware (the “Reincorporation”) (b) the Company’s name changed from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), and (c) every four shares of Company’s common stock was exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-to-one reverse split of the Company’s common stock) (the “Reverse Split”), and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. The effective date for the Reincorporation and the Reverse Split was April 4, 2012. The company changed its name to be more closely aligned with its target market.

All operations are conducted through our wholly-owned subsidiaries: FCID Medical and FCID Holdings. The wholly-owned subsidiary operating the medical multi-specialty centers of excellence Center of Excellence is owned by FCID Medical. We have real estate holdings through FCID Holdings, Inc., under which Marina Towers, LLC is wholly-owned subsidiary. A diagram of our corporate structure is set forth below:

Our Business

The cornerstone of our business plan is developing, via acquisition or restructuring, multi-specialty clinics, into a synergistic, state-of-the-art, efficient medical multi-specialty centers of excellence. The Company has carved a new niche in the multi-billion dollar healthcare industry by offering a paradigm to the way physicians practice medicine. Our centers of excellence include an optimal mix of synergistic multi-specialty physicians combined with an array of diagnostic capabilities.

Business Strategy

We are dedicated to providing the excellent quality and cost effective healthcare services to the communities and patient’s we serve. Our steadfast goal is to create an environment of excellent patient care, proactive attitudes and the enthusiastic spirit in every member of our team. We strive to be the unsurpassed provider of orthopedic and neurological services supported by an array of the latest technological and medical ancillary systems located a facility both physically superlative and serene.

Our operational strategy for our medical facilities is devoted to the excellent care of our patients. Our driven willingness to address our patient’s needs, ranging from their physical health to their emotional well-being, has helped direct the operating improvements in our business.

Our strategic focus is to expand our healthcare business by making selective acquisitions in other select markets. Our expansion program plans to provide:

•	Additional revenues;
•	More rapid growth;
•	Economies of scale in billing, collection, purchasing, advertising and compliance;
•	Increased exposure to our brand.

First Medical Center of Excellence

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a management agreement to manage the medical practice of First Choice Medical Group of Brevard, LLC. On April 2, 2012, we completed the acquisition of the practice and acquired all of the issued and outstanding membership interests of First Choice Medical Group of Brevard, LLC. Since acquiring First Choice Medical Group of Brevard, LLC:

•	Monthly patient visits have increased
•	Accounts receivable turnaround time has improved
•	The number of physicians and healthcare professionals has increased

New MRI and X-ray Facility

Following the acquisition of First Choice Medical Group of Brevard, on May 21, 2012, the Company completed a $2.4 million financing with GE Healthcare Financial Services for a state-of-the-art, technologically advanced GE X-ray machine and MRI system. Both the X-ray and MRI systems were installed and fully operational within First Choice Medical Group of Brevard’s Center of Excellence on August 22, 2012, and September 27, 2012 respectively.

We are proud to have installed the newest and technologically advanced MRI system in our target market area. The GE MRI Gem Suite system has been certified. The MRI was positioned and installed to capitalize on the river views, which is intended to promote patient relaxation and comfort. This is intended to produce a better study which in turn relates to a better patient experience. The MRI system is housed in a newly constructed expansion space within First Coice Medical Group of Brevard’s Center of Excellence. The Center’s expansion space, specifically designed for the MRI system, is located within the Company’s headquarters building. Billing and patient volume for MRI and X-ray services continues to track on plan.

The Diagnostic Equipment and Facilities Expansion initiative was successful with all of the equipment, systems and the facility fully operational and revenue productive.

Customer service for our medical patients continues to significantly improve.

A new paradigm medical Center of Excellence

Some retail business models have been successful with broad customer demographics, easy service provider substitution, intense competition and continuing lower profit margins. We view medical centers as a retail-oriented business delivering excellent medical services direct to consumers. Unlike transportation, fast food, electronics and other retailers, medical centers, generally, have not been quick to adapt themselves to operating successfully with lower profit margins and growing competition. The successful retail businesses recognized the importance of embracing information technology, telecommunication and functional economies of scale to allow high service levels to continue, while retaining acceptable profit margins. Their corporate cultures include a commitment to insuring the best possible customer experience through consistent, predictable and superior service levels in every aspect of their business. They have learned to become profitable in the face of lower margins and increasing competition.

The key to our success is our new paradigm multi-specialty medical centers. While adopting the leading edge retail service practices, the Company remains committed to excellent patient service levels intended to achieve predictable and acceptable profit margins.

Excellent medical service levels with a human touch

Our business model brings the best retail practices to operating a multi-specialty medical center successfully with a ‘human touch’. Patients want their pain, fear and concerns acknowledged and considered. They want to be treated with dignity and respect. From the patient’s first interaction with us, making an appointment to see a doctor, our strategic and tactical goals are to provide the best possible patient healthcare experience through consistent, predictable and superior service levels in every aspect of our medical Center of Excellence. On time appointments, accurate and current patient information, attention to detail and careful patient follow up are part of our commitment to an excellent patient experience. Management actively monitors the daily service level objectives for every aspect of the patient experience from the initial appointment through the end of treatment. Clinic staff is encouraged and rewarded for exceeding their service level objectives.

Medical service mix

Like other successful business models for professional medical services, ours offers the most synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can be more revenue positive than others. Physicians need access to diagnostic equipment like, X-Ray, MRI and physical therapy. Patients expect their physicians to have access to the best diagnostic and service delivery equipment. Without diagnostic services many medical practices will find it difficult to maintain their current margins of profitability. We combine medical specialties and diagnostic services at our locations to maintain or increase the capability for profit. While one specialty may have high reimbursements for their professional service but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursement but high volume diagnostic equipment use. Operating independently, each specialty group would face retreating profit margins and a significant challenge to maintain high service levels with adequate equipment and current technologies. However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income. Since the combination is more profitable than either of its components, there is a most favorable opportunity to sustain profit margins that will allow the facility to maintain high service levels with leading edge equipment and state of the art technologies.

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

The model allows physicians to concentrate exclusively on delivering excellent patient care. The requirements for running the business functions of a successful medical Center of Excellence are the sole responsibility of the business management team and not the physicians.

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

Developing and operating additional multi-specialty medical centers in other geographic areas will take advantage of the economies of scale for our administrative back office functions. Our plan calls for opening up multiple Center of Excellence in multiple states and cities at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each location. We believe that the scalable structure of our administrative back office functions will efficiently support our expansion plans.

High technology infrastructure supporting excellent human touch patient experiences. Successful retail models in other industries already effectively use telecommunications, remote computing, mobile computing, cloud computing, virtual networks and other leading-edge technologies to manage geographically diverse operating units. These technologies create the infrastructure to allow a central management team to monitor, direct and control geographically disbursed operating units and subcontractors, including national operations.

The FCHS business model incorporates the best of these technologies. Each day, a central management team monitors, directs and controls our multi-specialty medical centers and all the necessary support subcontractors. We operate a paperless system with electronic patient medical records. Test results, X-ray images, MRI, diagnosis, patient notes, visit reports, billing information, insurance coverage, and patient identification information are all contained an electronic medical record. It allows physicians and staff instant access to every aspect of a patient’s medical information from anywhere, in any clinic, and remotely with mobile computing devices. The patient billing, accounts receivable and collection functions also are paperless. A majority of our third party payors remit by EFT and wire transfers. Accordingly, every aspect of the business is positioned to achieve high productivity and lower administrative headcounts and per capita expenses.

We intend to grow by replicating our multi-specialty medical centers, supported by our standardized policies, procedures and clinic setup guidelines. The administrative functions can be quickly scaled to handle multiple additional medical Centers of Excellence. As we roll out our business model, we expect our administrative core and medical Center of Excellence retail model to transform the economics of multi-specialty medical centers.

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

We had revenues of $3,805,347 for the year ended December 31, 2012, compared to revenues of $1,304,757 for the year ended December 31, 2011. The substantial increase in revenue of $2,500,590 or 192%, is primarily attributable to the acquisition of First Choice Medical Group of Brevard, LLC, completed in April 2012.

Operating expenses include practice salaries & benefits of $1,257,948 and practice supplies and other operating costs of $500,433 for the year ended December 31, 2012, attributable to our April 2, 2012 acquisition as compared to $0 for the same period last year. In addition, operating expenses include general and administrative expenses for the year ended December 31, 2012 of $2,014,807 compared to $795,732 for the year ended December 31, 2011. The increase of $1,219,075, or approximately 153%, is mainly attributable $595,295 of additional general and administrative costs added as a result of our April 2, 2012 acquisition as discussed above along with higher consulting and payroll costs. Stock based compensation of $6,669,344 for the year ended December 31, 2011 was comprised of common stock and warrants issued in connection with services provided as compared to Nil for the year ended December 31, 2012. Depreciation and amortization increased from $161,461 for the year ended December 31, 2011 to $309,899 for the year ended December 31, 2012. The increase is a direct result of the added property and equipment with our April acquisition

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative which includes legal, accounting and professional fees associated maintaining with a public entity.

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

Interest expense, primarily composed of our mortgage interest on our building in 2011 and added equipment and build out financing for our April 2012 acquisition of First Choice Medical Group of Brevard, LLC in 2012 was $563,391 and $335,389 for the year ended December 31, 2012 and 2011, respectively.  The increase in our interest expense was the result of refinancing the mortgage loan in August 2011 on our Marina Towers property together with additional borrowings in 2012.

We had a net loss of $873,363 for the year ended December 31, 2012 compared to net loss of $6,561,242 for the year ended December 31, 2011. This decrease in net loss of $5,687,879 is mainly attributable to reasons as described above including the stock based compensation of $6,669,344 to MedTrx Medical Provider Network, LLC for the year ended December 31, 2011 comprising common stock and warrants issued in connection with the provision of consulting services for creating centers of excellence.

Liquidity and Capital Resources

As of December 31, 2012, we had cash or cash equivalents of $67,045.

Net cash used in operating activities was ($788,853) for the year ended December 31, 2012, compared to cash provided by operating activities of $66,341 for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $(2,852,259) for the year ended December 31, 2012, compared to $(1,012,132) for the year ended December 31, 2011. During the year ended December 31, 2012, we purchased $2,782,841 of assets relating to our April 2012 acquisition as compared to Nil in 2011.

Cash flows provided by financing activities was $3,179,854 for the year ended December 31, 2012, compared to net cash provided in financing activities of $1,470,776 for the year ended December 31, 2011.

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2015 with interest and is paid monthly at a per annum rate of 8.5% beginning March 1, 2012.  As of December 31, 2012, $153,330 was outstanding.

The Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The HSR Note is in default, and the Company will endeavor to reach satisfactory terms with HSR to repay its obligation.

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million. The financing consists of a master lease for equipment having a total value of approximately $1,990,000 and with $600,000 construction loan. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

On May 21, 2012, the Company issued a note payable, in the amount of $29,850 due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, secured by related equipment.

On July 24, 2012, the Company offered an aggregate of $500,000 stock subscriptions for the sale of its common stock at $1.50 per share. As of December 31, 2012, the Company has received $100,000 in net proceeds. This offering has expired.

On August 22, 2012, the Company accepted the delivery of x-ray equipment under the equipment finance leases discussed above. As such, the component piece accepted of $212,389 is due over 60 months at $-0- the first three months; $4,300 for the remaining 57 months including interest at 7.9375% per annum.

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance leases discussed above. As such, the component piece accepted of $1,771,390 is due over 60 months at $-0- the first three months; $38,152 for the remaining 57 months including interest at 7.9375% per annum.

As of December 31, 2012, the Company drew down an aggregate of $600,000 against the construction loans. The construction loans are payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning December 2012.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with an accredited investor (Lender), in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”), for the sale of an 8% convertible note in the original principal amount of $203,500 (the "Note"). The total net proceeds the Company received from this Offering was $200,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 18, 2013. The Note is prepayable (with a premium) during the 180-day period after issuance. Beginning 180 days after issuance, the Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On February 19, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor (Lender), in reliance upon the exemption from registration under Section 4(2) of the Securities Act, for the sale of an 8% convertible note in the original principal amount of $103,500 (the "Note"). The total net proceeds the Company received from this Offering was $100,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 21, 2013. The Note is prepayable (with a premium) during the 180-day period after issuance. Beginning 180 days after issuance, the Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

Over the next twelve months we expect to incur significant capital costs to further develop and expand operations. We plan to add another medical Center of Excellence and purchase additional diagnostic equipment for our operations. We expect to need additional capital of approximately $2-3 million to fund the development and expansion of our operations in 2013.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has conversion provisions based on a discount the market price of the Company’s common stock.

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

Income tax

The Company accounts for income taxes pursuant to Accounting Standards Codified 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

☐	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

☐	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

☐	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

For the year ending 2012 our net income from operations, before interest, taxes, depreciation and amortization was $34,171. For the two months ending February 28, 2013, our net income from operations before interest, taxes, depreciation and amortization was approximately $147,000. The results from these first two months of 2013 represents a significant improvement in our operating results over our operating results for 2012. Management believes this is attributable to our ability to increase the business and the benefits received from economies of scale, combined with the strength of our product mix.

Medtrx Provider Network, LLC. On February 3, 2012 (the “Effective Date”), First Choice HealthCare Solutions, Inc. (the “Company”) entered into a registration rights agreement (the “Registration Rights Agreement”) and common stock warrant (the “Warrant”) with Medtrx Provider Network, LLC (“Medtrx”). Pursuant to the Warrant, the Company issued to Medtrx, for services provided between June 6, 2011 and December 23, 2011, warrants to purchase up to 1,875,000 shares of common stock at an exercise price of $3.60 for a term of seven years. Pursuant to the Registration Rights Agreement, the Company agreed, subject to the applicable rules, regulations and interpretations of the Securities and Exchange Commission (the “SEC”), to (a) use its reasonable best efforts to file a registration statement with the SEC, covering the resale of the shares of common stock issuable upon exercise of the Warrant (the “Registrable Securities”) within 30 days of the earlier of  (i) the date when the Company becomes eligible to file a registration statement on Form S-3 covering the Registrable Securities, or (ii) five years from the Effective Date, and (b) cause such registration statement to become and remain continuously effective until eight years after the Effective Date. Pursuant to the Registration Rights Agreement, the Company also granted to Medtrx “piggyback” registration rights, pursuant to which the Company agreed to, at any time and from time to time for a period of eight years commencing on the Effective Date, if the Company proposes to file a registration statement (other than on Form S-4 or Form S-8), provide written notice to Medtrx of such proposed filing and offer to Medtrx the opportunity to register the resale of the Registrable Securities on such registration statement, subject to (a) the applicable rules, regulations and interpretations of the SEC, and (b) with respect to an underwritten offering, the Company’s right to exclude any Registrable Securities from a registration statement if in the sole discretion of the managing underwriter or underwriters of such underwritten offering, the inclusion of such Registrable Securities would adversely affect the underwritten offering.

On February 19, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor (Lender), in reliance upon the exemption from registration under Section 4(2) of the Securities Act, for the sale of an 8% convertible note in the original principal amount of $103,500 (the "Note"). The total net proceeds the Company received from this Offering was $100,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 21, 2013. The Note is prepayable (with a premium) during the 180-day period after issuance. Beginning 180 days after issuance, Beginning 180 days after issuance, the Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

Effective March 20, 2013, Mr. Lazar resigned as a director of the Company. His resignation expressed that the reason was personal and not by reason of any disagreement with the Company financial or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Christian Charles Romandetti	52	President, Chief Executive Officer and Director
Donald Bittar	71	Chief Financial Officer, Treasurer and Secretary, and Director
Colin Halpern	75	Director
Mel Lazar	73	Director, resigned March 20, 2013

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

Donald Bittar, Chief Financial Officer, Treasurer and Secretary, and Director

Mr. Bittar was named Chief Financial Officer, Treasurer and Secretary of the Company in 2010 and, effective January 6, 2012 was elected to the Board of Directors.  He previously was President and Chairman of Associated Mortgage of North America, Inc. from 1999. Prior to that, he served as President of DA Bittar and Associates Inc., a management and technology consulting firm, from 1980. Prior to that, Mr. Bittar served as President and Chairman of Marine Telephone, Inc., from 1969.

Since 1969, Mr. Bittar has taught finance, management and information technology classes in undergraduate and graduate schools.  Currently, he is teaching as an Adjunct Professor in the Graduate School of Business and the College of Business, Florida Institute of Technology. He has been a frequent speaker at the National Association of Mortgage Bankers, National Council of Savings Institutions, Council of Presidents, New England Bankers Association and the National Corporate Cash Managers Association. Mr. Bittar received an MBA from Long Island University in 1964 and is resident of Melbourne, Florida. The Company believes that Mr. Bittar is well-qualified to continue as a director of the Company because of his financial expertise and involvement with the financial matters of the Company,.

Mel Lazar, Director, resigned March 20, 2013

Mr. Lazar, was the managing partner of the accounting firm of Lazar Levine and Felix LLP (“LLF”), which he founded in 1968. In 2009, the firm was merged into ParenteBeard LLC and he continues as an employee and consultant of the firm. Since 2002, Mr. Lazar has been a Board Member and Audit Committee Chairman of several public companies, including: Arbor Realty Trust, Inc., where he continues to serve, and Enzo Biochem, Inc., from which he retired in 2010. Mr. Lazar has more than 40 years of experience in auditing, reviewing, initial public offerings (IPO) registrations, all periodic filings, and SEC compliance matters. Mel has overseen implementing, testing and continued compliance with Section 404 internal control requirements. He has coordinated internal auditors, financial staff, outside consultants, and independent auditors in first year and continuing 404 compliance. LLF was an early member of the Public Companies Practice Section of the American Institute of Certified Public Accountants (AICPA) and the Public Companies Accounting Oversite Board (PCAOB). Mr. Lazar received a Bachelor of Business Administration (BBA) from the City College of New York (now Baruch College) in 1960 and became a Certified Public Accountant (CPA) in 1964

Mr. Lazar resigned stating his personal schedule would not allow him to the time to fulfill the duties of a Board member.

Colin Halpern, Director

Mr. Halpern is the Non-Executive Vice Chairman of Domino’s Pizza Group UK & IRL plc, the holder of the Domino’s Pizza Master Franchise Agreement for the UK and Republic of Ireland. Mr. Halpern acquired the Domino’s Pizza Master Franchise Agreement in 1993 through International Franchise Systems Inc. In November 1999, with Mr. Halpern as Chairman, the company was taken public and listed on London Stock Exchange. Mr. Halpern is the Managing Director of HS Real Company LLC, Chairman of Calumet Holdings LLC, Dayenn Limited and Non-Executive Director of several other companies. Mr. Halpern is an accomplished corporate executive and director who will bring extensive governance experience to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2012 and through the date hereof

Code of Ethics

We have adopted a Code of Ethics which applies to our directors and our officers and other employees. We intend to disclose in a current report on Form 8-K filed with the SEC any amendment to the Code of Ethics or waiver of any of the provisions of the Code of Ethics granted to any director of officer.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have a stock option plan and incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time prior to or during the fiscal year ended December 31, 2012.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2012, the Board of Directors held 2 regular meetings in person and 2 special telephonic meetings.  Each regular and telephonic meeting was attended by all of the members of the Board.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2012.

Item 11.	Executive Compensation

The following table sets forth, for the year ended December 31, 2012, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to our Chief Executive Officer and Chief Financial Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the year ended December 31, 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Other	Total
Chris Romandetti, CEO	2012	$168,000	$9,000	-	-	$60,108	$237,108
Donald Bittar, CFO	2012	$12,350	-	-	-	-	$12,350

Employment Agreements

The Company is not party to any employment agreements.

Compensation of Directors

During the year ended December 31, 2012, no compensation was paid to any director of the Company for services as director.

Outstanding Equity Awards at 2012 Fiscal Year-End

The Company had no outstanding equity awards as of December 31, 2012.

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

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 28, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 12,833,462 common shares were issued and outstanding as of March 28, 2013.

Name and Address of Beneficial Owner	Amount Nature of Beneficial Ownership (1) (2)	Percent of Class
Christian Charles Romandetti (3)	7,550,000	58.8
GIRTFT LLC (4)	5,750,000	44.8
Marina Towers Holdings, LLC (5)	1,800,000	14.0
Donald A. Bittar	0	0
MedTRX Provider Network, LLC (6)	1,875,000	14.6
Colin Halpern	30,000	*

All Officers and Directors as a Group (three persons)	7,580,000	59.1

* less than 1%

   (1) All ownership is beneficial and of record, unless indicated otherwise.

   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

   (3) Mr. Romandetti’s beneficial ownership is solely through GIRTFT LLC and Marina Towers Holdings, LLC.

   (4) GIRTFT LLC is a limited liability company for which Mr. Romandetti is the Managing Member.

   (5) Marina Towers Holdings, LLC is a limited liability company for which Mr. Romandetti is the Managing Member.

   (6) Represents shares issuable upon exercise of warrants with an exercise price of $3.60.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

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

The Loan Agreement is guaranteed by Christian C. Romandetti, the Company’s Chief Executive Officer, pursuant to that certain Guaranty Agreement, dated August 12, 2011, made by Mr. Romandetti for the benefit of Guggenheim (the “Guaranty”). Pursuant to the non-recourse Guaranty, Mr. Romandetti agreed to a limited personal guarantee to Guggenheim the payments and performance of the obligations of and liabilities of Marina Towers pursuant to the Loan Agreement.

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer. The revolving line of credit loan matures on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012. As of December 31, 2012, $153,340 was outstanding.

Director Independence

None of the directors of the Company qualifies as independent directors under the NASDAQ listing standards and Rule 10C-1 of the Exchange Act.

Item 14.          Principal Accounting Fees and Services

The following table sets forth the fees that the Company accrued or paid to RBSM, LLP during fiscal 2011 and 2012.

	2012	2011
Audit Fees(1)	$29,000	$22,500
Audit-Related Fees(2)	$1,137
Tax Fees(3)	$6,500	$178
All Other Fees
Total	$36,637	$22,678

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

PART IV

Item 15.           Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Appendix E to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.1	Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

10.2	Investment Agreement, dated as of January 26, 2011, by and between the Company and Kodiak Capital Group, LLC (“Kodiak”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.3	Registration Rights Agreement, dated as of January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.4	Amendment, dated January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2011)

10.5	Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.8	Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

10.11	Securities Purchase Agreement, made as of December 14, 2012, with an accredited investor (Lender), in reliance upon the exemption from registration under Section 4(2) of the Securities Act, for the sale of an 8% convertible note in the principal amount of $203,500, with note as an exhibit thereto.+

10.12	Securities Purchase Agreement, made as of February 19, 2013, with an accredited investor (Lender), in reliance upon the exemption from registration under Section 4(2) of the Securities Act, for the sale of an 8% convertible note in the principal amount of $103,500, with note as an exhibit thereto.+

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2011) revised by the list included as Exhibit 21.1(a) to the Company’s Annual Report and Form 10-K, filed with the SEC on March 30, 2012.

31.1	Certification of CEO pursuant to Sec. 302+

31.2	Certification of CFO pursuant to Sec. 302+

32.1	Certification of CEO pursuant to Sec. 906+

32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT+

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+

           +filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
Date: April 1, 2013	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer

Date: April 1, 2013	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Christian Charles Romandetti	Director, Chief Executive Officer and President	April 1, 2013
Christian Charles Romandetti	(Principal Executive Officer)

/s/ Donald A. Bittar	Director, Chief Financial Officer	April 1, 2013
Donald A. Bittar	(Principal Financial Officer and Principal Accounting Officer)

	Director	April _, 2013
Colin Halpern

Exhibits Index

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix B to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix C to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012) 3.2(a)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Appendix E to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012) 4.1

10.1	Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

10.2	Investment Agreement, dated as of January 26, 2011, by and between the Company and Kodiak Capital Group, LLC (“Kodiak”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.3	Registration Rights Agreement, dated as of January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 1, 2011)

10.4	Amendment, dated January 26, 2011, by and between the Company and Kodiak (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2011)

10.5	Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 22, 2011)

10.8	Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement, (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14c, filed with the SEC on March 13, 2012). 10.10

10.11	Securities Purchase Agreement, made as of December 14, 2012, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $203,500.+

10.12	Securities Purchase Agreement, made as of February 19, 2013 with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $103,500.+

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2011) revised by the list included as Exhibit 21.1(a) to the Company’s Annual Report and Form 10-K, filed with the SEC on March 30, 2012.

31.1	Certification of CEO pursuant to Sec. 302+

31.2	Certification of CFO pursuant to Sec. 302+

32.1	Certification of CEO pursuant to Sec. 906+

32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT+

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Choice Healthcare Solutions, Inc.

Melbourne, Florida

We have audited the accompanying consolidated balance sheets of First Choice Healthcare Solutions, Inc. (the “Company”), as of December 31, 2012 and 2011 , and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period in the two years ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Choice Healthcare Solutions, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the period in the two years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSMLLP

New York, NY

March 28, 2013

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets
Cash	$67,045	$528,303
Cash-restricted	221,148	89,939
Accounts receivable	527,867	-
Prepaid and other current assets	69,970	29,705
Deposits – Acquisitions	-	998,032
Accounts receivable, other	-	303,000
Capitalized financing costs, current portion	57,348	57,348
Total current assets	943,378	2,006,327

Property, plant and equipment, net of accumulated depreciation of $1,465,939 and $1,180,431	8,756,631	4,537,099

Other assets
Capitalized financing costs, long term portion	152,911	210,259
Patient list, net of accumulated amortization of $24,391	275,609	-
Deposits	2,719	18,515
Total other assets	431,239	228,774

Total assets	$10,131,248	$6,772,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$576,209	$175,699
Notes payable, current portion	990,586	92,392
Convertible note payable, net of unamortized debt discount of $160,543	43,537	-
Unearned revenue	39,438	24,084
Deferred income taxes	-	23,103
Total current liabilities	1,649,770	315,278

Long term debt:
Deposits held	47,399	47,399
Revolving line of credit, related party	153,330	-
Notes payable, long term portion	9,410,296	7,435,419
Derivative liability	171,987	-
Total long term debt	9,783,012	7,482,818

Total liabilities	11,432,782	7,798,096

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,706,795 and 12,462,750 shares issued and outstanding as of December 31, 2012 and 2011, respectively	12,707	12,463
Additional paid in capital	7,244,993	6,747,512
Common stock subscriptions	100,000	-
Accumulated deficit	(8,659,234)	(7,785,871)
Total stockholders' deficit	(1,301,534)	(1,025,896)

Total liabilities and stockholders' deficit	$10,131,248	$6,772,200

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

(formerly known as Medical Billing Assistance, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011
Revenues:
Net patient service revenue	$2,645,310	$-
Rental Revenue	1,160,037	1,304,757
Total Revenue	3,805,347	1,304,757

Operating expenses:
Practice salaries and benefits	1,257,948	-
Practice supplies and other operating expenses	500,433	-
General and administrative	2,014,807	795,732
Stock based compensation	-	6,669,344
Depreciation and amortization	309,899	161,461
Total operating expenses	4,083,087	7,626,537

Net (loss) from operations	(277,740)	(6,321,780)

Other income (expense):
Miscellaneous income	3,000	41,762
Gain on settlement of debt	-	67,365
Loss on change in fair value of derivative liability	(987)	-
Amortization financing costs	(57,348)	(19,116)
Interest expense, net	(563,391)	(335,389)
Total other income (expense)	(618,726)	(245,378)

Net (loss) income before provision for income taxes	(896,466)	(6,567,158)

Income taxes (benefit)	(23,103)	(5,916)

NET (LOSS)	$(873,363)	$(6,561,242)

Net (loss) per common share, basic	$(0.07)	$(0.53)

Net (loss) per common share-fully diluted	$(0.07)	$(0.53)

Weighted average number of common shares outstanding, basic	12,644,784	12,429,740

Weighted average number of common shares outstanding, fully diluted	12,644,784	12,429,740

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

TWO YEARS ENDED DECEMBER 31, 2012

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2010	-	$-	12,429,000	$12,429	$78,202	$-	$(1,224,629)	$(1,133,998)
Stock based compensation	-	-	-	-	6,553,244	-	-	6,553,244
Common stock issued for services rendered	-	-	33,750	34	116,066	-	-	116,100
Net loss	-	-	-	-	-	-	(6,561,242)	(6,561,242)
Balance, December 31, 2011	-	-	12,462,750	12,463	6,747,512	-	(7,785,871)	(1,025,896)
Common stock issued to acquire First Choice Medical Group, Inc., net of fair value of 70,529 shares of common stock to be returned from post-acquisition adjustments	-	-	244,045	244	497,481		-	497,725
Common stock subscriptions received	-	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	-	(873,363)	(873,363)
Balance, December 31, 2012	-	$-	12,706,795	$12,707	$7,244,993	$100,000	$(8,659,234)	$(1,301,534)

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

(formerly known as Medical Billing Assistance, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(873,363)	$(6,561,242)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	309,899	161,461
Amortization of financing costs	57,348	19,116
Amortization of debt discount in connection with convertible note	10,457	-
Stock based compensation	-	6,669,344
Gain on settlement of debt	-	(67,365)
Loss on change in fair value of debt derivative	987	-
Changes in operating assets and liabilities:
Accounts receivable	(329,375)	-
Accounts receivable-other	(205,000)	(303,000)
Prepaid expenses and other	(40,265)	(21,894)
Restricted funds	(131,209)	63,748
Accounts payable and accrued expenses	419,417	111,591
Unearned income	15,354	498
Deferred income taxes	(23,103)	(5,916)
Net cash (used in) provided by operating activities	(788,853)	66,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition (advances and deposits made on acquisitions)	48,761	(998,032)
Payments on long term deposits	-	(14,100)
Cash payments for acquisition	(143,366)	-
Purchase of equipment	(2,773,450)	-
Reduction in long term deposits	15,796
	-	-
Net cash used in investing activities	(2,852,259)	(1,012,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit	190,000	-
Proceeds from issuance of notes payable, net of financing costs	2,871,058	1,634,172
Proceeds from convertible note payable	203,500	-
Proceeds from common stock subscription	100,000	-
Net payments on notes payable	(184,704)	(92,465)
Net payments on related party advances	-	(70,931)
Net cash provided by financing activities	3,179,854	1,470,776

Net (decrease) increase in cash and cash equivalents	(461,258)	524,985
Cash and cash equivalents, beginning of period	528,303	3,318

Cash and cash equivalents, end of period	$67,045	$528,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$467,670	$336,456
Cash paid during the period for taxes	$-	$-

Supplemental disclosure on non-cash investing and financing activities:
Common stock issued in connection with acquisition of First Choice Medical Group, Inc.	$497,725	$-

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Contemporaneously with the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc. to more closely align the company’s name with its target market.  Otherwise, the reincorporation does not result in any change in the business, management, fiscal year, accounting, and location of the principal executive offices, assets or liabilities of the Company, formerly known as Medical Billing Assistance, Inc.

On December 29, 2010, First Choice Healthcare Solutions, Inc., formerly known as Medical Billing Assistance, Inc., entered into a share exchange agreement (the "Agreement") with FCID Holdings, Inc. and FCID Medical, Inc., acquiring 100% of the outstanding common stock of FCID Holdings, Inc. and FCID Medical, Inc. through the issuance of 10,000,000 shares of its common stock. The transaction was accounted for as a reverse acquisition as the shareholders of FCID Holdings, Inc. and FCID Medical, Inc. retained the majority of the outstanding common stock of Medical Billing Assistance, Inc. after the share exchange.  Effective with the Agreement, First Choice Healthcare Solutions, Inc.’s stockholders' equity was retroactively recapitalized as that of FCID Holdings, Inc. while 100% of the assets and liabilities of First Choice Healthcare Solutions, Inc. valued at $(100,550), consisting of cash $242, investment in subsidiary of $(66,286), accounts payable of $16,677, notes payable of $16,600, interest payable of $1,079, and other liabilities of $150 were recorded as being acquired in the reverse acquisition for its 2,429,000 outstanding common shares on the acquisition date. Subsequent to the December 29, 2010 recapitalization, First Choice Healthcare Solutions, Inc., FCID Holdings, Inc. and FCID Medical, Inc. remain separate legal entities (with First Choice Healthcare Solutions, Inc. as the parent of FCID Holdings, Inc. and FCID Medical, Inc.). All references to the “Company” or “we” or “us” or “our” refer to First Choice Healthcare Solutions, Inc. and its Subsidiaries unless otherwise differentiated.  For accounting purposes, FCID Holdings, Inc. and Subsidiaries is treated as the surviving entity and accounting acquirer, although First Choice Healthcare Solutions, Inc. was the legal acquirer.  Accordingly, the Company’s historical financial statements are those of FCID Holdings, Inc. and Subsidiaries.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The consolidated financial statements include the activity of Marina Towers, LLC from the date of its formation as if the transaction between the parties under common control had taken place as of the beginning of the earliest period presented.

On April 2, 2012, The Company, First Choice Healthcare Solutions, completed its acquisition of First Choice Medical Group of Brevard, LLC (“First Choice – Brevard”), pursuant to the Membership Interest Purchase Closing Agreement (the “Purchase Agreement”), dated the same date. The Company has been managing the practice of First Choice – Brevard since November 1, 2011, pursuant to a Management Services Agreement (the “Management Agreement”).

The purchase price for the acquisition was $2,360,848, as adjusted, of which approximately $1.15 million was paid in cash, accounts receivable due the Company of $508,000 and the balance, net of closing adjustments including invoiced service fees, was paid by issuing to the members of First Choice – Brevard 173,516 shares, as adjusted, of the Company’s restricted common stock.

First Choice - Brevard is a multi-specialty medical group including orthopedics (both operative and non-operative), sports medicine, pain management and neurology.  The practice is located in Marina Towers, a Class A office building owned by the Company.

A preliminary estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows:

Assets acquired:
Current assets:
Cash	$48,761
Accounts receivable	325,300
Total current assets	374,061

Property and equipment	1,731,590

Other assets:
Customer list	300,000
Total acquired assets	2,405,651

Liabilities assumed:
Accounts payable	44,802

Net assets acquired	$2,360,849

The consolidated financial statements include the accounts of the Company, including FCID Holdings, Inc., FCID Medical, Inc., First Choice Medical Group of Brevard, LLC and Marina Towers, LLC which are all wholly-owned subsidiaries of FCHS. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. As of December 31, 2012 and 2011, the Company wrote off $267,148 and –0- and charged to operations respectively.

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the years ended December 31, 2012 and 2011 was $57,348 and $19,116, respectively.  Accumulated amortization of deferred financing costs were $76,464 and $19,116 at December 31, 2012 and 2011, respectively.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Net loss per share

 The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt, warrants and stock options.   Diluted net loss per share for years ending December 31, 2012 and 2011 does not reflect the effects of 2,029,686 and 100,000 shares, respectively, potentially issuable upon the conversion of our convertible note payable or the exercise of the Company's stock options and warrants  (calculated using the treasury stock method) as of December 31, 2012 and 2011 as including such would be anti-dilutive.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

As of December 31, 2012 and 2011, the Company had $-0- and 100,000 non-employee options outstanding to purchase shares of common stock.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has conversion provisions based on a discount the market price of the Company’s common stock.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 — LIQUIDITY

The Company incurred various non-recurring expenses in 2012 in connection with operating startup costs relating to the acquisition of a medical practice (See above).  Management believes the positive yearend earnings before interest, taxes, depreciation and amortization and the continuing trend of positive growth before interest, taxes, depreciation and amortization through February 2013 will support improved liquidity. The Company believes that ongoing profitable operations of Marina Towers, LLC., the current positive cash balance along with the successful completion of its business development plan will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements through one year plus a day from the filing date of this report.  Liquidity may also be supported with the $500,000 line of credit through CCR of Melbourne which as of December 31, 2012 has only used approximately $157,000 of the available line. However, there can be no assurance that the Company will be successful completing its business development plan.

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

As described in Note 1 above, on April 2, 2012, the Company acquired First Choice Medical Group of Brevard LLC for a total acquisition price of $2,360,849 comprised of deposits (included $1,141,398 of deposits-acquisitions and $508,000 of accounts receivable-other reclassified and applied to deposits and other-acquisitions at close) as described above, a note payable for $88,794 and 173,516 shares (as adjusted) of the Company's common stock.

NOTE 5 — ACCOUNTS RECEIVABLE-OTHER

Accounts receivable-other as of December 31, 2011 was comprised of management services provided for the management of an operating group medical practice through which physician services and medical direction are rendered.

The management services invoiced represented costs incurred to assist the invoiced medical practice.  As such, the invoicing was applied towards recovery of such costs, and not as a revenue item on the Statement of Operations. The balance has been paid in full as of December 31, 2012.

NOTE 6 - CASH - RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,691,625	1,662,362
Medical office improvement	1,410,028	-
Automobiles	29,849	-
Computer equipment	186,549	-
Medical equipment	2,039,393	-
MRI center	705,118	-
Office equipment	104,840	-
	10,222,570	5,717,530
Less: accumulated depreciation	(1,465,939)	(1,180,431)
	$8,756,631	$4,537,099

During the year ended December 31, 2012 and 2011, depreciation expense charged to operations was $309,899 and $161,461, respectively.

NOTE 8 – LINE OF CREDIT, RELATED PARTY

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012.  As of December 31, 2012, $153,330 was outstanding. The Company paid $6,339 as related party interest for the year ended December 31, 2012.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On December 14, 2012, the Company entered into a Securities Purchase Agreement with an accredited investor (Lender), in reliance upon the exemption from registration under Section 4(2) of the Securities Act, for the sale of an 8% convertible note in the original principal amount of $203,500 (the "Note"). The total net proceeds the Company received from this Offering was $200,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 18, 2013. The Note is prepayable (with a premium) during the 180-day period after issuance. Beginning 180 days after issuance, the Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing, (iii) 123% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Lender has agreed to restrict its ability to convert the Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The Company has identified the embedded derivatives related to the above described Note. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Lender’s Note and to fair value as of each subsequent reporting date.

At the inception of the Note, the Company determined the aggregate fair value of $171,000 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 103.09%, (3) weighted average risk-free interest rate of 0.13% (4) expected life of 0.76 years, and (5) estimated fair value of the Company’s common stock of $2.14 per share.

The determined fair value of the debt derivative of $171,000 was charged as a debt discount to the Note.

At December 31, 2012, the Company marked to market the fair value of the debt derivative and determined a fair value of $171,987. The Company recorded a loss from change in fair value of debt derivatives of $987 for the year ended December 31, 2012. The fair value of the embedded derivatives was determined using Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 100.50%, (3) weighted average risk-free interest rate of 0.16%, (4) expected life of 0.72 year, and (5) estimated fair value of the Company’s common stock of $2.19 per share.

The charge of the amortization of debt discount and costs for the year ended December 31, 2012 was $10,457.

NOTE 10 - NOTES PAYABLE

Notes payable as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Mortgage payable	$7,444,580	$7,527,811
Note payable, GE Capital (construction), MRI	450,604	-
Note payable, GE Capital (construction), 2	153,340	-
Note Payable, GE Capital (MRI)	1,806,932	-
Note Payable, GE Capital (X-ray)	213,126	-
Note payable, Auto	27,300	-
Note payable, HS Real, LLC.	300,000	-
Note payable, Dr. Richard Newman	5,000	-
	10,400,882	7,527,811
Less: current portion	(990,586)	(92,392)
	$9,410,296	$7,435,419

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of $286,723.  The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

Note payable, equipment financing

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million.

The financing consists of a master lease for equipment having a total value of approximately $1,990,000 and two construction loans totaling $600,000.

As of December 31, 2012, the Company drew down $450,000 against the first construction loan. This construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made ($450,000). Interest of $604 has accrued in addition to the principal balance.

On September 24, 2012, the Company drew down $150,000 against the second construction loan. This construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made in the amount of $150,000. Interest of $3,340 has accrued in addition to the principal balance.

The Company entered into an aggregate of $2,288,679 equipment finance leases subject to delivery and acceptance. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

On August 22, 2012, the Company accepted the delivery of x-ray equipment under the equipment finance leases discussed above. As such, the component piece accepted of $212,389 is due over 60 months at $-0- the first three months; $4,300 for the remaining 57 months including interest at 7.9375% per annum. Interest of $737 has accrued in addition to the principal balance.

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance leases discussed above. As such, the component piece accepted of $1,771,390 is due over 60 months at $-0- the first three months; $38,152 for the remaining 57 months including interest at 7.9375% per annum. .. Interest of $35,542 has accrued in addition to the principal balance.

Note payable, Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, secured by related equipment.

Promissory note dated May 17, 2012

The Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The HSR Note is in default, and the Company will endeavor to reach satisfactory terms with HSR to repay its obligation.

Note payable, Newman

In connection with the acquisition as described in Note 1 above, the Company assumed a $45,000 non-interest bearing, unsecured note payable to Dr. Richard Newman at $5,000 per month, maturing on January 1, 2013 and paid in full.

Aggregate maturities of long-term debt as of December 31, 2012 are as follows:

For the twelve months ended December 31,	Amount
2013		$990,586
2014		732,570
2015		710,269
2016 and after		$7,967,457
Total	S	10,400,882

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 11 - RELATED PARTY TRANSACTIONS

As more fully described in Note 8 above, CCR of Melbourne, Inc., an entity owned and controlled by the Company’s Chief Executive Officer, provides a $500,000 unsecured, revolving line of credit to the Company.

NOTE 12 - CAPITAL STOCK

Preferred stock

The Company is authorized to issue 1,000,000 shares $0.01 par value preferred stock.  As of December 31, 2012 and 2011, none was issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.  As of December 31, 2012 and 2011, 12,706,795 and 12,462,750 shares were issued and outstanding, respectively.

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

In July 2012, the Company sold 66,666 shares of common stock as part of a stock subscription agreement which expired December 2012. The Company received $100,000 in July 2012. The shares were issued in February 2013.

In December 2011, the Company issued 33,750 shares of its common stock for services rendered.  The shares of common stock were valued at $116,100, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the service provided.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Non- Employee Stock Options

There were no outstanding non-employee stock options outstanding as of December 31, 2012. Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	100,000	$3.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	100,000	3.00
Granted	-	-
Exercised	-	-
Expired	(100,000)	(3.00)
Outstanding at December 31, 2012:	-	$-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company's common stock issued at December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.60	1,875,000	6.00	$3.60	1,875,000	$3.60

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	-	-
Granted	1,875,000	3.60
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011:	1,875,000	3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012:	1,875,000	$3.60

During the year ended December 31, 2011, the Company issued 1,875,000 warrants to purchase the Company stock in connection with the services rendered at the exercise price of $3.60 per share for a term of seven years with an expected life of five years from date of grant.  The warrants were fully vested at the time of issuance.

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

NOTE 14 - SEGMENT REPORTING

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Information concerning the operations of the Company's reportable segments is as follows:

 Summary Statement of Operations for the year ended December 31, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$2,645,310	$-	$-	$2,645,310
Rental revenue	1,459,092	-	-	(299,055)	1,160,037
Total Revenue	1,459,092	2,645,310	-	(299,055)	3,805,347

Operating expenses:
Practice salaries & benefits	-	1,257,948	-	-	1,257,948
Practice supplies and other operating expenses	-	799,488	-	(299,055)	500,433
General and administrative	457,392	595,295	962,120	-	2,014,807
Depreciation and amortization	161,818	148,081	-	-	309,899
Total operating expenses	619,210	2,800,812	962,120	(299,055)	4,083,087

Net income (loss) from operations:	839,882	(155,502)	(962,120)	-	(277,740)

Interest expense	(463,205)	(80,805)	(19,381)	-	(563,391)
Amortization of financing costs	(57,348)	-	-	-	(57,348)
Other income (expense)	3,000	-	(987)	-	2,013

Net Income (loss):	322,329	(236,307)	(982,488)	-	(896,466)

Income taxes	(8,307)	6,090	25,320	-	23,103

Net income (loss)	$314,022	$(230,217)	$(957,168)	$-	$(873,363)

Summary Statement of Operations for the year ended December 31, 2011:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Rental Revenue	$1,362,940	$-	$-	$(58,183)	$1,304,757
Total Revenue	1,362,940	-	-	(58,183)	1,304,757

Operating expenses:
General and administrative	426,495	-	427,420	(58,183)	795,732
Stock based compensation	-	-	6,669,344	-	6,669,344
Depreciation and amortization	161,461	-	-	-	161,461
Total operating expenses	587,956	-	7,096,764	(58,183)	7,626,537

Net income (loss) from operations:	774,984	-	(7,096,764)	-	(6,321,780)

Interest expense	(336,456)	-	1,067	-	(335,389)
Amortization of finance costs	(19,116)	-	-	-	(19,116)
Other income (expense)	41,762	-	67,365	-	109,127

Net Income (loss):	461,174	-	(7,028,332)	-	(6,567,158)

Income taxes	(415)	-	6,331	-	5,916

Net income (loss)	$460,759	$-	$(7,022,001)	$-	$(6,561,242)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Assets:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At December 31, 2012:	$4,938,954	$5,388,716	$8,702	$-	$10,131,248
At December 31, 2011:	$4,956,962	$-	$1,815,238	$-	$6,772,200

Assets acquired
Year ended December 31, 2012	$29,263	$2,753,578	$-	$-	$2,782,841
Year ended December 31, 2011	$-	$-	$-	$-	$-

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Service contracts

The Company carries various service contracts on its office building for repairs, maintenance and inspections. Certain contracts are long term and non-cancellable. The Company’s future minimum payments under no cancellable service contracts by year from December 31, 2012 forward are approximately: 2013 $11,000, 2014 $6,500, total $17,500.

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

NOTE 16 – (LOSS) INCOME PER SHARE

The following table presents the computation of basic and diluted loss per share:

	2012	2011
Net loss income available for common shareholders	$(873,363)	$(6,561,242
Basic net loss per share	$(0.07)	$(0.53)
Weighted average common shares outstanding-basic	12,644,784	12,429,740
Diluted net loss share	$(0.07)	(0.53)
Weighted average common shares outstanding-Diluted	12,644,784	12,429,740

During the year ended December 31, 2012 and 2011, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 17 - INCOME TAXES

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

Due to the reverse acquisition of First Choice Healthcare Solutions, Inc. by FCID Holdings, Inc. on December 29, 2010, the net operating loss carry forwards of First Choice Healthcare Solutions, Inc. incurred prior to that date may not be useable for income tax purposes. As through September 30, 2010 FCID Holdings, Inc. was inactive, and FCID Holdings, Inc.’s active subsidiary is a limited liability company and through September 30, 2010 passed no income through to FCID Holdings, Inc. for federal and state income tax purposes, FCID Holdings, Inc. through September 30, 2010 incurred no income tax at the corporate level.

At December 31, 2012, as described above, the Company did not have available for federal income tax purposes a net operating loss carry forward that may be used to offset future taxable income. Components of deferred tax assets as of December 31, 2012 are comprised primarily of stock based compensation.  No income taxes were recorded on the earnings in 2012 as a result of the utilization of any carry forwards.

Deferred net tax assets consist of the following at December 31, 2012 and 2011:

	2012	2011
Deferred tax asset	$-	$-
Less valuation allowance	(-)	(-)
Net deferred tax asset	$0	$0

The provision for income taxes consists of the following:

	2012	2011
Current tax (benefit)	$-	$23,103
Adjustment for prior year accrual	(23,103)	(29,019)
Net provision (benefit)	$(23,103)	$(5,916)

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2012	2011
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	-	-
	35.0%	35.0%

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(formerly known as Medical Billing Assistance, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

NOTE 18 - SUBSEQUENT EVENTS

On February 19, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor, in reliance upon the exemption from registration under Section 4(2) of the Securities Act, for the sale of an 8% convertible note in the original principal amount of $103,500 (the "Note"). The total net proceeds the Company received from this Offering was $100,000. All interest and principal must be repaid on November 21, 2013. The Note is prepayable (with a premium) during the 180-day period after issuance. Beginning 180 days after issuance, the Note is convertible into common stock, at lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On February 1, 2013, 30,000 shares of common stock were issued to Colin Halpern as compensation for his initial term of service as a member of the Board of Directors.

On February 1, 2013, 30,000 shares of common stock were issued to Mel Lazar as compensation for his initial term of service as a member of the Board of Directors. Mr. Lazar resigned.

