Form 10-Q
period 2013-03-31
First Choice Healthcare Solutions, Inc.
filed 2013-05-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013, the issuer had 12,845,962 shares of Common Stock outstanding.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash	$113,009	$67,045
Cash-restricted	276,986	221,148
Accounts receivable	659,448	527,867
Prepaid and other current assets	56,904	69,970
Capitalized financing costs, current portion	57,348	57,348
Total current assets	1,163,695	943,378

Property, plant and equipment, net of accumulated depreciation of $1,592,949 and $1,465,939	8,631,723	8,756,631

Other assets
Capitalized financing costs, long term portion	138,574	152,911
Patient list, net of accumulated amortization of $20,000 and $24,391	280,000	275,609
Deposits	2,719	2,719
Total other assets	421,293	431,239

Total assets	$10,216,711	$10,131,248

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$651,537	$576,209
Notes payable, current portion	712,840	690,586
Note payable, related party	300,000	300,000
Convertible note payable, net of unamortized debt discount of $188,567 and $160,543, respectively	173,846	43,537
Unearned revenue	39,357	39,438
Total current liabilities	1,877,580	1,649,770

Long term debt:
Deposits held	47,399	47,399
Revolving line of credit, related party	189,536	153,330
Notes payable, long term portion	9,288,586	9,410,296
Derivative liability	310,213	171,987
Total long term debt	9,835,734	9,783,012

Total liabilities	11,713,314	11,432,782

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,833,461 and 12,706,795 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	12,833	12,707
Additional paid in capital	7,404,867	7,244,993
Common stock subscriptions	-	100,000
Accumulated deficit	(8,914,303)	(8,659,234)
Total stockholders' deficit	(1,496,603)	(1,301,534)

Total liabilities and stockholders' deficit	$10,216,711	$10,131,248

See the accompanying notes to these unaudited condensed consolidated financial statements

F-1

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Net patient service revenue	$1,135,012	$-
Rental revenue	266,669	330,216
Total Revenue	1,401,681	330,216

Operating expenses:
Salaries and benefits	622,759	67,596
Other operating expenses	304,475	97,298
General and administrative	253,019	224,147
Depreciation and amortization	122,620	40,365
Total operating expenses	1,302,873	429,406

Net income (loss) from operations	98,808	(99,190)

Other income (expense):
Miscellaneous income	750	750
Loss on change in fair value of derivative liability	(40,649)	-
Amortization financing costs	(14,337)	(14,337)
Interest expense, net	(299,641)	(114,735)
Total other income (expense)	(353,877)	(128,322)

Net loss before provision for income taxes	(255,069)	(227,512)

Income taxes (benefit)	-	(23,103)

NET LOSS	$(255,069)	$(204,409)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	12,751,906	12,462,750

See the accompanying notes to these unaudited condensed consolidated financial statements

F-2

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Three Months Ended March 31, 2013

(unaudited)

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, December 31, 2012	-	$-	12,706,795	$12,707	$7,244,993	$100,000	$(8,659,234)	$(1,301,534)
Common stock issued for services rendered	-	-	60,000	60	59,940	-	-	60,000
Common stock issued for subscription	-	-	66,666	66	99,934	(100,000)	-	-
Net loss	-	-	-	-	-	-	(255,069)	(255,069)
Balance, March 31, 2013	-	$-	12,833,461	$12,833	$7,404,867	$-	$(8,914,303)	$(1,496,603)

See the accompanying notes to these unaudited condensed consolidated financial statements

F-3

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(255,069)	$(204,409)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	122,620	40,365
Amortization of financing costs	14,337	14,337
Amortization of debt discount in connection with convertible note	69,553	-
Stock based compensation	60,000	-

Loss on change in fair value of debt derivative	40,649	-
Changes in operating assets and liabilities:
Accounts receivable	(131,581)	-
Prepaid expenses and other	13,066	(6,682)
Restricted funds	(55,838)	(59,913)
Accounts payable and accrued expenses	130,161	1,367
Unearned income	(81)	13,321
Deferred income taxes	-	(23,103)
Net cash provided by (used in) operating activities	7,817	(224,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on acquisition deposits	-	(355,301)
Purchase of equipment	(2,103)	(6,750)
Interest earned on long term deposits	-	(13)
Net cash used in investing activities	(2,103)	(362,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit	36,206	110,000
Proceeds from convertible note payable	103,500	-
Net payments on notes payable	(99,456)	(20,017)
Net cash provided by financing activities	40,250	89,983

Net increase (decrease) in cash and cash equivalents	45,964	(496,798)
Cash and cash equivalents, beginning of period	67,045	528,303

Cash and cash equivalents, end of period	$113,009	$31,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$175,297	$114,762
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

F-4

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

Basis of presentation

The Company caused a certificate of merger (the “Certificate of Merger”) of Medical Billing Assistance, Inc., a Colorado corporation incorporated on May 30, 2007 (“Medical Billing”), to be filed whereby Medical Billing was merged with and into the Company. The effective date for the Certificate of Merger was April 4, 2012. The effect of the merger was that Medical Billing reincorporated from Colorado to Delaware (the “Reincorporation”). The Company is deemed to be the successor issuer of Medical Billing under Rule 12g-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As a result of the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc. and its shares underwent an effective four-for-one reverse split.  Other than the foregoing, the Reincorporation did not result in any change in the business, management, fiscal year, accounting, and location of the principal executive offices, assets or liabilities of the Company, formerly known as Medical Billing Assistance, Inc.

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

The unaudited condensed consolidated financial statements include the accounts of the Company, and its direct and indirect wholly owned subsidiaries FCID Holdings, Inc., Marina Towers, LLC, FCID Medical Inc. and First Choice - Brevard, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s two principal operating segments (see Note 12).

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

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard, LLC and is amortized ratably over the estimated useful life of 15 years. Amortization for the three months ended March 31, 2013 and 2012 was $5,000 and $nil, respectively.  Accumulated amortization of patient list costs were $20,000 and $24,391 at March 31, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of March 31, 2013, the Company had $113, 009 in cash.

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three months ended March 31, 2013 and 2012 was $14,337 and $14,337, respectively.  Accumulated amortization of deferred financing costs was $90,801 and $76,464 at March 31, 2013 and December 31, 2012, respectively.

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.   Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts net of doubtful accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on a rolling average of cash received as a percentage of gross billing.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt, warrants and stock options.   Diluted net loss per share for three months ended March 31, 2013 and 2012 does not reflect the effects of 335,519 and 100,000 shares, respectively, potentially issuable upon the conversion of our convertible note payable or the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of March 31, 2013 and 2012 as including such shares would be anti-dilutive.

Stock based compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. As of March 31, 2013, the Company had no non-employee options outstanding to purchase shares of common stock.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has conversion provisions based on a discount the market price of the Company’s common stock.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

NOTE 2 — LIQUIDITY

The Company incurred various non-recurring expenses in 2012 in connection with operating startup costs relating to the acquisition of a medical practice.  Management believes the positive year-end earnings before interest, taxes, depreciation and amortization and the continuing trend of positive growth before interest, taxes, depreciation and amortization through March 2013 will support improved liquidity. The Marina Towers building is fully occupied. The Company believes that ongoing operations of Marina Towers, LLC, the current positive cash balance along with the successful completion of its business development plan will allow the Company to continue to improve its working capital and that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report.  Liquidity may also be supported with the $500,000 line of credit through CCR of Melbourne which as of March 31, 2013 has only used $189,536 of the available line. However, there can be no assurance that the Company will be successful in completing its business development plan.

NOTE 3 - CASH - RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements.

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,691,625	1,691,625
Medical office improvement	1,410,028	1,410,028
Automobiles	29,849	29,849
Computer equipment	188,451	186,549
Medical equipment	2,039,593	2,039,393
MRI center	705,118	705,118
Office equipment	104,840	104,840
	10,224,672	10,222,570
Less: accumulated depreciation	(1,592,949)	(1,465,939)
	$8,631,723	$8,756,631

During the three months ended March 31, 2013 and 2012, depreciation expense charged to operations was $117,620 and $40,365, respectively.

NOTE 5 – LINE OF CREDIT, RELATED PARTY

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012.  As of March 31, 2013, $189,536 was outstanding. The Company paid $3,206 and $345 as related party interest for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 – NOTE PAYABLE, RELATED PARTY

The Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The HSR Note is in default, and the Company will endeavor to reach satisfactory terms with HSR to repay its obligation. Interest expense on HSR Note for period ending March 31, 2013 and 2012 is $9,083 and $0, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Note payable, 8% per annum due September 18, 2013, net of unamortized debt discount of $105,183 and $160,543, respectively, including accrued interest	$146,116	$43,537
Note payable, 8% per annum due November 21, 2013, net of unamortized debt discount of $83,384, including accrued interest	27,730	-
	173,846	43,537
Less: current portion	(173,846)	(43,537)
	$-	$-

On February 19, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Lender”), in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the sale of an 8% convertible note in the original principal amount of $103,500 (the “Note”). The total net proceeds the Company received from this offering were $100,000.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 21, 2013. The Note is pre-payable (with a premium) during the 180-day period after issuance. Beginning 180 days after issuance, the Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing, (iii) 123% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Lender has agreed to restrict its ability to convert the Notes and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company has identified the embedded derivatives related to the above described Note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Note and to fair value as of each subsequent reporting date.

At the inception of the Note, the Company determined the aggregate fair value of $97,577 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 98.67%, (3) weighted average risk-free interest rate of 0.17% (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $1.94 per share.

The determined fair value of the debt derivative of $97,577 was charged as a debt discount to the Note.

At March 31, 2013, the Company marked to market the fair value of the debt derivatives contained in the Company’s convertible notes and determined the aggregate fair value of $310,213. The Company recorded a loss from change in fair value of debt derivatives of $40,649 for the three months ended March 31, 2013. The fair value of the embedded derivatives was determined using Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 100.30%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 0.47 to .64 years, and (5) estimated fair value of the Company’s common stock of $1.75 per share.

The charge of the amortization of debt discount and costs for the year ended three months ended March 31, 2013 was $69,553.

NOTE 8 - NOTES PAYABLE

Notes payable as of March 31, 2013 and December 31, 2012 are comprised of the following:

	March 31, 2013	December 31, 2012
Mortgage payable	$7,420,754	$7,444,580
Note payable, GE Capital (construction), MRI	424,995	450,604
Note payable, GE Capital (construction), 2	140,487	153,340
Note Payable, GE Capital (MRI)	1,779,222	1,806,932
Note Payable, GE Capital (X-ray)	209,976	213,126
Note payable, Auto	25,992	27,300
Note payable, Dr. Richard Newman	-	5,000
	10,001,426	10,300,882
Less: current portion	(712,840)	(690,586)
	$9,288,586	$9,410,296

Mortgage payable

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,752.61 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016.  The note is secured by land and the building along with first priority assignment of leases and rents.  In addition, the Company's Chief Executive Officer provided a limited personal guaranty.

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of $286,723.  The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

Note payable, equipment financing

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million.

As of March 31, 2013, the Company drew down $450,000 against the first construction loan. This construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made in the amount of $450,000.

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

On August 22, 2012, the Company accepted the delivery of x-ray equipment under the equipment finance leases discussed above. As such, the component piece accepted of $212,389 is due over 60 months at $-0- the first three months; $4,300 for the remaining 57 months including interest at 7.9375% per annum. On March 8, 2013, the Company amended the finance lease to interest only payments of $1,384 for three months; $4,575 for the remaining 56 monthly payments.

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance leases discussed above. As such, the component piece accepted of $1,771,390 is due over 60 months at $-0- the first three months; $38,152 for the remaining 57 months including interest at 7.9375% per annum. On March 8, 2013, the Company amended the finance lease to interest only payments of $11,779 for three months; $38,152 for the remaining 56 monthly payments.

Note payable, Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, secured by related equipment.

Note payable, Newman

In connection with the acquisition of First Choice – Brevard as described in Note 1 above, the Company assumed a $45,000 non-interest bearing, unsecured note payable to Dr. Richard Newman at $5,000 per month, maturing on January 1, 2013 and is paid in full.

Aggregate maturities of long-term debt as of March 31, 2013 are as follows:

	Amount
Nine months ended December 31, 2013		$591,130
Year ended December 31, 2014		732,570
Year ended December 31, 2015		710,269
Year ended December 31, 2016 and after		$7,967,457
Total	S	10,001,426

NOTE 9 - RELATED PARTY TRANSACTIONS

As more fully described in Note 5 above, CCR of Melbourne, Inc., an entity owned and controlled by the Company’s Chief Executive Officer, provides a $500,000 unsecured, revolving line of credit to the Company. As of March 31, 2013, $189,536 was outstanding. The Company paid $3,206 and $345 as related party interest for the three months ended March 31, 2013 and 2012, respectively.

As more fully described in Note 6 above, the Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The HSR Note is in default, and the Company will endeavor to reach satisfactory terms with HSR to repay its obligation. Interest expense on HSR Note for period ending March 31, 2013 and 2012 is $9,083 and $0, respectively.

NOTE 10 - CAPITAL STOCK

In February 2013, the Company issued 60,000 shares of its common stock for services rendered.  The shares of common stock were valued at $60,000, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the service provided.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company's common stock issued at March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.60	1,875,000	5.75	$3.60	1,875,000	$3.60

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011:	1,875,000	$3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012:	1,875,000	3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2013:	1,875,000	$3.60

As of March 31, 2013, the Company had no outstanding options.

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

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the three months ended March 31, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,135,012	$-	$-	$1,135,012
Rental revenue	371,664	-	-	(104,995)	266,669
Total Revenue	371,664	1,135,012	-	(104,995)	1,401,681

Operating expenses:
Salaries & benefits	3,000	473,646	146,113	-	622,759
Other operating expenses	100,936	314,833	-	(111,294)	304,475
General and administrative	19,228	132,217	101,574	-	253,019
Depreciation and amortization	40,731	81,889	-	-	122,620
Total operating expenses	163,895	1,002,585	247,687	(111,294)	1,302,873

Net income (loss) from operations:	207,769	132,427	(247,687)	6,299	98,808

Interest expense	(113,390)	(57,998)	(128,253)	-	(299,641)
Amortization of financing costs	(14,337)	-	-	-	(14,337)
Loss on change in derivative liability	-	-	(40,649)	-	(40,649)
Other income (expense)	750	-	-	-	750

Net Income (loss):	80,792	74,429	(416,589)	6,299	(255,069)

Income taxes	-	-	-	-	-

Net income (loss)	$80,792	$74,429	$(416,589)	$6,299	$(255,069)

Summary Statement of Operations for the three months ended March 31, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Rental Revenue	$360,187	$-	$-	$(29,971)	$330,216
Total Revenue	360,187	-	-	(29,971)	330,216

Operating expenses:
Salaries and benefits	3,000		64,596		67,596
Other operating expenses	97,298				97,298
General and administrative	15,793	-	238,325	(29,971)	224,147
Depreciation and amortization	40,365	-	-	-	40,365
Total operating expenses	156,456	-	302,921	(29,971)	429,406

Net income (loss) from operations:	203,731	-	(302,921)	-	(99,190)

Interest expense	(114,735)	-		-	(114,735)
Amortization of finance costs	(14,337)	-	-	-	(14,337)
Other income (expense)	750	-	-	-	750

Net Income (loss):	75,409	-	(302,921)	-	(227,512)

Income taxes	(4,605)	-	27,708	-	23,103

Net income (loss)	$70,804	$-	$(275,213)	$-	$(204,409)

Assets:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At March 31, 2013:	$5,033,063	$5,134,681	$48,967	$-	$10,216,711
At December 31, 2012:	$4,938,954	$5,183,592	$8,702	$-	$10,131,248

Assets acquired
Three months ended March 31, 2013	$-	$2,103	$-	$-	$2,103
Three months ended March 31, 2012	$-	$-	$6,750	$-	$6,750

NOTE 13 – SUBSEQUENT EVENTS

On May 6, 2013, the Company entered into an agreement with DCConsulting Inc., to provide business advisory services, shareholder information services, and public relations services. DCConsulting will also provide strategy on marketing of the Company’s business strategies and increase market awareness.

On May 1, 2013, the company entered into an agreement with MTI Capital, LLC. for a line of credit that could advance up to $2 million at the lender’s discretion. The terms include a 12% annual rate of interest and at the Lender’s option the Lender has the right to convert any unpaid principal and interest balance at a fixed price that has been determined to be the closing price of the stock as of May 1, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the SEC. Words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project or projected,” or similar expressions are intended to identify “forward-looking statements”. Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned elsewhere in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include, but are not limited to: (i) variations in revenue, (ii) possible inability to attract investors for its equity or other securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment. The risks identified here are not exhaustive. New risks emerge from time to time and it is not possible for management to predict all of such risks, nor can it assess the impact of all such risks on the Company's business or the extent to which any risk or combination of risks may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the information, including any risk factors, set forth herein and in other reports and documents that we file from time to time with the SEC, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

The financial information set forth in the following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

OVERVIEW AND HISTORY

We were incorporated in the State of Colorado on May 30, 2007 to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services.  IVS was incorporated in the State of Florida on September 28, 1987, and on June 30, 2007, we issued 2,429,000 common shares to Mr. Michael West in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which was then a wholly-owned inactive subsidiary of the Company. The consideration for the disposition was the net liability assumption by the purchaser.

On December 29, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with FCID Medical, Inc., a Florida corporation (“FCID Medical”) and FCID Holdings, Inc., a Florida corporation (“FCID Holdings”), which is at times referred to herein with FCID Medical as “FCID,” and the shareholders of FCID (the “FCID Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the FCID Shareholders exchanged 100% of the outstanding common stock of FCID for a total of 10,000,000 common shares of the Company, resulting in FCID Medical and FCID Holdings being 100% owned subsidiaries of the Company (the “Share Exchange”).

In connection with the Share Exchange Agreement, in addition to the foregoing and effective on the closing date, Michael West resigned as President, Treasurer and a director of the Company.  Mr. Steve West resigned as an officer of the Company but retained a directorship with the Company and subsequently resigned as such in 2011. After such resignations, Christian Charles Romandetti was appointed President, Chief Executive Officer and a director of the Company, and Donald Bittar was appointed Chief Financial Officer, Treasurer and Secretary of the Company. Currently, Mr. Bittar also is a director.

Merger, Reincorporation and Change in Name

On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with FCHS, a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company’s state of incorporation changed from Colorado to Delaware (the “Reincorporation”) and (b) every four shares of Company’s common stock was exchanged for one share of FCHS common stock (effectively resulting in a four-to-one reverse split of the Company’s common stock) (the “Reverse Split”), and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. As a result of the Reincorporation, the Company presently operates under the name First Choice Healthcare Solutions, Inc. The effective date for the Reincorporation and the Reverse Split was April 4, 2012. The Company changed its name to be more closely aligned with its target market.

 All operations are conducted through our direct and indirect wholly-owned subsidiaries: FCID Medical and FCID Holdings.  First Choice - Brevard, the wholly-owned subsidiary operating the multi-specialty medical clinic, is wholly owned by FCID Medical. We have real estate holdings through FCID Holdings, Inc., of which Marina Towers, LLC is wholly-owned subsidiary.  A diagram of our corporate structure is set forth below:

Our Business

The cornerstone of our business plan is developing, via acquisition or restructuring, multi-specialty clinics, into a synergistic, state-of-the-art, efficient medical centers of excellence. The Company has carved a new niche in the multi-billion dollar health care industry by offering a paradigm to the way physicians practice medicine. Our centers of excellence include an optimal mix of synergistic multi-specialty physicians combined with an array of diagnostic capabilities.

Business Strategy

We are dedicated to providing the excellent quality and cost effective healthcare services to the communities and patients we serve. Our steadfast goal is to create an environment of excellent patient care, proactive attitudes and the enthusiastic spirit in every member of our team. We strive to be an unsurpassed provider of orthopedic, neurological and interventional pain medicine services supported by an array of the latest technological and medical ancillary diagnostic tools located within each facility.

Our operational strategy for our medical facilities is devoted to the excellent care of our patients. Our driven willingness to address our patients’ needs, ranging from their physical health to their emotional well-being, has helped direct the operating improvements in our business.

Our strategic focus is to expand our healthcare business by making selective employment of physicians and or acquisition of physician practices in other select markets. Our expansion program plans to provide:

•	Additional revenues;
•	More rapid growth;
•	Economies of scale in billing, collection, purchasing, advertising and compliance; and
•	Increased exposure to our brand.

First Medical Center of Excellence

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a management agreement to manage the medical practice of First Choice - Brevard. On April 2, 2012, we completed the acquisition of the practice and acquired all of the issued and outstanding membership interests of First Choice - Brevard. Since acquiring First Choice - Brevard:

•	Monthly patient visits have increased;
•	Accounts receivable turnaround time has improved; and
•	The number of physicians and healthcare professionals has increased

New MRI and X-ray Facility

Following the acquisition of First Choice - Brevard, on May 21, 2012, the Company completed a $2.4 million financing with GE Healthcare Financial Services for a state-of-the-art, technologically advanced GE X-ray machine and MRI system. Both the X-ray and MRI systems were installed and fully operational within First Choice - Brevard’s Center of Excellence on August 22, 2012, and September 27, 2012 respectively.

We are proud to have installed the newest and among the most technologically advanced MRI system in our target market area. The GE MRI Gem Suite system has been certified by the American College of Radiology. The MRI facility was positioned and installed to capitalize on the river views, which is intended to promote patient relaxation and comfort. This is intended to produce a better study which in turn contributes to a better patient experience. The MRI system is housed in a newly constructed expansion space within First Choice - Brevard’s Center of Excellence. The Center’s expansion space, specifically designed for the MRI system, is located within the Company’s headquarters building. Billing and patient volume for MRI and X-ray services continues to track on plan.

The Diagnostic Equipment and Facilities Expansion initiative was successful with all of the equipment, systems and the facility fully operational and revenue productive.

Customer service for our medical patients continues to significantly improve.

A new paradigm medical Center of Excellence

Some retail business models have been successful with broad customer demographics, easy service provider substitution, intense competition and continuing lower profit margins. We view medical centers as a retail-oriented business delivering excellent medical services direct to patients, who are the consumers. Unlike transportation, fast food, electronics and other retailers, medical centers, generally, have not been quick to adapt themselves to operating successfully with lower profit margins and growing competition. The successful retail businesses recognized the importance of embracing information technology, telecommunication and functional economies of scale to allow high service levels to continue, while retaining acceptable profit margins. Their corporate cultures include a commitment to ensuring the best possible customer experience through consistent, predictable and superior service levels in every aspect of their business. They have learned to become profitable in the face of greater pressure on margins and increasing competition. We believe that one of the keys to our success is our new paradigm of our multi-specialty medical centers of excellence. While adopting the leading edge retail service practices, the Company remains committed to excellent patient service levels intended to achieve predictable and acceptable profit margins.

Excellent medical service levels with a human touch

Our business model is intended to bring the best retail practices to operating a multi-specialty medical center successfully with a “human touch.”  Patients want their pain, fear and concerns acknowledged and considered.  They want to be treated with dignity and respect.   From the patient’s first interaction with us, making an appointment to see a doctor, our strategic and tactical goals are to provide the best possible patient healthcare experience through consistent, predictable and superior service levels in every aspect of our clinics.  Timely appointments, accurate and current patient information, attention to detail and careful patient follow up are part of our commitment to an excellent patient experience.  Management actively monitors the daily service level objectives of every aspect of the patient experience from the initial appointment through the end of treatment.  Clinic staff is encouraged and rewarded for exceeding their service level objectives.

Medical service mix

Like other successful business models for professional medical services, ours is designed to offer the most synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can be more revenue positive than others.  Physicians need access to diagnostic equipment, like X-Ray, MRI and physical therapy.  Patients expect their physicians to have access to the best diagnostic and service delivery equipment.  Without diagnostic services many medical practices will find it difficult to maintain their current margins of profitability.  We combine medical specialties and diagnostic services at our locations to maintain or increase the capability for profit.  While one specialty may have high reimbursements for their professional service but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursement but high volume diagnostic equipment use.  Operating independently, each specialty group would face retreating profit margins and a significant challenge to maintain high service levels with adequate equipment and current technologies.  However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income.  Since the combination is more profitable than either of its components, there is a favorable opportunity to sustain profit margins that will allow the facility to maintain high service levels with leading edge equipment and state of the art technologies.

In recruiting, selecting and hiring physicians, we employ physicians with the highest patient care reviews always making superior quality of service our number one priority.  Our expansion plan is to employee physicians in multiple multi-specialty medical centers located in other geographic markets.  In future facilities, we expect to work to maintain the optimal combination of medical specialties we believe will support the most profitable mix of professional service fees.  This business model, in turn, is most likely to provide our physicians with the best diagnostic equipment available, our patients with the best possible medical experience and the Company with the potential when combining physicians and diagnostic equipment to maintain attractive profit margins.

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

High technology infrastructure supporting excellent human touch patient experiences

Successful retail models in other industries already effectively use telecommunications, remote computing, mobile computing, cloud computing, virtual networks and other leading-edge technologies to manage geographically diverse operating units. These technologies create the infrastructure to allow a central management team to monitor, direct and control geographically dispersed operating units and subcontractors, including national operations.

We believe that the FCHS business model incorporates the best of these technologies. A central management team monitors, directs and controls our multi-specialty medical centers of excellence and all the necessary support subcontractors. We operate a secure paperless system with electronic patient medical records. Test results, X-ray and MRI images, diagnoses, patient notes, visit reports, billing information, insurance coverage, and patient identification information are all contained within the electronic medical record, allowing physicians and staff instant access to every aspect of a patient’s medical information from anywhere, in any clinic. The patient billing, accounts receivable and collection functions also are paperless. A majority of our third party payors remit by EFT and wire transfers. Accordingly, every aspect of the business is positioned to achieve high productivity and lower administrative headcounts and per capita expenses.

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues

Comparing our operations, we had revenues of $1,401,681 for the three months ended March 31, 2013, compared to revenues of $330,216 for the three months ended March 31, 2012. The increase in revenue of $1,071,465, or 324%, is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012, which added $1,135,012 in medical revenue for the quarter ended March 31, 2013 compared to nil for the same period last year. We had a decrease of $63,547 in rental income from the three months ended March 31, 2012 to the three months ended March 31, 2013. The decrease is attributable to the fact our medical segment currently leases their facility from our Marina Towers segment compared to the same period last year where Marina Towers leased to an independent group.

Operating expenses

Salaries and benefits

Salaries and benefits increased to $622,759 for the three months ended March 31, 2013 from $67,596 for the three months ended March 31, 2012, which is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012, which added $473,646 in salary and benefits expenses for the quarter ended March 31, 2013 compared to nil for the same period last year. In addition, corporate salaries and benefits increased by $81,517 from $64,596 for the three months ended March 31, 2012 to $146,113 for the current period, primarily from non-cash stock based compensation of $60,000 paid to our board of directors for services in the current period as compared to nil for same period last year.

Other operating expenses

Other operating expenses increased to $304,475 for the three months ended March 31, 2013 from $97,298 for the three months ended March 31, 2012, which is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012, which added $203,539 in other operating expenses for the quarter ended March 31, 2013 compared to nil for the same period last year.

General and administrative

General and administrative expenses increased to $253,019 for the three months ended March 31, 2013 from $224,147 for the same period, last year; a net increase of $28,872 or 13%. The increase is primarily attributable to the added expenses associated with our acquisition of First Choice - Brevard in April 2012.

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

Depreciation and amortization

Depreciation and amortization increased from $40,365 for the three months ended March 31, 2012 to $122,620 for the three months ended March 31, 2013. The increase is a direct result of the added property and equipment with our April acquisition.

Other income (expense):

During 2013 and 2012, we issued convertible promissory notes with an embedded derivative, all requiring us to establish the fair value of the derivatives for each reporting period and mark it to market as a non-cash adjustment to our current period operations.  This resulted in a net loss from change in fair value of derivative liability of $40,649 for the three months ended March 31, 2013 as compared to nil for the three months ended March 31, 2012.

Interest expense was $299,641 and $114,735 for the three months ended March 31, 2013 and 2012, respectively.  The increase in our interest expense was due in part to the added construction and equipment financing we incurred in connection with our April 2012 acquired medical practice. In addition, we incurred a non-cash interest cost of $69,553 for the three month period ended March 31, 2013 relating to the amortization of debt discounts associated to our convertible debt as compared to nil for same period, last year.

Net Loss

We had a net loss of $255,069 for the three months ended March 31, 2013 compared to a net loss of $204,409 for the same period last year. The increase in net loss is mainly attributable to the increase in expenses related to the acquisition of First Choice - Brevard, LLC.

Liquidity and Capital Resources

As of March 31, 2013, we had cash or cash equivalents of $113,009.

Net cash provided by operating activities was $7,817 for the three months ended March 31, 2013, compared to cash used in operating activities of $(224,717) for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $(2,103) for the three months ended March 31, 2013, compared to $(362,064) for the three months ended March 31, 2012.

Cash flows provided by financing activities was $40,250 for the three months ended March 31, 2013, compared to net cash provided by financing activities of $89,983 for the three months ended March 31, 2012.

On February 19, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Lender”), in reliance upon the exemption from registration under Section 4(2) of the Securities Act, for the sale of an 8% convertible note in the original principal amount of $103,500 (the “Note”). The total net proceeds the Company received from this offering were $100,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 21, 2013. The Note is prepayable (with a premium) during the 180-day period after issuance. Beginning 180 days after issuance, the Note is convertible into common stock, at Lender’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting. During the most recent quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Date: May 14, 2013	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

- 22 -