Form 10-Q
period 2013-06-30
First Choice Healthcare Solutions, Inc.
filed 2013-08-13
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, the issuer had 12,845,962 shares of Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash	$92,933	$67,045
Cash-restricted	251,558	221,148
Accounts receivable	895,405	527,867
Employee loans	25,000	-
Prepaid and other current assets	132,244	69,970
Capitalized financing costs, current portion	57,348	57,348
Total current assets	1,454,488	943,378

Property, plant and equipment, net of accumulated depreciation of $1,712,639 and $1,465,939	8,783,903	8,756,631

Other assets
Capitalized financing costs, long term portion	172,912	152,911
Patient list, net of accumulated amortization of $25,000 and $24,391	275,000	275,609
Deposits	2,713	2,719
Total other assets	450,626	431,239

Total assets	$10,689,017	$10,131,248

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$821,312	$576,209
Line of credit, short term	500,000	-
Notes payable, current portion	720,662	690,586
Note payable, related party	300,000	300,000
Convertible note payable, net of unamortized debt discount of $51,095 and $160,543, respectively	77,561	43,537
Unearned revenue	24,596	39,438
Total current liabilities	2,444,131	1,649,770

Long term debt:
Deposits held	60,150	47,399
Revolving line of credit, related party	138,420	153,330
Line of credit, long term	300,796	-
Notes payable, long term portion	9,273,433	9,410,296
Derivative liability	80,582	171,987
Total long term debt	9,853,381	9,783,012

Total liabilities	12,297,512	11,432,782

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,845,961 and 12,706,795 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	12,846	12,707
Additional paid in capital	7,413,354	7,244,993
Common stock subscriptions	-	100,000
Accumulated deficit	(9,034,695)	(8,659,234)
Total stockholders' deficit	(1,608,495)	(1,301,534)

Total liabilities and stockholders' deficit	$10,689,017	$10,131,248

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Net patient service revenue	$1,208,813	$909,617	$2,343,825	$909,617
Rental revenue	260,757	282,416	527,426	612,632
Total revenue	1,469,570	1,192,033	2,871,251	1,522,249

Operating expenses:
Salaries and benefits	641,789	491,762	1,264,548	559,358
Other operating expenses	308,414	209,331	612,889	306,629
General and administrative expenses	347,326	387,572	600,345	611,718
Depreciation and amortization	126,805	73,537	249,425	113,902
Total operating expenses	1,424,334	1,162,202	2,727,207	1,591,607

Net income (loss) from operations	45,236	29,831	144,044	(69,358)

Other income (expense):
Miscellaneous income	813	750	1,563	1,500
Gain on change in fair value of derivative liability	229,631	-	188,982	-
Amortization of financing costs	(14,337)	(14,337)	(28,674)	(28,674)
Interest expense, net	(381,735)	(122,127)	(681,376)	(236,863)
Total other income (expense)	(165,628)	(135,714)	(519,505)	(264,037)

Net loss before provision for income taxes	(120,392)	(105,883)	(375,461)	(333,395)

Income taxes (benefit)	-	-	-	(23,103)

Net loss	$(120,392)	$(105,883)	$(375,461)	$(310,292)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	12,841,154	12,701,431	12,796,777	12,582,091

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

Six Months Ended June 30, 2013

(unaudited)

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2012	-	$-	12,706,795	$12,707	$7,244,993	$100,000	$(8,659,234)	$(1,301,534)
Common stock issued for services rendered	-	-	72,500	73	68,427	-	-	68,500
Common stock issued for subscription	-	-	66,666	66	99,934	(100,000)	-	-
Net loss	-	-	-	-	-	-	(375,461)	(375,461)
Balance, June 30, 2013	-	$-	12,845,961	$12,846	$7,413,354	$-	$(9,034,695)	$(1,608,495)

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,461)	$(310,292)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	249,425	113,902
Amortization of financing costs	28,674	28,674
Amortization of debt discount in connection with convertible note	207,026	-
Stock based compensation	68,500	-
Loss on change in fair value of debt derivative	(188,982)	-
Changes in operating assets and liabilities:
Accounts receivable	(367,538)	(107,038)
Accounts receivable-other	-	(205,000)
Prepaid expenses and other	(87,274)	(86,060)
Restricted funds	(30,410)	(43,758)
Accounts payable and accrued expenses	269,678	69,482
Unearned income	(14,842)	3,196
Deferred income taxes	-	(23,103)
Net cash (used in) operating activities	(241,204)	(559,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition	-	48,761
Cash payments for acquisition	-	(143,366)
Purchase of equipment	(273,972)	(190,368)
Net increase (decrease) in deposits	12,757	(17)
Net cash used in investing activities	(261,215)	(284,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from related party line of credit	(14,910)	110,000
Proceeds from convertible note payable	103,500	-
Proceeds from lines of credit	750,004	-
Proceeds from notes payable	117,322	274,485
Net payments on notes payable	(427,609)	(51,637)
Net cash provided by financing activities	528,307	332,848

Net increase (decrease) in cash and cash equivalents	25,888	(512,139)
Cash and cash equivalents, beginning of period	67,045	528,303

Cash and cash equivalents, end of period	$92,933	$16,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$474,350	$231,695
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in connection with acquisition of First Choice Medical Group, Inc.	$-	$702,849

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of June 30, 2013 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FCID Holdings, Inc., MTMC of Melbourne, Inc., Marina Towers, LLC, FCID Medical Inc. and First Choice - Brevard, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s two principal operating segments (see Note 13).

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

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard, LLC and is amortized ratably over the estimated useful life of 15 years. Amortization for the three and six months ended June 30, 2013 was $5,000 and $10,000, respectively, and for the three and six months ended June 30, 2012 was $5,000 and $5,000, respectively.  Accumulated amortization of patient list costs were $25,000 and $24,391 at June 30, 2013 and December 31, 2012, respectively.

 Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of June 30, 2013, the Company had $92,933 in cash.

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and six months ended June 30, 2013 was $14,337 and $35,790, respectively; and for the three and six months ended June 30, 2012 was $14,337 and $28,674, respectively.  Accumulated amortization of deferred financing costs was $105,138 and $76,464 at June 30, 2013 and December 31, 2012, respectively.

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.   Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts net of doubtful accounts. Credit for acocunts receivable is generally extended on a short-term basis; thus account receivables do not bear interest. Accounts receivable are periodically evaluated for collectability based on a rolling average of cash received as a percentage of gross billing.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt, warrants and stock options (calculated using the treasury stock method).   Fully diluted shares outstanding were 14,093,309 and 12,701,431 for the three months ended June 30, 2013 and 2012, respectively and 14,048,931 and 12,582,091 for the six months ended June 30, 2013 and 2012, respectively.

Stock based compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. As of June 30, 2013, the Company had no non-employee options outstanding to purchase shares of common stock.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has conversion provisions based on a discount to the market price of the Company’s common stock.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 2 — LIQUIDITY

The Company incurred various non-recurring expenses in 2012 in connection with operating startup costs relating to the acquisition of a medical practice.  Management believes the positive year-end earnings before interest, taxes, depreciation and amortization and the continuing trend of positive growth before interest, taxes, depreciation and amortization through June 2013 will support improved liquidity. The Marina Towers building is fully occupied. The Company believes that ongoing operations of Marina Towers, LLC, the current positive cash balance along with the successful completion of its business development plan will allow the Company to continue to improve its working capital and that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report.  Liquidity may also be supported with the $500,000 line of credit through CCR of Melbourne which as of June 30, 2013 has only used $138,420 of the available line along with additional accounts receivable and general purchase lines of credits established this quarter. However, there can be no assurance that the Company will be successful in completing its business development plan.

NOTE 3 - CASH - RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements.

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,758,818	1,691,625
Medical office improvement	1,410,028	1,410,028
Automobiles	29,849	29,849
Computer equipment	188,451	186,549
Medical equipment	2,164,389	2,039,393
MRI center	784,999	705,118
Office equipment	104,840	104,840
	10,496,542	10,222,570
Less: accumulated depreciation	(1,712,639)	(1,465,939)
	$8,783,903	$8,756,631

During the three and six months ended June 30, 2013, depreciation expense charged to operations was $119,688 and $237,309, respectively and during the three and six months ended June 30, 2012, depreciation expense charged to operations was $73,537 and $113,902, respectively.

NOTE 5 – LINES OF CREDIT

Line of credit, CT Capital

On June 18, 2013, the Company’s subsidiary, First Choice Medical Group of Brevard, LLC, entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital. Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”).

Under the Loan Agreement, the Lender has committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice Medical Group of Brevard, LLC with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016 (the “Maturity Date”). Interest shall be due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable, and assets of the Company’s subsidiary, First Choice Medical Group of Brevard, LLC. The assets constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable will also include 50% of all accounts receivable protected by Legal Letters of Protection.

At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to $.75 per share.

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

The Loan Agreement is personally guaranteed by the Company’s Chief Executive Officer.

Line of Credit, MTI Capital

On May 1, 2013, the Company entered into a loan commitment whereby MTI Capital LLC provided a line of credit up to $2,000,000 in the form of a convertible loan with interest at 12% per annum, payable monthly with principal due two years from the effective date of the loan. There was an outstanding balance of $300,796 as of June 30, 2013.

At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to $.75 per share. Advances on the line of credit are at the sole discretion of MTI Capital LLC.

The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

NOTE 6 – LINE OF CREDIT, RELATED PARTY

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012.  Advances on the line of credit are at the sole discretion of CCR of Melbourne, Inc.  As of June 30, 2013, $138,420 was outstanding. The Company paid $3,883 and $7,089 as related party interest for the three and six months ended June 30, 2013, respectively. The Company paid $2,359 and $2,705 as related party interest for the three and six months ended June 30, 2012, respectively.

NOTE 7 – NOTE PAYABLE, RELATED PARTY

The Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The HSR Note is in default, and the Company will endeavor to reach satisfactory terms with HSR to repay its obligation. The Company paid $9,184 and $18,267 as interest on the HSR note for the three and six months ended June 30, 2013. The Company paid $1,869 as related party interest for the three and six months ended June 30, 2012, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On June 17, 2013, the Company paid off the outstanding Note due September 18, 2013 and accordingly recorded a gain from change in fair value of debt derivative of $171,987

Convertible notes payable at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Note payable, 8% per annum due September 18, 2013, net of unamortized debt discount of $160,543, respectively, including accrued interest	$-	$43,537
Note payable, 8% per annum due November 21, 2013, net of unamortized debt discount of $51,095, including accrued interest	77,561	-
	77,561	43,537
Less: current portion	(77,561)	(43,537)
	$-	$-

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

At June 30, 2013, the Company marked to market the fair value of the debt derivatives contained in the Company’s convertible note and determined the aggregate fair value to be $80,582. The Company recorded a gain from change in fair value of debt derivatives of $16,995 for the six months ended June 30, 2013. The fair value of the embedded derivatives was determined using Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 117.96%, (3) weighted average risk-free interest rate of 0.04%, (4) expected life of 0.39 years, and (5) estimated fair value of the Company’s common stock of $0.92 per share.

The charge of the amortization of debt discount and costs for the three and six months ended June 30, 2013 was $137,472 and $207,026, respectively.

The Company has a loan commitment to fully discharge the indebtedness on the convertible note payable due in August 2013.

NOTE 9 - NOTES PAYABLE

Notes payable as of June 30, 2013 and December 31, 2012 are comprised of the following:

	June 30, 2013	December 31, 2012
Mortgage payable	$7,399,065	$7,444,580
Note payable, GE Capital (construction), MRI	385,979	450,604
Note payable, GE Capital (construction), 2	127,553	153,340
Note Payable, GE Capital (MRI)	1,727,681	1,806,932
Note Payable, GE Capital (X-ray)	203,611	213,126
Note Payable, GE Arm	125,299	-
Note payable, Auto	24,907	27,300
Note payable, Dr. Richard Newman	-	5,000
	9,994,095	10,100,882
Less: current portion	(720,662)	(690,586)
	$9,273,433	$9,410,296

Mortgage payable

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,752.61 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016.  The note is secured by land and the building along with first priority assignment of leases and rents.  Tenant rents are mailed to lockbox operated by the mortgage service company.  In addition, the Company's Chief Executive Officer provided a limited personal guaranty.

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of $286,723.  The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

Note payable, equipment financing

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million.

As of June 30, 2012, the Company drew down a total of $450,000 against the first construction loan. This construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made in the amount of $450,000.

On September 24, 2012, the Company drew down a total of $150,000 against the second construction loan. This construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made in the amount of $150,000.1

The Company entered into an aggregate of $2,288,679 equipment finance leases subject to delivery and acceptance. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

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

On February 25, 2013, the Company accepted the delivery of C-arm equipment under the equipment finance leases discussed above. As such, the component piece accepted of $117,322 is due over 63 months at $-0- the first three months; $2,388 for the remaining 60 months including interest at 7.39% per annum.

Note payable, Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, secured by related equipment.

Note payable, Newman

In January 2013, the following note was paid in full.

In connection with the acquisition of First Choice – Brevard as described in Note 1 above, the Company assumed a $45,000 non-interest bearing, unsecured note payable to Dr. Richard Newman at $5,000 per month, maturing on January 1, 2013.

Aggregate maturities of long-term debt as of June 30, 2013 are as follows:

Amount
Six months ended December 31, 2013	$583,799
Year ended December 31, 2014	732,570
Year ended December 31, 2015	710,269
Year ended December 31, 2016 and after	7,967,457
Total	$9,994,095

NOTE 10 - RELATED PARTY TRANSACTIONS

As more fully described in Note 6 above, CCR of Melbourne, Inc., an entity owned and controlled by the Company’s Chief Executive Officer, provides a $500,000 unsecured, revolving line of credit to the Company. As of June 30, 2013, $138,420 was outstanding. The Company paid $3,883 and $7,089 as related party interest for the three and six months ended June 30, 2013, respectively.

As more fully described in Note 7 above, the Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The HSR Note is in default, and the Company will endeavor to reach satisfactory terms with HSR to repay its obligation. The Company paid $9,184 and $18,267 as interest on the HSR note for the three and six months ended June 30, 2013, respectively. Mr. Halpern is an Affiliate of HS Real Company LLC and a Director of the Company.

NOTE 11 - CAPITAL STOCK

In May 2013, the Company engaged DC Consulting for business advisory services and issued 12,500 shares of its common stock for services rendered.  The shares of common stock were valued at $8,500, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the service provided.

In May 2013, the Company engaged the services of David Hirschman to provide the Company with business advisory services, shareholder information services and public relations services. The Company paid $25,000 for services rendered through June 30, 2013.

For the six month period ending June 30, 2013 the total of the Company’s common shares issued for services rendered was 72,500: 60,000 shares issued to members of the Board of Directors for the period ending March 31, 2013 and 12,500 shares issued to DC Consulting in the period ending June 30, 2013.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related prices for the shares of the Company's common stock issued at June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.60	1,875,000	5.50	$3.60	1,875,000	$3.60

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011:	1,875,000	$3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012:	1,875,000	3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013:	1,875,000	$3.60

As of June 30, 2013, the Company had no outstanding options.

NOTE 13 - SEGMENT REPORTING

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

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the three months ended June 30, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,208,813	$-	$-	$1,208,813
Rental revenue	366,902	-	-	(106,145)	260,757
Total Revenue	366,902	1,208,813	-	(106,145)	1,469,570

Operating expenses:
Salaries & benefits	3,000	535,105	103,684	-	641,789
Other operating expenses	93,140	321,488	-	(106,214)	308,414
General and administrative	20,113	174,768	152,445	-	347,326
Depreciation and amortization	41,011	85,794	-	-	126,805
Total operating expenses	157,264	1,117,155	256,129	(106,214)	1,424,334

Net income (loss) from operations:	209,638	91,658	(256,129)	69	45,236

Interest expense	(118,775)	(72,736)	(190,224)	-	(381,735)
Amortization of financing costs	(14,337)	-	-	-	(14,337)
Gain on change in derivative liability	-	-	229,631	-	229,631
Other income (expense)	813	-	-	-	813

Net Income (loss):	77,339	18,922	(216,722)	69	(120,392)

Income taxes	-	-	-	-	-

Net income (loss)	$77,339	$18,922	$(216,722)	$69	$(120,392)

Summary Statement of Operations for the three months ended June 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$909,617	$-	$-	$909,617
Rental Revenue	370,198	-	-	(87,782)	282,416
Total Revenue	370,198	909,617	-	(87,782)	1,192,033

Operating expenses:
Salaries and benefits	3,000	389,320	99,442		491,762
Other operating expenses	81,190	191,753		(63,612)	209,331
General and administrative	27,171	234,637	149,934	(24,170)	387,572
Depreciation and amortization	40,365	33,172	-	-	73,537
Total operating expenses	151,726	848,882	249,376	(87,782)	1,162,202

Net income (loss) from operations:	218,472	60,735	(249,376)	-	29,831

Interest expense	(116,915)	(1,869)	(3,343)	-	(122,127)
Amortization of finance costs	(14,337)	-	-	-	(14,337)
Other income (expense)	750	-	-	-	750

Net Income (loss):	87,970	58,866	(252,719)	-	(105,883)

Income taxes	-	-	-	-	-

Net income (loss)	$87,970	$58,866	$(252,719)	$-	$(105,883)

Summary Statement of Operations for the six months ended June 30, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$2,343,825	$-	$-	$2,343,825
Rental revenue	738,566	-	-	(211,140)	527,426
Total Revenue	738,566	2,343,825	-	(211,140)	2,871,251

Operating expenses:
Salaries & benefits	6,000	1,008,751	249,797	-	1,264,548
Other operating expenses	194,076	636,321	-	(217,508)	612,889
General and administrative	39,341	306,985	254,019	-	600,345
Depreciation and amortization	81,742	167,683	-	-	249,425
Total operating expenses	321,159	2,119,740	503,816	(217,508)	2,727,207

Net income (loss) from operations:	417,407	224,085	(503,816)	6,368	144,044

Interest expense	(232,165)	(130,734)	(318,477)	-	(681,376)
Amortization of financing costs	(28,674)	-	-	-	(28,674)
Gain on change in derivative liability	-	-	188,982	-	188,982
Other income (expense)	1,563	-	-	-	1,563

Net Income (loss):	158,131	93,351	(633,311)	6,368	(375,461)

Income taxes	-	-	-	-	-

Net income (loss)	$158,131	$93,351	$(633,311)	$6,368	$(375,461)

Summary Statement of Operations for the six months ended June 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$909,617	$-	$-	$909,617
Rental Revenue	730,385	-	-	(117,753)	612,632
Total Revenue	730,385	909,617	-	(117,753)	1,522,249

Operating expenses:
Salaries and benefits	6,000	389,320	164,038		559,358
Other operating expenses	178,488	191,753		(63,612)	306,629
General and administrative	42,964	234,637	388,258	(54,141)	611,718
Depreciation and amortization	80,730	33,172	-	-	113,902
Total operating expenses	308,182	848,882	552,296	(117,753)	1,591,607

Net income (loss) from operations:	422,203	60,735	(552,296)	-	(69,358)

Interest expense	(231,651)	(1,869)	(3,343)	-	(236,863)
Amortization of finance costs	(28,674)	-	-	-	(28,674)
Other income (expense)	1,500	-	-	-	1,500

Net Income (loss):	163,378	58,866	(555,639)	-	(333,395)

Income taxes	(11,174)	(4,062)	38,339	-	23,103

Net income (loss)	$152,204	$54,804	$(517,300)	$-	$(310,292)

Assets:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At June 30, 2013:	$5,201,390	$5,425,598	$62,029	$-	$10,689,017
At December 31, 2012:	$4,938,954	$5,183,592	$8,702	$-	$10,131,248

Assets acquired
Three months ended June 30, 2013	$67,192	$204,677	$-	$-	$271,869
Three months ended June 30, 2012	$-	$190,368	$-	$-	$190,368
Six months ended June 30, 2013	$67,192	$206,780	$-	$-	$273,972
Six months ended June 30, 2012	$-	$190,368	$-	$-	$190,368

NOTE 14 – SUBSEQUENT EVENTS

On August 5, 2013, the Company accepted terms for a convertible note with an accredited investor. The proceeds will be used to pay the convertible note payable described previously in Note 8.

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

 All operations are conducted through our direct and indirect wholly-owned subsidiaries: FCID Medical and FCID Holdings.  First Choice - Brevard, the wholly-owned subsidiary operating the multi-specialty medical clinic, is wholly owned by FCID Medical. We have real estate holdings through two wholly owned subsidiaries: FCID Holdings, Inc., which owns 99% of Marina Towers, LLC and MTMC of Melbourne Inc. which owns 1% of Marina Towers LLC.  A diagram of our corporate structure is set forth below:

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

The operational strategy for our medical facilities is devoted to the excellent care of our patients. Our driven willingness to address our patients’ needs, ranging from their physical health to their emotional well-being, has helped direct the operating improvements in our business.

Our strategic focus is to expand our healthcare business by making selective employment of physicians and or acquisition of physician practices in other select markets. Our expansion program plan is currently on target to provide:

•	Additional revenues;
•	More rapid growth;
•	Economies of scale in billing, collection, purchasing, advertising and compliance; and
•	Increased exposure to our brand.

First Medical Center of Excellence

On October 5, 2011, FCID Medical, Inc., a wholly owned subsidiary of the Company, entered into a management agreement with the medical practice of First Choice - Brevard. On April 2, 2012, we completed the acquisition of the practice and acquired all of the issued and outstanding membership interests of First Choice - Brevard. Since acquiring First Choice - Brevard:

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

We are proud to have installed what we believe to be the newest and among the most technologically advanced MRI system in our target market area. The GE MRI Gem Suite system has been certified by the American College of Radiology. The MRI facility was positioned and installed to capitalize on the river views, which is intended to promote patient relaxation and comfort. This is intended to produce a better study which in turn contributes to a better patient experience. The MRI system is housed in a newly constructed expansion space within First Choice - Brevard’s Center of Excellence. The Center’s expansion space, specifically designed for the MRI system, is located within the Company’s headquarters building. Billing and patient volume for MRI and X-ray services continues to track on plan.

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

We believe that the FCHS business model incorporates the best of these technologies. A central management team monitors, directs and controls our multi-specialty medical centers of excellence and all the necessary support subcontractors. We operate a secure paperless system with electronic patient medical records. Test results, X-ray and MRI images, diagnoses, patient notes, visit reports, billing information, insurance coverage, and patient identification information are all contained within the electronic medical record, allowing physicians and staff instant access to every aspect of a patient’s medical information from anywhere, in any clinic. The patient billing, accounts receivable and collection functions also are paperless. The majority of our third party payors remit by EFT and wire transfers. Accordingly, every aspect of the business is positioned to achieve high productivity and lower administrative headcounts and per capita expenses.

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

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenues

Comparing our operations, we had revenues of $1,469,570 for the three months ended June 30, 2013, compared to revenues of $1,192,033 for the three months ended June 30, 2012. The increase in revenue of $277,537, or 23%, is primarily attributable to the continued growth of First Choice - Brevard, where we reported $1,208,813 in medical revenue for the quarter ended June 30, 2013 compared to $909,617 for the same period last year. We had a decrease of $21,659 in rental income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease is attributable to our medical segment currently leasing their facility from our Marina Towers segment compared to the same period last year when Marina Towers leased to First Choice Medical Group of Brevard, LLC, an independent entity.

Operating expenses

Salaries and benefits

Salaries and benefits increased to $641,789 for the three months ended June 30, 2013 from $491,762 for the three months ended June 30, 2012, which is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012. We increased our staff level, by $150,027 in salary and benefits expenses for the quarter ended June 30, 2013 from the same period last year. In addition, corporate salaries and benefits increased by $4,242 from $99,442 for the three months ended June 30, 2012 to $103,684 for the three months ended June 30, 2013.

Other operating expenses

Other operating expenses increased to $308,414 for the three months ended June 30, 2013 from $209,331 for the three months ended June 30, 2012, which is primarily attributable to the continued growth of First Choice – Brevard. We incurred $321,488 in other operating expenses for the quarter ended June 30, 2013 compared to $191,753 for the same period last year. The increase is primarily attributable to our continued expansion of First Choice-Brevard.

General and administrative

General and administrative expenses decreased to $347,326 for the three months ended June 30, 2013 from $387,572 for the same period, last year; a net decrease of $40,246 or 10%. The decrease is primarily attributable to the reduction in overhead expenses First Choice – Brevard as we improve our efficiencies.

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

Depreciation and amortization

Depreciation and amortization increased from $73,537 for the three months ended June 30, 2012 to $126,805 for the three months ended June 30, 2013. The increase is a direct result of the added property and equipment with our April acquisition.

Other income (expense):

During 2013 and 2012, we issued convertible promissory notes with an embedded derivative; all requiring us to establish the fair value of the derivatives for each reporting period and mark it to market as a non-cash adjustment to our current period operations.  This resulted in a net gain from change in fair value of derivative liability of $229,631 for the three months ended June 30, 2013 as compared to nil for the three months ended June 30, 2012.

Interest expense was $381,735 and $122,127 for the three months ended June 30, 2013 and 2012, respectively.  The increase in our interest expense was due in part to the added construction and equipment financing we incurred in connection with our April 2012 acquired medical practice. In addition, we incurred a non-cash interest cost of $137,472 for the three month period ended June 30, 2013 relating to the amortization of debt discounts associated to our convertible debt as compared to nil for same period, last year.

Net Loss

We had a net loss of $120,392 for the three months ended June 30, 2013 compared to a net loss of $105,883 for the same period last year. The increase in net loss is mainly attributable to the increase in expenses related to the acquisition of First Choice - Brevard, LLC.

The following discussion involves our results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Revenues

Comparing our operations, we had revenues of $2,871,251 for the six months ended June 30, 2013, compared to revenues of $1,522,249 for the six months ended June 30, 2012. The increase in revenue of $1,349,002, or 89%, is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012, where we reported $2,343,825 in medical revenue for the six months ended June 30, 2013 compared to $909,617 for the same period last year. We had a decrease of $85,206 in rental income from the six months ended June 30, 2012 as compared to the three months ended June 30, 2013. The decrease is attributable to GAAP reporting requirements for our medical segment currently leasing their facility from our Marina Towers segment compared to the same period last year when Marina Towers leased to First Choice Medical Group of Brevard, LLC, an independent entity.

Operating expenses

Salaries and benefits

Salaries and benefits increased to $1,264,548 for the six months ended June 30, 2013 from $559,358 for the six months ended June 30, 2012, which is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012. We increased our staff level, by $619,431 in salary and benefits expenses for the six months ended June 30, 2013 from the same period last year. In addition, corporate salaries and benefits increased by $65,759 from $164,038 for the six months ended June 30, 2012 to $249,797 for the current period primarily from non-cash stock based compensation of $68,500 paid to our board of directors and service providers for services in the current period as compared to nil for same period last year.

Other operating expenses

Other operating expenses increased to $612,889 for the six months ended June 30, 2013 from $306,629 for the six months ended June 30, 2012, which is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012. We incurred $636,321 in other operating expenses for the six months ended June 30, 2013 compared to $191,753 for the same period last year reflecting six months of operations as compared to three months for the same period last year.

General and administrative

General and administrative expenses decreased to $600,345 for the six months ended June 30, 2013 from $611,718 for the same period last year for a net decrease of $11,373, or 2%. The decrease is primarily attributable to the reduction in overhead expenses First Choice – Brevard as we improve our efficiencies.

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

Depreciation and amortization

Depreciation and amortization increased from $113,902 for the six months ended June 30, 2012 to $249,425 for the six months ended June 30, 2013. The increase is a direct result of the added property and equipment with our April acquisition.

Other income (expense):

During 2013 and 2012, we issued convertible promissory notes with an embedded derivative; all requiring us to establish the fair value of the derivatives for each reporting period and mark it to market as a non-cash adjustment to our current period operations.  This resulted in a net gain from change in fair value of derivative liability of $188,982 for the six months ended June 30, 2013 as compared to nil for the six months ended June 30, 2012.

Interest expense was $681,376 and $236,863 for the six months ended June 30, 2013 and 2012, respectively.  The increase in our interest expense was due in part to the added construction and equipment financing we incurred in connection with our April 2012 acquired medical practice. In addition, we incurred a non-cash interest cost of $207,026 for the six month period ended June 30, 2013 relating to the amortization of debt discounts associated to our convertible debt as compared to nil for same period, last year.

Net Loss

We had a net loss of $375,461 for the six months ended June 30, 2013 compared to a net loss of $310,292 for the same period last year. The increase in net loss is mainly attributable to the increase in expenses related to the acquisition of First Choice - Brevard, LLC.

Liquidity and Capital Resources

As of June 30, 2013, we had cash or cash equivalents of $92,933.

Net cash used in operating activities was $(241,204) for the six months ended June 30, 2013, compared to cash used in operating activities of $(559,997) for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $(261,215) for the six months ended June 30, 2013, compared to $(284,990) for the six months ended June 30, 2012.

Cash flows provided by financing activities was $528,307 for the six months ended June 30, 2013, compared to net cash provided by financing activities of $332,848 for the six months ended June 30, 2012.

On May 1, 2013, we entered into a loan commitment whereby MTI Capital LLC provided line of credit up to $2,000,000 in the form of a convertible loan with interest at 12% per annum, payable monthly with principal due two years from the effective date of the loan.

At any time, MTI Capital LLC may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to $.75 per share.

On June 18, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital. Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”).

Under the Loan Agreement, the Lender has committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to the Borrower with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016 (the “Maturity Date”). Interest shall be due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable, among other assets of the Borrower, and assets of the Company. The assets constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

The advance rate is defined as: 80% of all receivables to be 120 days or less at the true collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts will also include 50% of all accounts protected by Legal Letters of Protection.

At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to $.75 per share.

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

Changes in Internal Control over Financial Reporting. During the most recent quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Date: August 13, 2013	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

