Form 10-Q
period 2013-09-30
First Choice Healthcare Solutions, Inc.
filed 2013-11-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

709 S. Harbor City Boulevard, Suite 250, Melbourne, Florida 32901

(Address of principal executive offices)

(321) 725-0090

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 14, 2013, there were 14,701,450 shares outstanding of the registrant’s common stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash	$197,020	$67,045
Cash-restricted	258,311	221,148
Accounts receivable	1,174,488	527,867
Employee loans	35,000	-
Prepaid and other current assets	118,226	69,970
Capitalized financing costs, current portion	57,348	57,348
Total current assets	1,840,393	943,378

Property, plant and equipment, net of accumulated depreciation of $1,834,133 and $1,465,939	8,708,199	8,756,631

Other assets
Capitalized financing costs, long term portion	152,226	152,911
Patient list, net of accumulated amortization of $30,000	270,000	275,609
Patents	286,500	-
Investments	450,000	-
Deposits	2,713	2,719
Total other assets	1,161,439	431,239

Total assets	$11,710,031	$10,131,248

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$871,860	$576,209
Line of credit, short term	635,000	-
Notes payable, current portion	738,349	690,586
Note payable, related party	300,000	300,000
Convertible note payable, net of unamortized debt discount of $106,744 and $160,543, respectively	58,098	43,537
Unearned revenue	40,760	39,438
Total current liabilities	2,644,067	1,649,770

Long term debt:
Deposits held	60,150	47,399
Revolving line of credit, related party	141,448	153,330
Line of credit, long term	502,196	-
Notes payable, long term portion	9,119,238	9,410,296
Derivative liability	210,961	171,987
Total long term debt	10,033,993	9,783,012

Total liabilities	12,678,060	11,432,782

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,695,127 and 12,706,795 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	14,695	12,707
Additional paid in capital	8,235,380	7,244,993
Common stock subscriptions	-	100,000
Accumulated deficit	(9,218,104)	(8,659,234)
Total stockholders' deficit	(968,029)	(1,301,534)

Total liabilities and stockholders' deficit	$11,710,031	$10,131,248

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Net patient service revenue	$1,395,610	$798,077	$3,739,435	$1,707,694
Rental revenue	259,120	270,547	786,546	883,179
Total Revenue	1,654,730	1,068,624	4,525,981	2,590,873

Operating expenses:
Salaries and benefits	735,888	470,334	2,000,436	1,029,692
Other Operating expenses	353,034	282,813	965,923	589,442
General and administrative	298,566	376,143	898,910	987,861
Depreciation and amortization	124,378	73,518	373,803	187,420
Total operating expenses	1,511,866	1,202,808	4,239,072	2,794,415

Net income (loss) from operations	142,864	(134,184)	278,443	(203,542)

Other income (expense):
Miscellaneous income	750	750	2,313	2,250
Gain (Loss) on change in fair value of derivative liability	(1,631)	-	187,351	-
Amortization financing costs	(22,802)	(14,337)	(51,477)	(43,011)
Interest expense, net	(302,590)	(135,652)	(983,966)	(372,515)
Total other income (expense)	(326,273)	(149,239)	(845,779)	(413,276)

Net loss before provision for income taxes	(183,409)	(283,423)	(558,870)	(616,818)

Income taxes (benefit)	-	-	-	(23,103)

NET LOSS	$(183,409)	$(283,423)	$(558,870)	$(593,715)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	13,416,949	12,706,795	13,005,773	12,623,962

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

Nine Months Ended September 30, 2013

(unaudited)

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2012	-	$-	12,706,795	$12,707	$7,244,993	$100,000	$(8,659,234)	$(1,301,534)
Common stock issued for services rendered	-	-	285,000	285	155,590	-	-	155,875
Common stock issued for subscription	-	-	66,666	66	99,934	(100,000)	-	-
Common stock issued to acquire 10% in MedTech Diagnostics, LLC	-	-	1,000,000	1,000	449,000	-	-	450,000
Common stock issued to acquire patent rights from CFO	-	-	636,666	637	285,863	-	-	286,500
Net loss	-	-	-	-	-	-	(558,870)	(558,870)
Balance, September 30, 2013	-	$-	14,695,127	$14,695	$8,235,380	$-	$(9,218,104)	$(968,029)

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(558,870)	$(593,715)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	373,803	187,420
Amortization of financing costs	51,477	43,011
Amortization of debt discount in connection with convertible note	280,125	-
Stock-based compensation	155,875	-
Loss on change in fair value of debt derivative	(187,351)	-
Changes in operating assets and liabilities:
Accounts receivable	(646,621)	(166,447)
Accounts receivable-other	-	(205,000)
Prepaid expenses and other	(83,256)	(72,973)
Restricted funds	(37,163)	(126,070)
Accounts payable and accrued expenses	306,412	231,497
Unearned income	1,322	3,774
Deferred income taxes	-	(23,103)
Net cash used in operating activities	(344,247)	(721,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition	-	48,761
Cash payments for acquisition	-	(143,366)
Purchase of equipment	(319,762)	(2,473,799)
Net increase (decrease) in deposits	12,757	(323)
Net cash used in investing activities	(307,005)	(2,568,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from related party line of credit	(11,882)	190,000
Proceeds from convertible note payable	257,000	-
Proceeds from lines of credit	1,086,404	-
Proceeds from notes payable	152,659	2,871,058
Proceeds from common stock subscription	-	100,000
Net payments on notes payable	(702,954)	(202,002)
Net cash provided by financing activities	781,227	2,959,056

Net increase (decrease) in cash and cash equivalents	129,975	(331,277)
Cash and cash equivalents, beginning of period	67,045	528,303

Cash and cash equivalents, end of period	$197,020	$197,026

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$703,841	$348,302
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in connection with acquisition of First Choice Medical Group, Inc.	$-	$702,849
Common stock issued in connection with acquisition of patent	$286,500	$-
Common stock issued to acquire 10% interest in MedTech Diagnostics, LLC	$450,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of September 30, 2013 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

As a result of the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc. and its shares underwent an effective four-for-one reverse split.  Other than the foregoing, the Reincorporation did not result in any change in the business, management, fiscal year, accounting, and location of the principal executive offices, assets or liabilities of the Company.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FCID Holdings, Inc., MTMC of Melbourne, Inc., Marina Towers, LLC, FCID Medical Inc. and First Choice - Brevard. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party (See Note 11). The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock.

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s two principal operating segments (see Note 14 – Segment Information).

Long-Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. Amortization for the three and nine months ended September 30, 2013 was $5,000 and $15,000, respectively, and for the three and nine months ended September 30, 2012 was $5,000 and $10,000, respectively.  Accumulated amortization of patient list costs were $30,000 and $24,391 at September 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of September 30, 2013, the Company had $197,020 in cash.

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and nine months ended September 30, 2013 was $22,802 and $51,477, respectively; and for the three and nine months ended September 30, 2012 was $14,337 and $43,011, respectively.  Accumulated amortization of deferred financing costs was $127,940 and $76,464 at September 30, 2013 and December 31, 2012, respectively.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.   Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts net of doubtful accounts. Credit for accounts receivable is generally extended on a short-term basis; thus account receivables do not bear interest. Accounts receivable are periodically evaluated for collectability based on a rolling average of cash received as a percentage of gross billing.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable shares of common stock such as those related to our issued convertible debt, warrants and stock options (calculated using the treasury stock method).   Fully diluted weighted average shares outstanding were 15,628,755 and 12,806,795 for the three months ended September 30, 2013 and 2012, respectively and 15,217,578 and 14,498,962 for the nine months ended September 30, 2013 and 2012, respectively.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. As of September 30, 2013, the Company had no non-employee options outstanding to purchase shares of common stock.

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. Certain of the Company’s convertible debt has conversion provisions based on a discount to the market price of the Company’s common stock.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 — LIQUIDITY

The Company incurred various non-recurring expenses in 2012 in connection with operating startup costs relating to the acquisition of a medical practice.  Management believes the positive year-end earnings before interest, taxes, depreciation and amortization and the continuing trend of positive growth before interest, taxes, depreciation and amortization through September 30, 2013 will support improved liquidity. Moreover, subsequent to the end of the third quarter 2013 and as further detailed in Note 15 – Subsequent Events, the Company issued and sold to Hillair Capital Investments, L.P. a $2,320,000 8% Original Issue Discount Convertible Debenture, raising net proceeds of $2,000,000 less customary legal and due diligence fees. The Company then paid off or converted to equity a total of $1,238,480 in debt (see Note 15 – Subsequent Events); and modified its $1.5 million line of credit with CT Capital, providing for the reduction of the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance of 100,000 restricted shares of the Company’s common stock.

The Marina Towers building is fully occupied. The Company believes that ongoing operations of Marina Towers, LLC, the current strong, positive cash balance along with continued execution of its business development plan will allow the Company to further improve its working capital; and that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report.  However, there can be no assurance that the Company will be successful in fully executing its business development plan.

NOTE 3 — CASH - RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	1,758,818	1,691,625
Medical office improvement	1,410,028	1,410,028
Automobiles	29,849	29,849
Computer equipment	188,451	186,549
Medical equipment	2,204,641	2,039,393
MRI center	784,999	705,118
Office equipment	110,378	104,840
	10,542,332	10,222,570
Less: accumulated depreciation	(1,834,133)	(1,465,939)
	$8,708,199	$8,756,631

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT — Continued

During the three and nine months ended September 30, 2013, depreciation expense charged to operations was $130,885 and $373,803, respectively; and during the three and nine months ended September 30, 2012, depreciation expense charged to operations was $73,538 and $187,420, respectively.

NOTE 5 — INVESTMENTS

On September 7, 2013, the Company issued an aggregate of 1,000,000 shares of its common stock to acquire a 10% membership interest in MedTech Diagnostics, LLC, a Florida distributor of multi-test medical diagnostic equipment. The investment is recorded at cost, determined at the date of the acquisition, based on the fair value of the underlying issued common shares.

NOTE 6 — LINES OF CREDIT

Line of Credit, CT Capital

On June 18, 2013, the Company’s subsidiary, First Choice Medical Group of Brevard, LLC, entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital. Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice Medical Group of Brevard, LLC with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016 (the “Maturity Date”). Interest shall be due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable, and assets of the Company’s subsidiary, First Choice Medical Group of Brevard, LLC. The assets constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable will also include 50% of all accounts receivable protected by Legal Letters of Protection.  At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to $0.75 per share. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

As detailed in Note 15 – Subsequent Events, on November 8, 2013, in consideration for a fee of 100,000 shares of the Company’s common stock, restricted pursuant to Rule 144, CT Capital agreed to modify the line of credit to the Company’s subsidiary, First Choice Medical Group of Brevard, LLC. Under the loan modification agreement, the annual rate of interest was reduced from 12% per annum to 6% per annum and will remain at 6% until November 1, 2015. All other terms under the June 18, 2013 Loan and Security Agreement will remain the same.

The obligations of the Company under the Loan Agreement is guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

Line of Credit, MTI Capital

On May 1, 2013, the Company entered into a loan commitment whereby MTI Capital LLC provided a line of credit up to $2,000,000 in the form of a convertible loan with interest at 12% per annum, payable monthly with principal due two years from the effective date of the loan. On August 28, 2013, the Company amended the loan agreement to change the conversion rate from $0.75 per share to $0.45 per share. At September 30, 2013, there was an outstanding balance of $502,196; however, as detailed in Note 15 – Subsequent Events, on November 8, 2013, MTI converted the then outstanding balance of $624,000 related party principal and interest amount on the loan, into shares of the Company’s common stock at a price equal to $0.45 per share for a total of 1,386,667 shares issued.

In the third quarter 2013, the Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment or amendment.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 7 — LINE OF CREDIT, RELATED PARTY

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer.  The revolving line of credit loan matures on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012.  Advances on the line of credit are at the sole discretion of CCR of Melbourne, Inc.  As of September 30, 2013, $141,448 was outstanding. The Company accrued $3,883 and $7,089 as related party interest for the three and nine months ended September 30, 2013, respectively. The Company paid $1,391 and $3,331 as related party interest for the three and nine months ended September 30, 2012, respectively.

As detailed in Note 15 – Subsequent Events, on November 8, 2013, CCR converted the then outstanding balance of $142,483.52, representing all of the outstanding related party principal and interest amount on the loan, into shares of the Company’s common stock at a price equal to $0.45 per share for a total of 316,631 shares issued.

NOTE 8 — NOTE PAYABLE, RELATED PARTY

The Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The Company paid $9,290 and $27,642 as interest on the HSR note for the three and nine months ended September 30, 2013, respectively. The Company paid $5,912 and $7,782 as related party interest for the three and nine months ended September 30, 2012, respectively.

As detailed in Note 15 – Subsequent Events, on November 8, 2013, the Company paid off the HSR Note in full, remitting HSR $300,000 for the outstanding principal and interest balance due on the HSR Note.

NOTE 9 — CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Note payable, 8% per annum due September 18, 2013, net of unamortized debt discount of $160,543, respectively, including accrued interest	$-	$43,537
Note payable, 8% per annum due May 16, 2014, net of unamortized debt discount of $106,744, including accrued interest	58,098	-
	58,098	43,537
Less: current portion	(58,098)	(43,537)
	$-	$-

February 19, 2013 Note Payable

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

During the nine months ended September 30, 2013, the Company paid in full the above described Note payable.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 — CONVERTIBLE NOTES PAYABLE – Continued

The Company identified the embedded derivatives related to the above described Note, which included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Note and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the aggregate fair value of $97,577 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 98.67%, (3) weighted average risk-free interest rate of 0.17% (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $1.94 per share. The determined fair value of the debt derivative of $97,577 was charged as a debt discount to the Note.

The charge of the amortization of debt discount for the three and nine months ended September 30, 2013 was $51,095 and $97,577, respectively. During the nine months ended September 30, 2013, the Company recorded a net gain on change in fair value of derivative liability relating to the above described note of $97,577.

August 14, 2013 Note Payable

On August 14, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Lender”), in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the sale of an 8% convertible note in the original principal amount of $153,500 (the “Note”). The total net proceeds the Company received from this offering were $151,000.

As detailed in Note 15 – Subsequent Events, on November 8, 2013, the Company retired the Note due the Lender originally due on November 21, 2013. The Company paid the Lender $188,850 in principal and interest, and accordingly recorded a gain from change in fair value of debt derivative of $171,987.

The Company identified the embedded derivatives related to the above described Note, which included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Note and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the aggregate fair value of $128,748 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 119.96%, (3) weighted average risk-free interest rate of 0.12% (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.60 per share. The determined fair value of the debt derivative of $128,748 was charged as a debt discount to the Note.

At September 30, 2013, the Company marked to market the fair value of the debt derivatives contained in the Company’s convertible note and determined the aggregate fair value to be $210,961. The Company recorded a loss from change in fair value of debt derivatives of $82,213 for the nine months ended September 30, 2013 relating to the above described note. The fair value of the embedded derivatives was determined using Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 134.94%, (3) weighted average risk-free interest rate of 0.04%, (4) expected life of 0.62 years, and (5) estimated fair value of the Company’s common stock of $1.34 per share.

The charge of the amortization of debt discount and costs for the three and nine months ended September 30, 2013 was $22,004 and $280,125, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 — NOTES PAYABLE

Notes payable as of September 30, 2013 and December 31, 2012 are comprised of the following:

	September 30, 2013	December 31, 2012
Mortgage payable	$7,377,028	$7,444,580
Note payable, GE Capital (construction), MRI	346,226	450,604
Note payable, GE Capital (construction), 2	114,378	153,340
Note Payable, GE Capital (MRI)	1,647,155	1,806,932
Note Payable, GE Capital (X-ray)	193,904	213,126
Note Payable, GE Arm	119,999	-
Note payable, Auto	23,560	27,300
Capital lease, Equipment	35,337	-
Note payable, Dr. Richard Newman	-	5,000
	9,857,587	10,100,882
Less: current portion	(738,349)	(690,586)
	$9,119,238	$9,410,296

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

Note Payable – Equipment Financing

On May 21, 2012, the Company completed a financing with GE Healthcare Financial Services (“GE Capital”) for approximately $2.4 million.

As of September 30, 2012, the Company had drawn down a total of $450,000 against the first construction loan. This construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made in the amount of $450,000.

On September 24, 2012, the Company drew down a total of $150,000 against the second construction loan. This construction loan is payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%, beginning the earlier of a) December 2012 or b) total advances have been made in the amount of $150,000.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 — NOTES PAYABLE — Continued

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

Note Payable – Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, and secured by related equipment.

Capital Lease – Equipment

On June 11, 2013, the Company entered into a lease agreement to acquire equipment with 48 monthly payments of $956.45 payable through June 1, 2017 with an effective interest rate of 14.002% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Note Payable – Newman

In January 2013, the following note was paid in full.

In connection with the acquisition of First Choice – Brevard as described in Note 1 above, the Company assumed a $45,000 non-interest bearing, unsecured note payable to Dr. Richard Newman at $5,000 per month, maturing on January 1, 2013.

Aggregate maturities of long-term debt as of September 30, 2013 are as follows:

Amount
Three months ended December 31, 2013	$413,780
Year ended December 31, 2014	740,543
Year ended December 31, 2015	719,433
Year ended December 31, 2016 and after	7,983,831
Total	$9,857,587

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 11 — RELATED PARTY TRANSACTIONS

As more fully described in Note 7 – Line of Credit, Related Party above, CCR of Melbourne, Inc., an entity owned and controlled by the Company’s Chief Executive Officer, provided a $500,000 unsecured, revolving line of credit to the Company. As of September 30, 2013, $141,448 was outstanding. The Company accrued $3,883 and $7,089 as related party interest for the three and nine months ended September 30, 2013, respectively. As further detailed in Note 15 – Subsequent Events, on November 8, 2013, CCR converted the outstanding balance of $142,483.52, representing all of the outstanding related party principal and interest amount on the loan, into shares of the Company’s common stock at a price equal to $0.45 per share for a total of 316,631 shares issued.

As more fully described in Note 8 – Note Payable, Related Party above, the Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The Company paid $9,290 and $27,642 as interest on the HSR note for the three and nine months ended September 30, 2013, respectively. Mr. Colin Halpern is both an Affiliate of HSR and a member of the Board of Directors of First Choice Healthcare Solutions, Inc. As further detailed in Note 15 – Subsequent Events, on November 8, 2013, the Company paid off the HSR Note, remitting HSR $300,000 for the outstanding principal and interest balance due on the HSR Note.

On September 7, 2013, the Company issued 636,666 shares of its common stock to Donald Bittar, the Company’s Chief Financial Officer to acquire a patent for a medical device he invented. The patent was valued at $286,500, which was estimated to be approximate fair value of the patent acquired and did not materially differ from the fair value of the common stock.

NOTE 12 — CAPITAL STOCK

During the nine months ended September 2013, the Company issued the following shares of common stock, restricted pursuant to Rule 144, to certain officers, directors, employees and professional service providers for services rendered:

Shares Issued To	Number of Shares Issued
Board of Directors	105,000
Officers and Employees[1]	756,666
Professional Service Providers	60,000
Total	921,666

1 As detailed in Note 11 - Related Party Transactions above, shares issued to Officers and Employees includes 636,666 shares of common stock issued to Donald Bittar, the Company's CFO, to acquire a patent.

The shares were issued at fair market value on the date of service and their market value on date of issuance.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 13 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company's common stock as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
			Weighted		Weighted
Price	Outstanding	Expiration Date	Price	Exercisable	Price
$3.60	1,875,000	Dec 31, 2016	$3.60	1,875,000	$3.60

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011:	1,875,000	$3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012:	1,875,000	3.60
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013:	1,875,000	$3.60

As of September 30, 2013, the Company had no outstanding options.

NOTE 14 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has two reportable segments: Marina Towers, LLC and FCID Medical, Inc.

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building, whereas FCID Medical segment derives revenue for medical services provided to patients.

Information concerning the operations of the Company's reportable segments is as follows:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 14 — SEGMENT REPORTING — Continued

Summary Statement of Operations for the three months ended September 30, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,395,610	$-	$-	$1,395,610
Rental revenue	365,839	-	-	(106,719)	259,120
Total Revenue	365,839	1,395,610	-	(106,719)	1,654,730
Operating expenses:
Salaries & benefits	3,000	574,487	158,401	-	735,888
Other operating expenses	95,689	357,696	-	(100,351)	353,034
General and administrative	21,791	140,039	136,736	-	298,566
Depreciation and amortization	41,571	91,272	-	-	132,843
Total operating expenses	162,051	1,163,494	295,137	(100,351)	1,520,331

Net income (loss) from operations:	203,788	232,116	(295,137)	(6,368)	134,399

Interest expense	(115,241)	(78,039)	(109,310)	-	(302,590)
Amortization of financing costs	(14,337)	-	-	-	(14,337)
Gain on change in derivative liability	-	-	(1,631)	-	(1,631)
Other income (expense)	750	-	-	-	750

Net Income (loss):	74,960	154,077	(406,078)	(6,368)	(183,409)

Income taxes	-	-	-	-	-

Net income (loss)	$74,960	$154,077	$(406,078)	$(6,368)	$(183,409)

Summary Statement of Operations for the three months ended September 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$798,077	$-	$-	$798,077
Rental Revenue	364,081	-	-	(93,534)	270,547
Total Revenue	364,081	798,077	-	(93,534)	1,068,624

Operating expenses:
Salaries and benefits	3,000	406,055	61,279		470,334
Other operating expenses	111,449	319,039		(147,675)	282,813
General and administrative	10,019	173,525	138,458	54,141	376,143
Depreciation and amortization	40,365	33,153	-	-	73,518
Total operating expenses	164,833	931,772	199,737	(93,534)	1,202,808

Net income (loss) from operations:	199,248	(133,695)	(199,737)	-	(134,184)

Interest expense	(116,576)	(16,989)	(2,087)	-	(135,652)
Amortization of finance costs	(14,337)	-	-	-	(14,337)
Other income (expense)	750	-	-	-	750

Net Income (loss):	69,085	(150,684)	(201,824)	-	(283,423)

Income taxes	-	-	-	-	-

Net income (loss)	$69,085	$(150,684)	$(201,824)	$-	$(283,423)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 14 — SEGMENT REPORTING — Continued

Summary Statement of Operations for the nine months ended September 30, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$3,739,435	$-	$-	$3,739,435
Rental revenue	1,104,405	-	-	(317,859)	786,546
Total Revenue	1,104,405	3,739,435	-	(317,859)	4,525,981

Operating expenses:
Salaries & benefits	9,000	1,583,238	408,198	-	2,000,436
Other operating expenses	289,765	994,017	-	(317,859)	965,923
General and administrative	61,132	447,024	390,755	-	898,911
Depreciation and amortization	123,313	258,955	-	-	382,268
Total operating expenses	483,210	3,283,234	798,953	(317,859)	4,247,538

Net income (loss) from operations:	621,195	456,201	(798,953)	-	278,443

Interest expense	(347,406)	(208,773)	(427,787)	-	(983,966)
Amortization of financing costs	(43,011)	-	-	-	(43,011)
Gain on change in derivative liability	-	-	187,351	-	187,351
Other income (expense)	2,313	-	-	-	2,313

Net Income (loss):	233,091	247,428	(1,039,389)	-	(558,870)

Income taxes	-	-	-	-	-

Net income (loss)	$233,091	$247,428	$(1,039,389)	$-	$(558,870)

Summary Statement of Operations for the nine months ended September 30, 2012:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,707,694	$-	$-	$1,707,694
Rental Revenue	1,094,466	-	-	(211,287)	883,179
Total Revenue	1,094,466	1,707,694	-	(211,287)	2,590,873

Operating expenses:
Salaries and benefits	9,000	795,375	225,317		1,029,692
Other operating expenses	289,937	510,792		(211,287)	589,442
General and administrative	52,983	408,162	526,716		987,861
Depreciation and amortization	121,095	66,325	-	-	187,420
Total operating expenses	473,015	1,780,654	752,033	(211,287)	2,794,415

Net income (loss) from operations:	621,451	(72,960)	(752,033)	-	(203,542)

Interest expense	(348,227)	(18,858)	(5,430)	-	(372,515)
Amortization of finance costs	(43,011)	-	-	-	(43,011)
Other income (expense)	2,250	-	-	-	2,250

Net Income (loss):	232,463	(91,818)	(757,463)	-	(616,818)

Income taxes	(8,707)	3,439	28,371	-	23,103

Net income (loss)	$223,756	$(88,379)	$(729,092)	$-	$(593,715)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 14 — SEGMENT REPORTING — Continued

Assets:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At September 30, 2013:	$4,878,723	$5,947,558	$883,750	$-	$11,710,031
At December 31, 2012:	$4,938,954	$5,183,592	$8,702	$-	$10,131,248

Assets acquired
Three months ended September 30, 2013	$-	$54,255	$-	$-	$54,255
Three months ended September 30, 2012	$-	$2,283,431	$-	$-	$2,283,431
Nine months ended September 30, 2013	$67,192	$261,035	$-	$-	$328,227
Nine months ended September 30, 2012	$-	$2,473,799	$-	$-	$2,473,799

NOTE 15 — SUBSEQUENT EVENTS

Hillair Capital Investments, L.P.

On November 8, 2013, First Choice Healthcare Solutions, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hillair Capital Investments L.P. ("Hillair") whereby the Company issued and sold (the “Debenture and Warrant Transaction”) to Hillair (i) a $2,320,000, 8% Original Issue Discount Convertible Debenture due December 28, 2013, subject to extension through November 1, 2015 (the “Debenture”), and (ii) a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 2,320,000 shares of the Company’s common stock (the “Common Stock”). The closing of the Debenture and Warrant Transaction occurred on November 8, 2013 (“Original Issue Date”).

The Company issued to Hillair the Debenture and the Warrant for the purchase price of $2,000,000. At any time after the Original Issue Date until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The Company, however, has reserved the right to pay the Debenture in cash. The conversion price for the Debenture is initially $1.00 per share, subject to adjustment upon certain events, as set forth in the Debenture. Hillair may not convert the Debenture into shares of common stock below $1.00 per share provided the Company abides by the conditions set forth in the Debenture, including, but not limited to, that the Company has not issued any securities below $1.00 per share and is able to pay all of its financial obligations in cash.

Interest on the Debenture accrues at the rate of 8% annually and is payable quarterly on August 1, November 1, February 1, and May 1, beginning on August 1, 2014, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met. Commencing on February 1, 2015, the Company will be obligated to redeem a certain amount under the Debenture on a quarterly basis, in an amount equal to 580,000, plus accrued but unpaid interest and any other amounts then owed to the holder of the Debenture as further set forth therein on each of February 1, 2015, May 1, 2015, August 1, 2015 and November 1, 2015 (the “Required Redemption Amount”) for each quarter, until the Debenture’s maturity date of November 1, 2015.

Commencing six (6) months after November 8, 2013, the Company may elect to prepay, without penalty, any portion of the principal amount of the Debenture, subject to providing advance notice to the holder of the Debenture, at 120% of the then outstanding principal amount of the Debenture, plus accrued but unpaid interest and any other amounts then owed to the holder of the Debenture as further set forth therein, subject to certain conditions set forth in the Debenture.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 15 – SUBSEQUENT EVENTS – Continued

The Warrants may be exercised at any time on or after November 8, 2013 and on or prior to the close of business on June 27, 2017, at an exercise price of $1.35 per share, subject to adjustment upon certain events.

To secure the Company’s obligations under the Debenture, the Company granted Hillair a security interest in certain of its and its subsidiaries’ assets in the Company as described in the Security Agreement. In addition, certain of the Company’s subsidiaries agreed to guarantee the Company’s obligations pursuant to the Subsidiary Guarantees.

A summary of the use of proceeds received by the Company in the Hillair transaction is as follows:

Payment in Full of Balance Due on HSR Note (See Notes 8 & 15)	$300,000.00
Payment in Full of Balance Due on Accredited Investor Loan (See Notes 9 & 15)	188,850.00
Legal and Due Diligence Fees Associated with Hillair Transaction	$98,003.85
Expansion and Working Capital	$1,413,146.15
TOTAL PROCEEDS RECEIVED FROM HILLAIR	$2,000,000.00

HS Real Company, LLC

As more fully described in Note 8 – Note Payable, Related Party, the Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the "HSR Note"). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. On November 8, 2013, the Company paid off the HSR Note, remitting HSR $300,000 for the outstanding principal and interest balance due on the HSR Note.

Accredited Investor Loan

As more fully described in Note 9 – Convertible Notes Payable, on November 8, 2013, the Company retired the Note due an accredited investor originally due on November 21, 2013. The Company paid the Lender $188,850 in principal and interest, and accordingly recorded a gain from change in fair value of debt derivative of $171,987.

CCR of Melbourne, Inc.

As more fully described in Note 7 – Line of Credit, Related Party, on February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity owned and controlled by the Company's Chief Executive Officer. The revolving line of credit loan matures on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012. Advances on the line of credit are at the sole discretion of CCR of Melbourne, Inc. As of September 30, 2013, $141,448.19 was outstanding. On November 8, 2013, CCR converted the outstanding balance of $142,483.52, representing all of the outstanding related party principal and interest amount on the loan, into shares of the Company’s common stock at a price equal to $0.45 per share for a total of 316,631 shares to be issued.

MTI Capital, LLC

As more fully described in Note 6 – Lines of Credit, on May 1, 2013, the Company entered into a loan commitment whereby MTI Capital, LLC (“MTI” or the “Lender”) provided a line of credit up to $2,000,000 in the form of a convertible loan with interest at

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 15 – SUBSEQUENT EVENTS – Continued

12% per annum, payable monthly with principal due two years from the effective date of the loan. There was an outstanding balance of $505,325.91 including principal and interest as of September 30, 2013. At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to 0.45 per share. Advances on the line of credit are at the sole discretion of MTI. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment. On November 8, 2013, MTI converted the outstanding balance of $624,000 related party principal and interest amount on the loan, into shares of the Company’s common stock at a price equal to $0.45 per share for a total of 1,386,667 shares to be issued.

CT Capital LTD

On November 8, 2013, in consideration for a fee of 100,000 shares of the Company’s common stock, to be issued subject to SEC Rule 144, CT Capital agreed to modify the line of credit to the Company’s subsidiary, First Choice Medical Group of Brevard, LLC. Under the loan modification agreement, the annual rate of interest was reduced from 12% per annum to 6% per annum and will remain at 6% until November 1, 2015. All other terms under the June 18, 2013 Loan and Security Agreement will remain the same.

Hanover|Elite

On October 2, 2013, the Company entered into an agreement to engage the services of Elite Financial Communications Group, LLC, d/b/a Hanover|Elite. The terms of the agreement provide for a monthly retainer of a $6,000 and 300,000 shares of the Company’s common stock, subject to SEC Rule 144 restrictions, which shall be earned and issued quarterly as follows: 37,500 shares on January 3, 2014; 37,500 shares on April 3, 2014; 37,500 shares on July 3, 2014; and 187,500 shares on October 3, 2014.

As the Company’s investor and public relations counsel of record, Hanover|Elite will collaborate with management on developing, implementing and supporting a fully integrated corporate and shareholder communications platform; and generating meaningful awareness among and measurable support from the retail and institutional investment banking community for the Company, its compelling business plan and promising future growth potential. Jim Hock, Co-Managing Partner of Hanover|Elite and Co-Chairman of the National Investment Banking Association, will lead the IR/PR effort for the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by First Choice Healthcare Solutions, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Corporate History

The Company was incorporated in the State of Colorado on May 30, 2007 as Medical Billing Assistance, Inc. to act as a holding corporation for I.V. Services Ltd., Inc. (“IVS”), a Florida corporation engaged in providing billing services to providers of medical services. IVS was incorporated in the State of Florida on September 28, 1987; and on June 30, 2007, we issued 2,429,000 common shares to Mr. Michael West in exchange for 100% of the capital stock of IVS. In the second quarter of 2011, we disposed of IVS, which was then a wholly-owned inactive subsidiary of the Company. The consideration for the disposition was the net liability assumption by the purchaser.

On December 29, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with FCID Medical, Inc., a Florida corporation (“FCID Medical”) and FCID Holdings, Inc., a Florida corporation (“FCID Holdings”), which is at times referred to herein with FCID Medical as “FCID,” and the shareholders of FCID (the “FCID Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the FCID Shareholders exchanged 100% of the outstanding common stock of FCID for a total of 10,000,000 common shares of the Company, resulting in FCID Medical and FCID Holdings becoming 100% wholly owned subsidiaries of the Company (the “Share Exchange”).

On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., a Delaware corporation formed exclusively for the purpose of merging with the Company (“FCHS Delaware”), pursuant to which (a) the Company’s state of incorporation was changed from Colorado to Delaware (the “Reincorporation”), (b) the Company’s name was changed from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), and (c) every four shares of Company common stock was exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-for-one reverse split of the Company’s common stock) (the “Reverse Split”); and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. The effective date for the Reincorporation, Name Change and Reverse Split was April 4, 2012.

Our Business

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in owning and operating multi-specialty medical centers of excellence throughout the southeastern U.S. The Company operates three direct or indirect wholly-owned subsidiaries: FCID Medical, Inc., which is the subsidiary under which all medical centers of excellence are and will be owned and operated; FCID Holdings, Inc., which owns a 99% interest in Marina Towers LLC and operates the Company’s real estate interests, including Marina Towers, a Class A, 78,000 square foot, five-story building located on the Indian River in Melbourne, Florida; and MTMC of Melbourne, Inc., which owns a 1% ownership stake in Marina Towers LLC.

Diagram 1. First Choice Healthcare Solutions, Inc. Legal Corporate Structure

FCHS’ mission is to transform, via acquisition and restructuring, multi-specialty clinics or physician-owned practices in select U.S. markets into world class, state-of-the-art medical centers of excellence; thereby establishing and extending ‘First Choice Healthcare Solutions’ brand and reputation as a profitable, well-managed enterprise committed to improving the quality of lives of the caregivers it employs and the health and wellness of the patients and families it serves.

By distinguishing our medical centers of excellence as premier destinations for clinically superior, patient-centric care that is coordinated across a patient’s care continuum, we expect to deliver more meaningful and collaborative doctor-patient experiences, accurate diagnoses, effective treatment plans, faster recoveries and materially reduced costs. Currently, our strategic focus is to grow in select U.S. markets through selective employment of physicians and/or the acquisition of physician practices that fit our defined acquisition criteria, including the following:

•	presents the opportunity for FCHS to introduce additional revenue channels (i.e. on-site diagnostic equipment, synergistic medical disciplines, durable medical equipment (DME), related health and wellness products, etc.) that will support and promote enhanced, well-coordinated, patient-centric care while supporting and promoting profitable business operations;

•	due diligence supporting economies of scale in billing, collections, purchasing, advertising and compliance that can be fully leveraged to reduce expenses and fuel income growth; and

•	creates the opportunity to increase awareness of FCHS’ brand; and aligns with and materially complements our Company’s inherent value proposition to patients, referring physicians and medical institutions, insurers, employers and other healthcare stakeholders in the local markets we serve.

Model for Medical Centers of Excellence

FCHS’ model for each medical center of excellence is strictly defined to ensure that our high standards for patient care and attention can be fostered and preserved. More specifically, each center will:

•	be limited to eight to ten specialty physicians – all of whom are subject to a rigorous qualification and hiring process;

•	provide for the combination of synergistic medical disciplines and supported by related in-house diagnostic services and technologies, i.e. orthopedics/neurology/pain management;

•	be capable of generating $15-$17 million when operating at full capacity; and

•	be housed in a commercial building, in close geographic proximity to a primary hospital(s), and allows for 12,000-16,000 square feet of usable space for build-out consideration.

Because FCHS’ leadership view themselves as guardians of their ideals relating to optimal patient experience of care, we continually reinforce the importance of hiring, training, evaluating, compensating and supporting a workforce committed to patient-centered care. Just as vital, we engage our employees in all aspects of process design and treat them with the same dignity and respect that they are expected to show patients and family members. Central to the success of our Company’s long term growth strategy is attracting and recruiting top tier physicians and care specialists that rank in the top percentile of performance in the local markets we serve; and creating a work environment and corporate culture that serves to engage, motivate and retain them.

Due to sweeping healthcare reform, increased regulatory and reimbursement mandates and the financial challenges each of these impose, remaining in private practice is quickly losing its appeal for many physicians. In fact, according to a nationwide survey conducted by recruiting firm Jackson Healthcare, fully one-third of U.S. physicians plan to leave private medical practice within the next 10 years in favor of employment by hospitals and multi-specialty medical groups. Thus, the opportunity for our Company to attract key medical talent has never been more robust.

Our systems of operation unburden the Company’s physicians from the drudgery of productivity-driven, assembly line medicine, and materially diminish the cognitive overload and exhaustion that makes medical care anything but caring or patient-centered. More specifically, the many advantages and benefits of choosing employment by FCHS is being enabled to focus exclusively on delivering excellent patient care; higher income potential; freedom from day-to-day practice administration, including marketing and generating new patient leads; access to state-of-the-art technology and diagnostic services; and camaraderie and collaboration with a cadre of first rate caregivers dedicated to common, patient-centered goals and objectives. The requirements for running the day-to-day business functions of the centers are the sole responsibility of our management team – and not the physicians. Simply put, doctors get to be doctors.

With one medical center of excellence in commercial operation in Melbourne, Florida, it is our goal to have a minimum of three centers in operation by the end of 2015. In this regard, we are actively engaged in identifying and pursuing discussions with prospective acquisitions in key target markets – with those being largely in the southeastern U.S. We anticipate investing $4-$5 million to acquire and/or develop each medical center of excellence, which requires up to six months to become fully operational.

Medical Service Mix

Like other successful business models for professional medical services, ours is designed to offer the most synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can be more revenue positive than others. Physicians need access to diagnostic equipment, such as X-Ray, MRI, DME and physical therapy. Moreover, patients expect their physicians to have access to the best diagnostic and service delivery equipment. Without diagnostic services, many medical practices will find it difficult to maintain their current margins of profitability.

We integrate both medical specialties and diagnostic services in our centers to maintain or enhance our profits. While one specialty may have high reimbursements for their professional service but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursement but high volume diagnostic equipment use. Operating independently, each specialty group would face retreating profit margins and confront significant challenges to maintaining high service levels with adequate equipment and current technologies. However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income. Since the combination is more profitable than either of its components, there is a favorable opportunity to sustain profit margins that will allow each center to maintain high service levels with state-of-the-art equipment and technologies.

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

A key to our success is our ability to employ a highly experienced team of business managers supported by an array of professional, experienced and compliant subcontractors. Using the best project management practices, our business managers contract services for billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions. The cost of our ‘back office operation’ does not increase in direct relation to our volume, allowing us to sustain profit margins with a cost effective and scalable back office. As the number of physicians increases, so do the economies of scale for our back office. The economies of scale support selecting the best and not the lowest cost subcontractors, while allowing our medical centers of excellence to operate cost effectively with higher service levels.

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

High Technology Infrastructure Supporting High Touch Patient Experiences

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

We believe that the FCHS business model incorporates the best of these technologies. A central management team monitors, directs and controls our multi-specialty medical centers of excellence and all the necessary support subcontractors. FCMG’s administrative operations center on a secure paperless practice management platform. We utilize a state-of-the-art electronic medical record (“EMR”) management system, which provides ready access to each patient’s test results from anywhere in the clinic, including X-ray and MRI images, diagnosis, patient and doctor notes, visit reports, billing information, insurance coverage, patient identification and personalized care delivery requirements. Our EMR system fully complies with Stage 1 and 2 Meaningful Use standards defined by the Centers for Medicare & Medicaid Services Incentive Programs. These programs govern the use of electronic health records and allow us to earn incentive payments from the U.S. government, pursuant to the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009.

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

FCID Medical, Inc.

FCID Medical, Inc. is the subsidiary under which all medical centers of excellence, Florida, are and will be owned and operated. In April 2012, we acquired First Choice Medical Group of Brevard, LLC, which currently operates under the name First Choice Medical Group (“FCMG”). Since acquiring the practice, we have succeeded in increasing monthly patient visits; improving management of account payables/receivables, and expanding the number of physicians and care specialists on staff.

Based in Melbourne, Florida, FCMG is our flagship multi-specialty medical center of excellence that specializes in the delivery of musculoskeletal medicine and rehabilitative care with multiple quality-focused goals centered on enriching its patients’ care experience. Our physicians and care specialists are recruited and retained with an emphasis on best practices and attitude: that being committed to meeting and exceeding the needs of patients and their families. We currently employ eight physicians, who are all board certified or board eligible, and represent what FCHS believes rank as the “best of the best” clinicians in their respective medical disciplines in Brevard County, Florida. Moreover, all employees of FCMG, from the receptionists to the doctors, are considered caregivers who put the patient first. All caregivers cooperate with one another through a common focus on the best interests and personal goals of each patient. Moreover, families and friends of each patient are considered vital components of the care team.

Care is focused on each patient’s full continuum of care, which requires a more ‘personalized’ approach to treatment. Care is customized to ensure that each patient’s needs, values and choices are always considered, which squarely aligns with FCHS’s slogan of “transforming healthcare delivery, one patient at a time.”

Diagram 2. First Choice Medical Group’s Patient-Centric Care Delivery Model

Our policy is for patients to never be kept waiting and to be seen within the first 15 minutes of their arrival at the office. Care providers listen to and honor patients and family perspectives and choices. Moreover, our caregivers intend to continue to communicate and share complete and unbiased information with patients and families in ways that are affirming and useful in decision-making processes. Our care delivery practices exemplify the very definition of patient-centric care, explicitly recognizing the importance of human interaction in terms of personalized care, kindness and being ‘present’ with patients.

FCMG’s patient-centered culture strives to include providing an inviting, easily accessible, peaceful, healing environment that is aesthetically pleasing and designed specifically to allay patient fear, anxiety and discomfort. The design and décor of FCMG’s lobby and diagnostic and treatment areas are intended to define and reinforce a strong and relevant brand image of quality, patient-centered care. Capitalizing on sweeping views of the Indian River, FCMG’s spa-like color palette provides a seamless connection to nature and promotes a palpable sense of good health and wellness.

FCMG also engages the most advanced diagnostic technologies coupled with the latest in individualized care, including trigger point injections and pharmacological, physical, neurological, orthopedic, chiropractic and massage therapy treatments. Our care facilities house both a state-of-the-art GE X-Ray Machine and GE MRI Gem Suite system, which is physically positioned to capitalize on the expansive waterfront view of the Indian River, promoting patient relaxation and soothing fear and anxiety.

Our physicians currently have hospital and surgical privileges at several hospitals serving Brevard County, Florida, and include:

•	Health First, Inc. – an integrated healthcare delivery system comprising Holmes Regional Medical Center, Cape Canaveral Hospital and Palm Bay Community Hospital;
•	Melbourne Same-Day Surgery Center;
•	Viera Hospital; and
•	Wuestoff Medical Centers in Rockledge and Melbourne.

FCID Holdings, Inc.

FCID Holdings, Inc. is our wholly owned subsidiary which operates our Company’s real estate interests. Currently, FCID Holdings has one real estate holding – a 99% ownership stake in Marina Towers, LLC, a Class A, 78,000 square foot, five story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants that include UBS Financial, Support Systems and Modus Operandi.

The remaining 1% ownership in Marina Towers LLC is held by our wholly owned subsidiary, MTMC of Melbourne, Inc.

Our Headquarters

Our corporate headquarters is located on the shore of the Indian River at 709 S. Harbor City Boulevard, Suite 250, Melbourne, Florida 32901 in Marina Towers, which is owned by Marina Towers, LLC, a wholly owned subsidiary of FCID Holdings, Inc.

Results of Operations: Three Months Ending September 30, 2013 Compared to Three Months Ending September 30, 2012

Revenues

Total revenues were $1,654,730 for the three months ended September 30, 2013, which compared to revenues of $1,068,624 for the same three months in the prior year. The increase of $586,106, or 54%, is primarily attributable to the continued growth of First Choice Medical Group, which contributed $$1,395,610 in net patient service revenue for the quarter ended September 30, 2013, up 74% from $798,077 reported for the three months ended September 30, 2012. We had a decrease of $11,427 in rental income for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was attributable to our medical segment currently leasing their facility from our Marina Towers segment compared to the same period last year when Marina Towers leased to First Choice Medical Group of Brevard, LLC, an independent entity.

Operating Expenses

Salaries and Benefits

Salaries and benefits increased to $735,888 for the three months ended September 30, 2013 from $470,334 for the three months ended September 30, 2012, which is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012.

We increased our staff level by $168,432 in salary and benefits expenses for the quarter ended September 30, 2013 from the same period last year. In addition, corporate salaries and benefits increased by $97,122 from $61,279 for the three months ended September 30, 2012 to $158,401 for the three months ended September 30, 2013.

Other Operating Expenses

Other operating expenses increased to $353,034 for the three months ended September 30, 2013 from $282,813 for the three months ended September 30, 2012, which is primarily attributable to the continued growth of First Choice – Brevard.

General and Administrative

General and administrative expenses decreased to $298,566 for the three months ended September 30, 2013 from $376,143 for the same period, last year; a net decrease of $77,577, or 21%. The decrease is primarily attributable to the reduction in overhead expenses First Choice – Brevard as we improve our efficiencies.

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

Depreciation and Amortization

Depreciation and amortization increased from $73,518 for the three months ended September 30, 2012 to $124,378 for the three months ended September 30, 2013. The increase is a direct result of the added property and equipment with our April acquisition.

Other Income (Expense)

During 2013 and 2012, we issued convertible promissory notes with an embedded derivative; all requiring us to establish the fair value of the derivatives for each reporting period and mark it to market as a non-cash adjustment to our current period operations.  This resulted in a net loss from change in fair value of derivative liability of $1,631 for the three months ended September 30, 2013 as compared to nil for the three months ended September 30, 2012.

Interest expense was $302,590 and $135,652 for the three months ended September 30, 2013 and 2012, respectively.  The increase in our interest expense was due in part to the added construction and equipment financing we incurred in connection with our April 2012 acquired medical practice. In addition, we incurred a non-cash interest cost of $73,099 for the three month period ended September 30, 2013 relating to the amortization of debt discounts associated to our convertible debt as compared to nil for same period, last year.

Net Loss

We had a net loss of $183,409 for the three months ended September 30, 2013 compared to a net loss of $283,423 for the same period last year. The decrease in net loss is mainly attributable to the added growth with the acquisition of First Choice - Brevard, LLC.

Results of Operations: Nine Months Ending September 30, 2013 Compared to Nine Months Ending September 30, 2012:

Revenues

Comparing our operations, we had revenues of $4,525,981 for the nine months ended September 30, 2013, compared to revenues of $2,590,873 for the nine months ended September 30, 2012. The increase in revenue of $1,935,108, or 75%, is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012, where we reported $3,739,435 in medical revenue for the nine months ended September 30, 2013 compared to $1,707,694 for the same period last year. We had $786,546 rental income for the nine months ended September 30, 2013 compared to rental income of $883,179 for the nine months ended September 30, 2012. The decrease is attributable to our medical segment currently leasing their facility from our Marina Towers segment compared to the same period last year when Marina Towers leased to First Choice Medical Group of Brevard, LLC, an independent entity.

Operating Expenses

Salaries and Benefits

Salaries and benefits increased to $2,000,436 for the nine months ended September 30, 2013 from $1,029,692 for the nine months ended September 30, 2012, which is primarily attributable to the acquisition of First Choice - Brevard, completed in April 2012. We expanded the number of physicians, medical professionals and support employees on staff, resulting in an increase of $787,863 in salary and benefits expenses for the nine months ended September 30, 2013 from the same period last year. In addition, corporate salaries and benefits increased by $182,881 from $225,317 for the nine months ended September 30, 2012 to $408,198 for the current period primarily from non-cash stock based compensation of $68,500 paid to our board of directors and service providers for services in the current period as compared to nil for same period last year.

Other Operating Expenses

Other operating expenses increased to $965,923 for the nine months ended September 30, 2013 from $589,442 for the nine months ended September 30, 2012. The increase is largely due to higher interest expense and financing activities related to supporting the continued growth of First Choice - Brevard, which was acquired in April 2012.

General and Administrative

General and administrative expenses decreased to $898,911 for the nine months ended September 30, 2013 from $987,861 for the same period last year for a net decrease of $88,950, or 9%. The decrease is primarily attributable to the reduction in overhead expenses First Choice – Brevard as we improve our efficiencies.

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

Depreciation and Amortization

Depreciation and amortization increased from $187,420 for the nine months ended September 30, 2012 to $382,268 for the nine months ended September 30, 2013. The increase is a direct result of the added property and equipment with our April acquisition.

Other Income (Expense):

During 2013 and 2012, we issued convertible promissory notes with an embedded derivative; all requiring us to establish the fair value of the derivatives for each reporting period and mark it to market as a non-cash adjustment to our current period operations.  This resulted in a net gain from change in fair value of derivative liability of $187,351 for the nine months ended September 30, 2013 as compared to nil for the nine months ended September 30, 2012.

Interest expense was $983,966 and $372,515 for the nine months ended September 30, 2013 and 2012, respectively.  The increase in our interest expense was due in part to the added construction and equipment financing we incurred in connection with our April 2012 acquired medical practice. In addition, we incurred a non-cash interest cost of $280,125 for the nine month period ended September 30, 2013 relating to the amortization of debt discounts associated to our convertible debt as compared to nil for same period, last year.

Net Loss

For the above noted reasons, we had a net loss of $558,870 for the nine months ended September 30, 2013 compared to a net loss of $593,715 for the same period last year.

Liquidity and Capital Resources

As of September 30, 2013, we had cash or cash equivalents of $197,020, restricted cash of $455,331 and accounts receivable of $1,174,488.

Net cash used in operating activities was $(344,247) for the nine months ended September 30, 2013, compared to cash used in operating activities of $(721,606) for the same period last year. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Net cash flows used in  investing activities was $(307,005) for the nine months ended September 30, 2013, compared to $(2,568,727) for the nine months ended September 30, 2012.

Cash flows provided by financing activities was $781,227 for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $2,959,056 for the nine months ended September 30, 2012.

On June 18, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital. Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender has committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to the Borrower with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016 (the “Maturity Date”). Interest shall be due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable, among other assets of the Borrower, and assets of the Company. The assets constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the true collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts will also include 50% of all accounts protected by Legal Letters of Protection. At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to $0.75 per share.

On November 8, 2013, in consideration for a fee of 100,000 shares of the Company’s common stock, restricted pursuant to Rule 144, CT Capital agreed to modify the line of credit to the Company’s subsidiary, First Choice Medical Group of Brevard, LLC. Under the loan modification agreement, the annual rate of interest was reduced from 12% per annum to 6% per annum and will remain at 6% until November 1, 2015. All other terms under the June 18, 2013 Loan and Security Agreement will remain the same.

Over the next twelve months we expect to incur significant capital costs to further develop and expand operations. We plan to add another medical Center of Excellence and purchase additional diagnostic equipment for our operations. We expect to need additional capital of approximately $4-6 million to fund the development and expansion of our operations in 2014. For each center

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Off Balance Sheet Arrangements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the nine month period ending September 30, 2013, that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6.  Exhibits

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 14, 2013	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer
(Principal Accounting Officer)

