Form 10-Q
period 2014-03-31
First Choice Healthcare Solutions, Inc.
filed 2014-05-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 12, 2014, there were 17,081,248 shares outstanding of the registrant’s common stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$310,617	$739,158
Cash-restricted	303,772	256,246
Accounts receivable	1,747,000	1,272,155
Prepaid and other current assets	153,159	140,580
Capitalized financing costs, current portion	57,348	57,348
Total current assets	2,571,896	2,465,487

Property, plant and equipment, net of accumulated depreciation of $2,084,066 and $1,959,127, respectively	8,548,115	8,662,057

Other assets
Capitalized financing costs, long term portion	110,855	131,540
Patient list, net of accumulated amortization of $40,000 and $35,000, respectively	260,000	265,000
Patents	286,500	286,500
Deposits	2,713	2,713
Total other assets	660,068	685,753

Total assets	$11,780,079	$11,813,297

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$536,038	$459,000
Stock based payable	144,100	166,340
Line of credit, short term	900,000	800,000
Convertible note payable, short term portion	598,666	-
Notes payable, current portion	782,978	743,787
Unearned revenue	49,754	74,934
Total current liabilities	3,011,536	2,244,061

Long term debt:
Deposits held	72,901	72,901
Convertible note payable, long term portion	1,795,998	2,347,403
Notes payable, long term portion	8,699,044	8,935,473
Total long term debt	10,567,943	11,355,777

Total liabilities	13,579,479	13,599,838

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 16,793,248 and 16,747,248 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	16,793	16,747
Additional paid in capital	11,582,443	11,560,249
Accumulated deficit	(13,398,636)	(13,363,537)
Total stockholders' deficit	(1,799,400)	(1,786,541)

Total liabilities and stockholders' deficit	$11,780,079	$11,813,297

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Patient service revenue	$2,010,974	$1,135,012
Provision for bad debts	(38,144)	-
Net patient service revenue	1,972,830	1,135,012
Rental revenue	261,923	266,669
Total revenue	2,234,753	1,401,681

Operating expenses:
Salaries & benefits	1,065,521	622,759
Other operating expenses	429,291	304,475
General & administrative	405,912	253,019
Depreciation and amortization	134,719	122,620
Total operating expenses	2,035,443	1,302,873

Net income from operations	199,310	98,808

Other income (expense):
Miscellaneous income	750	750
Loss on change in fair value of derivative liability	-	(40,649)
Amortization financing costs	(15,906)	(14,337)
Interest expense, net	(219,253)	(299,641)
Total other income (expense)	(234,409)	(353,877)

Net loss before provision for income taxes	(35,099)	(255,069)

Income taxes (benefit)	-	-

NET LOSS	$(35,099)	$(255,069)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	16,756,648	12,751,906

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

condensed Consolidated STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	16,747,248	$16,747	$11,560,249	$(13,363,537)	$(1,786,541)
Common stock issued for services rendered in prior period	-	-	16,000	16	22,224	-	22,240
Common stock issued in connection 2013 loan acquisition	-	-	30,000	30	(30)	-	-
Net loss	-	-	-	-	-	(35,099)	(35,099)
Balance, March 31, 2014	-	$-	16,793,248	$16,793	$11,582,443	$(13,398,636)	$(1,799,400)

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,099)	$(255,069)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	129,940	122,620
Amortization of financing costs	20,685	14,337
Amortization of debt discount in connection with convertible note	-	69,553
Bad debt expense	38,144	-
Stock based compensation	-	60,000
Loss on change in fair value of debt derivative	-	40,649
Changes in operating assets and liabilities:
Accounts receivable	(512,989)	(131,581)
Prepaid expenses and other	(12,579)	13,066
Restricted funds	(47,526)	(55,838)
Accounts payable and accrued expenses	124,299	130,161
Unearned income	(25,180)	(81)
Deferred income taxes	-	-
Net cash (used in) provided by operating activities	(320,305)	7,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,998)	(2,103)
Net cash used in investing activities	(10,998)	(2,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party line of credit	-	36,206
Proceeds from convertible note payable	-	103,500
Proceeds from lines of credit	100,000	-
Net payments on notes payable	(197,238)	(99,456)
Net cash (used in) provided by financing activities	(97,238)	40,250

Net (decrease) increase in cash and cash equivalents	(428,541)	45,964
Cash and cash equivalents, beginning of period	739,158	67,045

Cash and cash equivalents, end of period	$310,617	$113,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$219,253	$175,297
Cash paid during the period for taxes	$-	$-

Supplemental disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$22,240	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES; BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of March 31, 2014 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Basis of Presentation

Effective April 4, 2012, Medical Billing Assistance, Inc., a Colorado corporation (“Medical Billing”), merged with and into the Company. The effect of the merger was that Medical Billing reincorporated from Colorado to Delaware (the “Reincorporation”). The Company is deemed to be the successor issuer of Medical Billing under Rule 12g-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As a result of the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc. and its shares underwent an effective four-for-one reverse split.  Other than the foregoing, the Reincorporation did not result in any change in the business, management, fiscal year, accounting, and location of the principal executive offices, assets or liabilities of the Company.

On April 2, 2012, the Company completed its acquisition of First Choice Medical Group of Brevard, LLC (“First Choice – Brevard”), pursuant to the Membership Interest Purchase Closing Agreement (the “Purchase Agreement”). The Company has been managing the practice of First Choice – Brevard since November 1, 2011, pursuant to a Management Services Agreement.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, “Revenue Recognition” (“ASC 605-10”) which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, “Multiple-Element Arraignments” (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

Patient Service Revenue

The Company recognizes patient service revenue associated with services provided to patients who have third-party payer coverage on the basis of contractual rates for the services provided. For uninsured or self-pay patients that do not qualify for charity care, the Company recognizes revenue on the basis of its standard rates for services provided (or on the basis of discounted rates, if negotiated or provided by policy). On the basis of historical experience, a portion of the Company’s patient service revenue may be potentially uncollectible due to patients who are unable or unwilling to pay for the services provided or the portion of their bill for which they are responsible. Thus, the Company records a provision for bad debts related to potentially uncollectible patient service revenue in the period the services are provided.

Rental Revenue

FCID Holdings, Inc. has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and First Choice-Brevard, the building, which averages 95% annual occupancy, also leases approximately 63,200 square feet of commercial office space to third party tenants. The Company recognizes rental revenue associated with the period of time facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of March 31, 2014, the Company had $310,617 in cash.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.   Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts net of doubtful accounts. The Company analyzes its past history and identifies trends for each major payer sources of revenue to estimate the appropriate allowance for doubtful accounts and provision for bad debts. Management regularly reviews data about these major payer sources of revenue in evaluating the sufficiency of the allowance for doubtful accounts.

•	Rental receivables. Accounts receivables from rental activities are periodically evaluated for collectability in determining the appropriate allowance for doubtful account provision for bad debts and provision of bad debts.

•	Patient receivables. Accounts receivables from services provided to patients who have third-party coverage, the Company analyzes contractually due amounts and provides a provision for bad debts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts actually collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts.

As of March 31, 2014 and December 31, 2013, the Company’s provision for bad debts was $399,428 and $361,284.

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five to 39 years.

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three months ended March 31, 2014 and 2013 was $20,685 and $14,337, respectively.  Accumulated amortization of deferred financing costs was $169,312 and $133,812 at March 31, 2014 and December 31, 2013, respectively.

Segment Information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s two principal operating segments (see Note 10 – Segment Information).

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, “Income Taxes” (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Net Loss Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, “Earnings Per Share” (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable shares of common stock such as those related to the Company’s issued convertible debt, warrants and stock options (calculated using the treasury stock method).   Fully diluted weighted average shares outstanding were 22,671,312 and 13,087,425 for the three months ended March 31, 2014 and 2013, respectively.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. As of March 31, 2014, the Company had no non-employee options outstanding to purchase shares of common stock.

Fair Value

Accounting Standards Codification subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

NOTE 2 – LIQUIDITY

The Company incurred various non-recurring expenses in 2013 in connection with development of its medical practice.  Management believes the positive year-end earnings before interest, taxes, depreciation and amortization and the continuing trend of positive growth before interest, taxes, depreciation and amortization through March 31, 2014 will support improved liquidity. In the fourth quarter of 2013, the Company paid off or converted to equity a total of $1,238,480 in outstanding debt. Currently, the Company has two main sources of liquidity, its line of credit with CT Capital, LP and revenue received from its real estate interest, FCID Holdings, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. As of March 31, 2014, the Company has used $900,000 of the amount available under the line of credit.

The Company’s wholly owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operates its real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing the Company’s corporate headquarters and First Choice – Brevard, the building, which averages 95% annual occupancy, also leases approximately 63,200 square feet of commercial office space to tenants.

The Company believes that ongoing operations of Marina Towers, LLC and the current strong, positive cash balance along with continued execution of its business development plan will allow the Company to further improve its working capital and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through April 2015.  However, in order to execute the Company’s business development plan, which there can be no assurance it will do, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

NOTE 3 — CASH - RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	3,964,282	3,953,846
Automobiles	29,849	29,849
Computer equipment	214,519	210,698
Medical equipment	2,238,639	2,238,639
Office equipment	129,724	132,984
	10,632,181	10,621,184
Less: accumulated depreciation	(2,084,066)	(1,959,127)
	$8,548,115	$8,662,057

During the three months ended March 31, 2014 and 2013, depreciation expense charged to operations was $129,940 and $117,620, respectively.

NOTE 5 — LINE OF CREDIT

Line of Credit, CT Capital

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement (the “Loan Agreement”) with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice - Brevard with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016. Interest is due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable and assets of the Company’s subsidiary, First Choice – Brevard, which constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable will also include 50% of all accounts receivable protected by legal letters of protection.  At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into common stock of the Company at a conversion price of $0.75 per share. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

On November 8, 2013, in consideration for the issuance of 100,000 restricted shares of the Company’s common stock, the Lender agreed to modify its Loan. Under the Loan Agreement, as amended, the annual rate of interest of the Loan was reduced from 12% per annum to 6% per annum and will remain at 6% until November 1, 2015. All other terms under the Loan Agreement remain the same.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

NOTE 6 — CONVERTIBLE NOTE PAYABLE

On November 8, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Hillair Capital Investments L.P. ("Hillair") in exchange for the issuance of (i) a $2,320,000, 8% original issue discount convertible debenture, which was originally due on December 28, 2013 and subsequently extended on December 28, 2013 through November 1, 2015 (the “Debenture”), and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 2,320,000 shares of the Company’s common stock at an exercise price of $1.35 per share, which may be exercised on a cashless basis, until November 8, 2018. The Debenture and the Warrant may not be converted if such conversion would result in Hillair beneficially owning in excess of 4.99% of the Company’s common stock. Hillair may waive this 4.99% restriction with 61 days’ notice to the Company.

The Company issued to Hillair the Debenture with the Warrant for the net purchase price of $2,000,000 (reflecting the $320,000 original issue discount of the Debenture). Until the Debenture is no longer outstanding, the Debenture is convertible, in whole or in part at the option of Hillair, into shares of common stock, subject to certain conversion limitations set forth above. The Company, however, has reserved the right to pay the Debenture in cash. The conversion price for the Debenture is $1.00 per share, subject to adjustment for stock splits, stock dividends, sales of securities for less than $1.00 per share or other distributions by the Company. As a result of the Company achieving certain milestones set forth in the Securities Purchase Agreement, however, the conversion price of the Debenture will not be reduced to less than $1.00 per share as a result of any subsequent sales of securities for less than $1.00 per share of common stock.

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

On or after May 8, 2014, the Company may elect to prepay any portion of the principal amount of the Debenture, subject to providing advance notice to the holder of the Debenture, at 120% of the then outstanding principal amount of the Debenture, plus accrued but unpaid interest and any other amounts then owed to the holder of the Debenture as further set forth therein, subject to certain conditions set forth in the Debenture. On May 8, 2014, Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 of interest, into 104,000 shares of the Company’s common stock.

To secure the Company’s obligations under the Debenture, the Company granted Hillair a security interest in certain of its and its subsidiaries’ assets in the Company as described in the Securities Purchase Agreement. In addition, certain of the Company’s subsidiaries agreed to guarantee the Company’s obligations pursuant to the guaranty agreements.

In connection with the issuance of the Debenture, the Company issued the Warrant, granting the holder the right to acquire an aggregate of 2,320,000 shares of the Company’s common stock at $1.35 per share. In accordance with ASC 470-20, the Company recognized the value attributable to the Warrant and the conversion feature of the Debenture in the amount of $1,871,117 to additional paid-in capital and a discount against the notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3.6 years, an average risk free interest rate of 1.42%, a dividend yield of 0%, and volatility of 147.94%.

NOTE 7 — NOTES PAYABLE

Notes payable as of March 31, 2014 and December 31, 2013 are comprised of the following:

	March 31, 2014	December 31, 2013
Mortgage payable	$7,328,175	$7,353,398
Note payable, GE Capital (construction), MRI	167,468	278,287
Note payable, GE Capital (construction), 2	87,332	100,977
Note Payable, GE Capital (MRI)	1,560,739	1,592,278
Note Payable, GE Capital (X-ray)	177,265	184,001
Note Payable, GE Arm	109,090	114,597
Note payable, Auto	20,317	22,211
Capital lease, Equipment	31,636	33,511
	9,482,022	9,679,260
Less: current portion	(782,978)	(743,787)
	$8,699,044	$8,935,473

Mortgage Payable

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,752.61 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016.  The note is secured by land and the building along with first priority assignment of leases and rents.  Tenant rents are mailed to a lockbox operated by the mortgage service company.  In addition, the Company's Chief Executive Officer provided a limited personal guaranty.

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of $286,723.  The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

Note Payable – Equipment Financing

On May 21, 2012, the Company entered into a note payable with GE Healthcare Financial Services (“GE Capital”) in the amount of approximately $2.4 million for equipment financing.

The Company also currently has two construction loans outstanding. As of December 2012, the construction loans are payable in 35 monthly payments (first three payments are $nil) including interest at 7.38%. On May 29, 2012, the Company drew down a total of $450,000 against the first construction loan. On September 24, 2012, the Company drew down a total of $150,000 against the second construction loan.

The Company entered into equipment finance leases for a total aggregate amount of $2,288,679, subject to delivery and acceptance of the underlying equipment. All notes and finance leases have been personally guaranteed by the Company's Chief Executive Officer.

On August 22, 2012, the Company accepted the delivery of X-ray equipment under the equipment finance lease. As such, the component piece accepted of $212,389 is due over 60 months and the associated monthly payment is $0 for the first three months and $4,300 per month for the remaining 57 months including interest at 7.9375% per annum. On March 8, 2013, the Company amended the equipment finance lease to interest only payments of $1,384 for the first three months and $4,575 per month for the remaining monthly payments.

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance lease. As such, the component piece accepted of $1,771,390 is due over 60 months and the associated monthly payment is $0 for the first three months and $38,152 per month for the remaining 57 months including interest at 7.9375% per annum. On March 8, 2013, the Company amended the equipment finance lease to interest only payments of $11,779 for the first three months and $38,152 per month for the remaining monthly payments.

On February 25, 2013, the Company accepted the delivery of C-arm equipment under the equipment finance lease. As such, the component piece accepted of $117,322 is due over 63 months and the associated monthly payment is $0 for the first three months and $2,388 for the remaining 60 months, including interest at 7.39% per annum.

Note Payable – Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%. The note is set to mature in June 2017, and is secured by related equipment. The outstanding balance on the note payable as of March 31, 2014 was $20,317.

Capital Lease – Equipment

On June 11, 2013, the Company entered into a lease agreement to acquire equipment with 48 monthly payments of $956.45 payable through June 1, 2017 with an effective interest rate of 14.002% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Aggregate maturities of long-term debt as of March 31:

Amount
Nine months ended December 31, 2014	$546,549
Year ended December 31, 2015	715,085
Year ended December 31, 2016	7,632,286
Year ended December 31, 2017	523,608
Year ended December 31, 2018 and thereafter	64,494
Total	$9,482,022

NOTE 8 — CAPITAL STOCK

During the three months ended March 31, 2014, the Company issued an aggregate of 16,000 shares of its common stock in settlement of accrued expenses.

During the three months ended March 31, 2014, the Company issued an aggregate of 30,000 shares of its common stock in settlement of placement services relating to the Debenture issued to Hillair, a financing which occurred in the fourth quarter of 2013.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company's common stock as of March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
			Weighted		Weighted
Price	Outstanding	Expiration Date	Price	Exercisable	Price
$1.35	2,320,000	November 8, 2018	$1.35	2,320,000	$1.35
3.60	1,875,000	December 31, 2016	3.60	1,875,000	3.60
	4,195,000		$2.36	4,195,000	$2.36

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,875,000	$3.60
Granted	2,320,000	1.35
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013:	4,195,000	2.36
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2014:	4,195,000	$2.36

As of March 31, 2014, the Company had no outstanding options.

NOTE 10 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has two reportable segments: real estate and healthcare services.

The real estate segment derives revenue from the operating leases of its owned building, whereas the healthcare services segment derives revenue for medical services provided to patients.

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the three months ended March 31, 2014:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,972,830	$-	$-	$1,972,830
Rental revenue	369,511	-	-	(107,588)	261,923
Total Revenue	369,511	1,972,830	-	(107,588)	2,234,753

Operating expenses:
Salaries & benefits	3,000	979,883	82,638	-	1,065,521
Other operating expenses	103,612	433,267	-	(107,588)	429,291
General and administrative	21,819	236,252	147,841	-	405,912
Depreciation and amortization	69,009	65,710	-	-	134,719
Total operating expenses	197,440	1,715,112	230,479	(107,588)	2,035,443

Net income (loss) from operations:	172,071	257,718	(230,479)	-	199,310

Interest expense	(112,024)	(59,337)	(47,892)	-	(219,253)
Amortization of financing costs	(14,337)	(1,569)	-	-	(15,906)
Other income (expense)	750	-	-	-	750

Net Income (loss):	46,460	196,812	(278,371)	-	(35,099)

Income taxes	-	-	-	-	-

Net income (loss)	$46,460	$196,812	$(278,371)	$-	$(35,099)

Summary Statement of Operations for the three months ended March 31, 2013:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,135,012	$-	$-	$1,135,012
Rental revenue	371,664	-	-	(104,995)	266,669
Total Revenue	371,664	1,135,012	-	(104,995)	1,401,681

Operating expenses:
Salaries & benefits	3,000	473,646	146,113	-	622,759
Other operating expenses	100,936	314,833	-	(111,294)	304,475
General and administrative	19,228	132,217	101,574	-	253,019
Depreciation and amortization	40,731	81,889	-	-	122,620
Total operating expenses	163,895	1,002,585	247,687	(111,294)	1,302,873

Net income (loss) from operations:	207,769	132,427	(247,687)	6,299	98,808

Interest expense	(113,390)	(57,998)	(128,253)	-	(299,641)
Amortization of financing costs	(14,337)	-	-	-	(14,337)
Loss on change in derivative liability	-	-	(40,649)	-	(40,649)
Other income (expense)	750	-	-	-	750

Net Income (loss):	80,792	74,429	(416,589)	6,299	(255,069)

Income taxes	-	-	-	-	-

Net income (loss)	$80,792	$74,429	$(416,589)	$6,299	$(255,069)

Assets:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Assets:
At March 31, 2014:	$6,790,803	$4,623,411	$326,645	$-	$11,740,859
At December 31, 2013:	$6,873,839	$4,178,091	$761,367	$-	$11,813,297

Assets acquired
Three month ended March 31, 2014:	$10,439	$559	$-	$-	$10,998
Three months ended March 31, 2013:	$-	$2,103	$-	$-	$2,103

NOTE 11 - SUBSEQUENT EVENTS

Hillair Waiver

As discussed in Note 6, on November 8, 2013, the Company entered into a Securities Purchase Agreement with Hillair and it contained certain terms and conditions regarding Hillair’s right to participate in the Company’s future financings. On April 30, 2014, Hillair agreed to waive its right to participate in the Company’s future financings for a certain time period and under certain circumstances, as disclosed in the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 1, 2014.

Hillair Conversion

On May 8, 2014, Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 of interest, into 104,000 shares of the Company’s common stock.

Issuances to Employees and Service Providers

In April 2014, the Company issued an aggregate of 184,000 shares of its common stock to certain employees and service providers. The total costs associated with these issuances was $144,100 and such costs were expensed in fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements reflect the current view about future events. When used in this quarterly report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this quarterly report on Form 10-Q relating to our business strategy, our future operating results, and our liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the execution of our strategy to grow our business by hiring additional physicians to create Medical Centers of Excellence that fit our defined criteria; evolving healthcare laws and regulations; changes in the rates or methods of third-party reimbursements for medical services; accelerated pace of consolidation in the hospital industry; changes in our medical technology as it relates to our services and procedures; any failures in our information technology systems to protect the privacy and security of protected information and other similar cybersecurity risks; our ability to raise capital to fund continuing operations; and other factors relating to our industry, our operations and results of operations and any new Medical Centers of Excellence that we may open. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Company Overview

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” the “Company,” “we,” “our” or “us”) is engaged in the creation of state-of-the-art, multi-specialty “Medical Centers of Excellence” primarily in select markets in the southeastern and western parts of the United States. We intend to own and operate these “Medical Centers of Excellence” under the FCHS brand.

We believe by integrating the synergistic mix of orthopaedic, neurology and interventional pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies all in one location or a “Medical Center of Excellence,” we are able to:

•	provide patients with convenient access to musculoskeletal and rehabilitative care via orthopaedic, neurology and interventional pain medicine treatment, diagnostics and ancillary care services, including, but not limited to magnetic resonance imaging (“MRI”), x-ray (“X-ray”), durable medical equipment (“DME”) and physical therapy (“PT”);

•	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

•	advance the quality and cost effectiveness of our patients’ healthcare; and

•	ultimately, achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern and western parts of the United States. By centralizing current and future centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. We currently have 44 employees, including physicians and physician assistants.

Our Healthcare Services Business

We currently own and operate First Choice Medical Group of Brevard, LLC (“FCMG”), our model multi-specialty Medical Center of Excellence. FCMG will serve as the model for replicating our “Medical Center of Excellence” strategy in our target expansion markets. Located in Melbourne, Florida, FCMG specializes in the delivery of musculoskeletal medicine, via our strategically aligned sub-specialties in orthopaedics, neurology and interventional pain medicine, coupled with on-site diagnostic and ancillary services, including MRI, X-ray, DME and rehabilitative care with multiple quality-focused goals centered on enriching our patients’ care experiences.

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary which operates our real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which averages 95% annual occupancy, also leases approximately 63,200 square feet of commercial office space to tenants.

New Accounting Pronouncements

We adopted the provisions of Accounting Standards Update No. 2011-07, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), during the period ended March 31, 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

Total revenues increased 59% to $2,234,753 for the three months ended March 31, 2014, as compared to revenues of $1,401,681 for the same period in the prior year. The increase for the three months ended March 31, 2014 is attributed to growth in our net patient service revenue from our Medical Center of Excellence, FCMG, which increased 74% to $1,972,830 for the quarter, after factoring provision for doubtful accounts. Rental revenue remained relatively flat, totaling $261,923 and $266,669 for the three months ended March 31, 2014 and 2013, respectively.

The provision for doubtful accounts during the first quarter of 2014 totaled $38,144, or 1.9% of our total patient service revenues of $2,010,974 for the three months ended March 31, 2014. We adopted the provisions of ASU 2011-07, during the period ended March 31, 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 71% to $1,065,521 for the three months ended March 31, 2014, as compared to $622,759 for the same period in the prior year. The increase for the three months ended March 31, 2014 is attributed to the hiring of five additional physicians and their support staff during the fourth quarter of 2013. For the same reason, other operating expenses increased 41% for the three months ended March 31, 2014 to $429,291, as compared to $304,475 for the same period in the prior year.

General and administrative expenses for the three months ended March 31, 2014 increased 60% to $405,912, as compared to $253,019 for the same period in the prior year, and the increase was attributed to expenses related to our growth and capital restructuring. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased from $122,620 for the three months ended March 31, 2013 to $129,940 for same period in 2014.

Net Income (Loss) from Operations

Net income from operations totaled $199,310 for the three months ended March 31, 2014, as compared to net income from operations of $98,808 reported for the same period in the prior year. Notwithstanding non-cash expenses totaling $172,863 for the first quarter of 2014, which included depreciation and bad debt expense, income from operations totaled $372,173, as compared to income from operations of $281,428 after factoring $182,620 in non-cash depreciation and stock-based compensation recorded for the first quarter of 2013.

Interest Expense

Interest expense was $219,253 for the three months ended March 31, 2014, as compared to $299,641 for the same period in the prior year. Interest expense reported for the three months ended March 31, 2014 was primarily attributable to mortgage interest on Marina Towers; interest on financings related to equipment acquired for use in our Medical Center of Excellence, FCMG; and the debt discount associated with the issuance of the debenture, related warrant to Hillair and other corporate borrowings. In the first quarter of 2013, interest expense was comprised of mortgage interest on the building, interest on equipment financing and interest on other corporate borrowings.

On November 8, 2013, we entered into a securities purchase agreement with Hillair Capital Investments L.P. (“Hillair”) for the issuance of (i) a $2,320,000, 8% original issue discount convertible debenture which was due initially on December 28, 2013 and was subsequently extended on December 28, 2013 through November 1, 2015 (the “Debenture”) and (ii) a detachable common stock purchase warrant to purchase up to 2,320,000 shares of our common stock at $1.35 per share on a cashless basis.

Net Loss

For the three months ended March 31, 2014, our net loss decreased 86% to $35,099 from a net loss of $255,069 for the same period in the prior year.

Segment Results

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. The following are the revenues, operating expenses and net loss by segment for the three months ended March 31, 2014 and 2013, respectively. The significant fluctuations in the line items are described above.

For the Three Months Ended March 31, 2014:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,972,830	$-	$-	$1,972,830
Rental revenue	369,511	-	-	(107,588)	261,923
Total Revenue	369,511	1,972,830	-	(107,588)	2,234,753

Total operating expenses	197,440	1,715,112	230,479	(107,588)	2,035,443

Net income (loss) from operations:	172,071	257,718	(230,479)	-	199,310

For the Three Months Ended March 31, 2013:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,135,012	$-	$-	$1,135,012
Rental revenue	371,664	-	-	(104,995)	266,669
Total Revenue	371,664	1,135,012	-	(104,995)	1,401,681

Total operating expenses	163,895	1,002,585	247,687	(111,294)	1,302,873

Net income (loss) from operations:	207,769	132,427	(247,687)	6,299	98,808

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $310,617, restricted cash of $303,772 and accounts receivable totaling $1,747,000.

Net cash used in our operating activities for the three months ended March 31, 2014 was $320,305, as compared to net cash provided by our operating activities of $7,817 for the same period in the prior year. The increase in net cash used in operating activities for the quarter was attributable to the growth and expansion of our Medical Center of Excellence, FCMG, which included the hiring of five new physicians and related support staff in 2013; investments in strengthening our infrastructure in anticipation of commencing the scaling and replication of our Medical Center of Excellence business model in 2014; and higher corporate expenses related to the preparation and filing of a registration statement on Form S-1.

Net cash flows used in our investing activities for the three months ended March 31, 2014 and 2013 was $10,998 and $2,103, respectively.

Net cash used in our financing activities for the three months ended March 31, 2014 was $97,238, as compared to net cash provided by our financing activities of $40,250 for the same period in the prior year.

Over the next 12 months, we expect to incur significant capital costs to further develop and expand our operations. We plan to add another Medical Center of Excellence and purchase additional diagnostic equipment for our operations in 2014, which will require $4-5 million in additional capital. We intend to raise additional capital to help fund our expansion. However, there can be no guarantee that such capital will be raised upon acceptable terms or at all. There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, even if additional capital is raised, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs, profitable ventures or the addition of any new Medical Centers of Excellence. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Our Company, on occasion, may be involved in legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the Risk Factors set forth on our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014, we have additional risk factors as set forth below:

GENERAL RISKS REGARDING OUR HEALTHCARE SERVICES BUSINESS

We have a limited operating history that impedes our ability to evaluate our potential future performance and strategy.

We have only owned and operated our model Medical Center of Excellence, FCMG, since 2012 and have experienced net losses to date. Using FCMG as our model “Medical Center of Excellence,” we plan to hire additional physicians to create state-of-the-art Medical Centers of Excellence committed to delivering patient-centric care in select markets in the United States. Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance. To address these risks and uncertainties, we must do the following:

•	Successfully execute our business strategy to establish and extend the “First Choice Healthcare Solutions” brand and reputation as a profitable, well-managed enterprise committed to delivering quality and cost-effective health care primarily in parts of the southeastern and western United States and then pursue select other U.S. markets;

•	Respond to competitive developments;

•	Effectively and efficiently integrate new Medical Centers of Excellence; and

•	Attract, integrate, retain and motivate qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations may be materially and adversely affected.

We are implementing a strategy to grow our business by hiring additional physicians to create FCHS-branded Medical Centers of Excellence in select U.S. markets, which requires significant additional capital and may not generate income.

We intend to grow our business by hiring additional physicians to create FCHS-branded Medical Centers of Excellence in select U.S. markets. We estimate the cost to create each additional Medical Center of Excellence to be approximately $4-5 million. Although we are taking steps to raise funds through equity offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving sufficient revenues, despite our attempts to grow our business. If our growth strategies do not result in sufficient revenues and income, we may have to abandon our plans for further growth and/or cease operations, which could have a material and adverse effect on our business, prospects and financial condition.

In order to pursue our business strategy, we will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital to pursue our business plan, which includes hiring additional physicians in order to expand our business operations and develop our FCHS brand of Medical Centers of Excellence. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We may not be able to achieve the expected benefits from opening new Medical Centers of Excellence, which would adversely affect our financial condition and results.

We plan to rely on hiring additional physicians to create FCHS-branded Medical Center of Excellence as a method of expanding our business. If we do not successfully integrate such new Medical Centers of Excellence, we may not realize anticipated operating advantages and cost savings. The integration of these new Medical Centers of Excellence into our business operations involves a number of risks, including:

•	Demands on management related to the increase in our Company’s size with each new Medical Center of Excellence;

•	The diversion of management’s attention from the management of daily operations to the integration of operations of the new Medical Centers of Excellence;

•	Difficulties in the assimilation and retention of employees;

•	Potential adverse effects on operating results; and

•	Challenges in retaining patients from the new physicians.

Further, the successful integration of the new physicians will depend upon our ability to manage the new physicians and to eliminate redundant and excess costs. Difficulties in integrating new physicians may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve, which would harm our financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuances to Directors, Officers, Employees and Service Providers

During the three months ended March 31, 2014, we issued an aggregate of 16,000 shares of our common stock to certain service providers and such shares had an aggregate fair value of $22,240. The shares were issued in reliance upon the exemption from registration under 4(a)(2) of the Securities Act.

During the three months ended March 31, 2014, we issued an aggregate of 30,000 shares of our common stock to a certain service provider at an aggregate fair value of $90,000 for placement services relating to our entry into the securities purchase agreement with Hillair, a financing which occurred in the fourth quarter of 2013. The shares were issued in reliance upon the exemption from registration under 4(a)(2) of the Securities Act.

Hillair Conversion

On May 8, 2014, Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 of interest, into 104,000 shares of our common stock. The shares were issued in reliance upon the exemption from registration under 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of our Company.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Waiver dated April 30, 2014 by and between Hillair Capital Investments L.P. and the Company.*
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 14, 2014	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2014	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer (Principal Accounting Officer)

