Form 10-Q
period 2014-06-30
First Choice Healthcare Solutions, Inc.
filed 2014-08-13
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of August 14, 2014, there were 17,588,805 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$70,812	$739,158
Cash-restricted	281,453	256,246
Accounts receivable	2,055,245	1,272,155
Prepaid and other current assets	225,624	140,580
Capitalized financing costs, current portion	57,348	57,348
Total current assets	2,690,482	2,465,487

Property, plant and equipment, net of accumulated depreciation of 2,210,618 and $1,959,127, respectively	8,498,548	8,662,057

Other assets
Capitalized financing costs, long term portion	90,169	131,540
Patient list, net of accumulated amortization of $40,000 and $35,000, respectively	255,000	265,000
Patents	286,500	286,500
Deposits	2,713	2,713
Total other assets	634,382	685,753

Total assets	$11,823,412	$11,813,297

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$818,417	$459,000
Stock based compensation payable	96,000	166,340
Line of credit, short term	1,000,000	800,000
Convertible note payable, short term portion	915,412	-
Notes payable, current portion	781,999	743,787
Unearned revenue	50,854	74,934
Total current liabilities	3,662,682	2,244,061

Long term debt:
Deposits held	72,901	72,901
Convertible note payable, long term portion	1,317,066	2,347,403
Notes payable, long term portion	8,515,934	8,935,473
Total long term debt	9,905,901	11,355,777

Total liabilities	13,568,583	13,599,838

Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,385,947 and 16,747,247 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	17,386	16,747
Additional paid in capital	12,084,650	11,560,249
Accumulated deficit	(13,847,207)	(13,363,537)
Total stockholders' deficit	(1,742,171)	(1,786,541)

Total liabilities and stockholders' deficit	$11,823,412	$11,813,297

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Patient Service Revenue	$1,885,569	$1,208,813	$3,896,543	$2,343,825
Provision for bad debts	(37,128)	-	(75,272)	-
Net patient service revenue less provision for bad debts	1,848,441	1,208,813	3,821,271	2,343,825
Rental Revenue	258,723	260,757	520,646	527,426
Total Revenue	2,107,164	1,469,570	4,341,917	2,871,251

Operating expenses:
Salaries & benefits	1,090,806	641,789	2,156,327	1,264,548
Other operating expenses	427,056	308,414	856,347	612,889
General & administrative	669,208	347,326	1,075,120	600,345
Depreciation and amortization	126,772	126,805	261,491	249,425
Total operating expenses	2,313,842	1,424,334	4,349,285	2,727,207

Net (loss) income from operations	(206,678)	45,236	(7,368)	144,044

Other income (expense):
Miscellaneous income	750	813	1,500	1,563
Gain on change in fair value of derivative liability	-	229,631	-	188,982
Amortization financing costs	(25,466)	(14,337)	(41,372)	(28,674)
Interest expense, net	(217,177)	(381,735)	(436,430)	(681,376)
Total other (expense)	(241,893)	(165,628)	(476,302)	(519,505)

Net loss before provision for income taxes	(448,571)	(120,392)	(483,670)	(375,461)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(448,571)	$(120,392)	$(483,670)	$(375,461)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	16,988,149	12,841,154	16,873,038	12,796,777

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	16,747,247	$16,747	$11,560,249	$(13,363,537)	$(1,786,541)
Common stock issued for services rendered	-	-	200,000	200	166,140	-	166,340
Common stock issued in settlement of convertible notes payable and line of credit	-	-	408,700	409	358,291	-	358,700
Common stock issued in connection with loan acquisition	-	-	30,000	30	(30)	-	-
Net loss	-	-	-	-	-	(483,670)	(483,670)
Balance, June 30, 2014	-	$-	17,385,947	$17,386	$12,084,650	$(13,847,207)	$(1,745,171)

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(483,670)	$(375,461)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	261,491	249,425
Amortization of financing costs	41,371	28,674
Amortization of debt discount in connection with convertible note	-	207,026
Bad debt expense	75,272	-
Stock based compensation	96,000	68,500
Change in fair value of debt derivative	-	(188,982)
Changes in operating assets and liabilities:
Accounts receivable	(858,362)	(367,538)
Prepaid expenses and other	(85,044)	(87,274)
Restricted funds	(25,207)	(30,410)
Accounts payable and accrued expenses	453,192	269,678
Unearned income	(24,080)	(14,842)
Net cash (used in) operating activities	(549,037)	(241,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(87,982)	(273,972)
Net increase in long term deposits	-	12,757
Net cash used in investing activities	(87,982)	(261,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from related party line of credit	-	(14,910)
Proceeds from convertible note payable	-	103,500
Proceeds from lines of credit	350,000	750,004
Proceeds from notes payable	-	117,322
Net payments on notes payable	(381,327)	(427,609)
Net cash (used in) provided by financing activities	(31,327)	528,307

Net (decrease) increase in cash and cash equivalents	(668,346)	25,888
Cash and cash equivalents, beginning of period	739,158	67,045

Cash and cash equivalents, end of period	$70,812	$92,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$436,528	$474,350
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$166,340	$-
Common stock issued in settlement of line of credit	$150,000	$-
Common stock issued in settlement of convertible note payable	$208,700	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES; BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of June 30, 2014 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

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

JUNE 30, 2014

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

Rental Revenue

FCID Holdings, Inc. has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and First Choice-Brevard, the building, which averages 95% annual occupancy, also leases approximately 55,000 square feet of commercial office space to third party tenants. The Company recognizes rental revenue associated with the period of time facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of June 30, 2014, the Company had $70,812 in cash.

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

JUNE 30, 2014

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

As of June 30, 2014 and December 31, 2013, the Company’s provision for bad debts was $436,556 and $361,284, respectively.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 39 years.

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and six months ended June 30, 2014 was $25,466 and $41,372, respectively; and for the three and six months ended June 30, 2013 was $14,337 and $28,674, respectively.  Accumulated amortization of deferred financing costs was $189,998 and $133,812 at June 30, 2014 and December 31, 2013, respectively.

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

JUNE 30, 2014

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable shares of common stock such as those related to the Company’s issued convertible debt, warrants and stock options (calculated using the treasury stock method).   Fully diluted shares outstanding were 22,873,960 and 14,093,309 for the three months ended June 30, 2014 and 2013, respectively and 22,758,849 and 14,048,931 for the six months ended June 30, 2014 and 2013, respectively.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. As of June 30, 2014, the Company had no non-employee options outstanding to purchase shares of common stock.

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

JUNE 30, 2014

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 2 – LIQUIDITY

The Company incurred various non-recurring expenses in 2013 in connection with development of its medical practice.  Management believes the positive year-end earnings before interest, taxes, depreciation and amortization and the continuing trend of positive growth before interest, taxes, depreciation and amortization through June 30, 2014 will support improved liquidity. In the fourth quarter of 2013, the Company paid off or converted to equity a total of $1,238,480 in outstanding debt. Currently, the Company has two main sources of liquidity, its line of credit with CT Capital, LP and revenue received from its real estate interest, FCID Holdings, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. As of June 30, 2014, the Company has used $1,000,000 of the amount available under the line of credit.

The Company’s wholly owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operates its real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing the Company’s corporate headquarters and First Choice – Brevard, the building, which averages 95% annual occupancy, also leases approximately 55,000 square feet of commercial office space to tenants.

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

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	3,970,602	3,953,846
Automobiles	29,849	29,849
Computer equipment	270,184	210,698
Medical equipment	2,253,639	2,238,639
Office equipment	129,724	132,984
	10,709,166	10,621,184
Less: accumulated depreciation	(2,210,618)	(1,959,127)
	$8,498,548	$8,662,057

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

During the three and six months ended June 30, 2014, depreciation expense charged to operations was $126,772 and $261,491, respectively and during the three and six months ended June 30, 2013, depreciation expense charged to operations was $119,688 and $237,309, respectively.

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

During the six months ended June 30, 2014, the Company issued 200,000 shares of its common stock upon the election by Lender to convert $150,000 of outstanding principal amount under the line of credit.

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

JUNE 30, 2014

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

The Company will be obligated to redeem $580,000 of principal on February 1, 2015, May 1, 2015, August 1, 2015 and November 1, 2015, plus accrued but unpaid interest and any other amounts that may be owed to the holder of the Debenture on those dates. Interest on the Debenture accrues at the rate of 8% annually and is payable quarterly on August 1, November 1, February 1, and May 1, beginning on August 1, 2014. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock, provided certain conditions are met.

On or after May 8, 2014, subject to certain conditions set forth in the Debenture, the Company may elect to prepay any portion of the principal amount of the Debenture, subject to providing advance notice to the holder of the Debenture, at 120% of the then outstanding principal amount of the Debenture, plus accrued but unpaid interest and any other amounts then owed to the holder of the Debenture as further set forth therein. On May 8, 2014, Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 of interest, into 104,000 shares of the Company’s common stock.

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

On June 30, 2014, Hillair elected to convert the aggregate amount of $104,700 of its Debenture, representing $100,000 of principal and $4,700 of interest, into 104,700 shares of the Company’s common stock..

NOTE 7 — NOTES PAYABLE

Notes payable as of June 30, 2014 and December 31, 2013 are comprised of the following:

	June 30, 2014	December 31, 2013
Mortgage payable	$7,305,036	$7,353,398
Note payable, GE Capital (construction), MRI	208,225	278,287
Note payable, GE Capital (construction), 2	73,495	100,977
Note Payable, GE Capital (MRI)	1,395,065	1,592,278
Note Payable, GE Capital (X-ray)	163,591	184,001
Note Payable, GE Arm	103,477	114,597
Note payable, Auto	19,381	22,211
Capital lease, Equipment	29,663	33,511
	9,297,933	9,679,260
Less: current portion	(781,999)	(743,787)
	$8,515,934	$8,935,473

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Note Payable – Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%. The note is set to mature in June 2017, and is secured by related equipment. The outstanding balance on the note payable as of June 30, 2014 was $19,381.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Capital Lease – Equipment

On June 11, 2013, the Company entered into a lease agreement to acquire equipment with 48 monthly payments of $956.45 payable through June 1, 2017 with an effective interest rate of 14.002% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Aggregate maturities of long-term debt as of June 30:

Amount
Six months ended December 31, 2014	$362,460
Year ended December 31, 2015	715,085
Year ended December 31, 2016	7,632,286
Year ended December 31, 2017	523,608
Year ended December 31, 2018 and thereafter	64,494
Total	$9,297,933

NOTE 8 — CAPITAL STOCK

During the six months ended June 30, 2014, the Company issued an aggregate of 200,000 shares of its common stock in settlement of accrued expenses.

During the six months ended June 30, 2014, the Company issued an aggregate of 30,000 shares of its common stock in settlement of placement services relating to the Debenture issued to Hillair, a financing which occurred in the fourth quarter of 2013.

During the six months ended June 30, 2014, the Company issued 408,700 shares of its common stock in settlement of convertible notes payable and line of credit.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company's common stock as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
			Weighted		Weighted
Price	Outstanding	Expiration Date	Price	Exercisable	Price
$1.35	2,320,000	November 8, 2018	$1.35	2,320,000	$1.35
3.60	1,875,000	December 31, 2016	3.60	1,875,000	3.60
	4,195,000		$2.36	4,195,000	$2.36

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,875,000	$3.60
Granted	2,320,000	1.35
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013:	4,195,000	2.36
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014:	4,195,000	$2.36

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

As of June 30, 2014, the Company had no outstanding options.

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

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the three months ended June 30, 2014:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,848,441	$-	$-	$1,848,441
Rental revenue	367,460	-	-	(108,737)	258,723
Total Revenue	367,460	1,848,441	-	(108,737)	2,107,164

Operating expenses:
Salaries & benefits	3,000	996,555	91,251	-	1,090,806
Other operating expenses	109,989	425,804	-	(108,737)	427,056
General and administrative	21,903	328,909	318,396	-	669,208
Depreciation and amortization	69,219	57,553	-	-	126,772
Total operating expenses	204,111	1,808,821	409,647	(108,737)	2,313,842

Net income (loss) from operations:	163,349	39,620	(409,647)	-	(206,678)

Interest expense	(114,067)	(55,951)	(47,159)	-	(217,177)
Amortization of financing costs	(14,337)	(11,129)	-	-	(25,466)
Other income (expense)	750	-	-	-	750

Net Income (loss):	35,695	(27,460)	(456,806)	-	(448,571)

Income taxes	-	-	-	-	-

Net income (loss)	$35,695	$(27,460)	$(456,806)	$-	$(448,571)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Summary Statement of Operations for the three months ended June 30, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,208,813	$-	$-	$1,208,813
Rental revenue	366,902	-	-	(106,145)	260,757
Total Revenue	366,902	1,208,813	-	(106,145)	1,469,570

Operating expenses:
Salaries & benefits	3,000	535,105	103,684	-	641,789
Other operating expenses	93,140	321,488	-	(106,214)	308,414
General and administrative	20,113	174,768	152,445	-	347,326
Depreciation and amortization	41,011	85,794	-	-	126,805
Total operating expenses	157,264	1,117,155	256,129	(106,214)	1,424,334

Net income (loss) from operations:	209,638	91,658	(256,129)	69	45,236

Interest expense	(118,775)	(72,736)	(190,224)	-	(381,735)
Amortization of financing costs	(14,337)	-	-	-	(14,337)
Gain on change in derivative liability	-	-	229,631	-	229,631
Other income (expense)	813	-	-	-	813

Net Income (loss):	77,339	18,922	(216,722)	69	(120,392)

Income taxes	-	-	-	-	-

Net income (loss)	$77,339	$18,922	$(216,722)	$69	$(120,392)

Summary Statement of Operations for the six months ended June 30, 2014:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$3,821,271	$-	$-	$3,821,271
Rental revenue	736,971	-	-	(216,325)	520,646
Total Revenue	736,971	3,821,271	-	(216,325)	4,341,917

Operating expenses:
Salaries & benefits	6,000	1,976,438	173,889	-	2,156,327
Other operating expenses	213,601	859,071	-	(216,325)	856,347
General and administrative	43,722	565,161	466,237	-	1,075,120
Depreciation and amortization	138,228	123,263	-	-	261,491
Total operating expenses	401,551	3,523,933	640,126	(216,325)	4,349,285

Net income (loss) from operations:	335,420	297,338	(640,126)	-	(7,368)

Interest expense	(226,091)	(115,288)	(95,051)	-	(436,430)
Amortization of financing costs	(28,674)	(12,698)	-	-	(41,372)
Other income (expense)	1,500	-	-	-	1,500

Net Income (loss):	82,155	169,352	(735,177)	-	(483,670)

Income taxes	-	-	-	-	-

Net income (loss)	$82,155	$169,352	$(735,177)	$-	$(483,670)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On December 9, 2011, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC, both wholly-owned subsidiaries of the Company (collectively, the “Company”) entered into a five (5) year Billing and Collection Agreement (the “Agreement”) with MedTRX Health Care Solutions, LLC and MedTRX Collection Services LLC (collectively, “MedRX”). Under the terms of the Agreement, MedTRX was to provide the Company with proprietary IT billing and collection software systems. MedTRX has claimed that the Company breached the Agreement, and that the Agreement has been terminated. MedTRX, on July 25, 2014, filed a demand for arbitration with the American Arbitration Association to be conducted in New York, New York. The Company believes the claims of MedTRX are without merit and intends to file a counterclaim of its own for multiple breaches of the Agreement by MedTRX. Coin Halpern, a member of our Board of Directors, Is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. However, no assurance can be give that any amounts ultimately due by the Company, will not have a material impact on the Company’s financial condition.

On April 10, 2014, the Company terminated the employment of Dr. David E. Dominguez in accordance with the terms of his five (5) year Employment Agreement dated September 26, 2013 (the “Emploment Agreement”). Dr. Dominguez, on June 5, 2014, commenced an action against the Company in the Circuit of the Eighteenth Judicial Circuit and For Brevard County, Florida, alleging that his termination was in breach of the Employment Agreement. The Company has denied any liability to Dr. Dominguez and intends to vigorously defend this action.

NOTE 12 - SUBSEQUENT EVENTS

In July 2014, the Company terminated the services Elite Financial Communications Group, LLC d/b/a Hanover Elite. In accordance with terms of agreement, the Company issued an aggregate of 75,000 shares of its common stock at a cost of $96,000, which costs were accrued for the six months ended June 30, 2014. The shares were issued in reliance upon the exemption from resignation under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On July 28, 2014, Hillair elected to convert the aggregate amount of $127,857 of its Debenture, representing interest, into 127,857 shares of our common stock. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

As of August 1, 2014, the Company entered in a 12-month agreement to engage the services of IRTH Communications, LLC. The agreement, which is cancellable in six months, provides for a monthly cash retainer and the issuance of 150,000 restricted shares of our common stock, which shall be deemed earned when issued. The shares will be issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

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

We believe by integrating the synergistic mix of orthopaedic, neurology and interventional pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies all in one location or a “Medical Center of Excellence,” we are able to:

•	provide patients with convenient access to musculoskeletal and rehabilitative care via orthopaedic, neurology and interventional pain medicine treatment, diagnostics and ancillary care services, including, but not limited to magnetic resonance imaging (“MRI”), x-ray (“X-ray”), durable medical equipment (“DME”) and physical therapy (“PT”);

•	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

•	advance the quality and cost effectiveness of our patients’ healthcare; and ultimately, achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

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

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary which operates our real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which averages 95% annual occupancy, also leases approximately 55,000 square feet of commercial office space to tenants.

New Accounting Pronouncements

We adopted the provisions of Accounting Standards Update No. 2011-07, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), during the six months ended June 30, 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues

Total revenues increased 43% to $2,107,164 for the three months ended June 30, 2014, as compared to revenues of $1,469,570 for the same period in the prior year. The increase for the three months ended June 30, 2014 is attributed to growth in our net patient service revenue from our Medical Center of Excellence, FCMG, which increased 53% to $1,848,441 for the quarter, after factoring provision for doubtful accounts. Rental revenue remained relatively flat, totaling $258,723 and $260,757 for the three months ended June 30, 2014 and 2013, respectively.

The provision for doubtful accounts during the second quarter of 2014 totaled $37,128, or 2.09% of our total patient service revenues of $1,885,569 for the three months ended June 30, 2014. We adopted the provisions of ASU 2011-07, in 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 70% to $1,090,806 for the three months ended June 30, 2014, as compared to $641,789 for the same period in the prior year. The increase for the three months ended June 30, 2014 is attributed to the hiring of five additional physicians and their support staff during the fourth quarter of 2013. For the same reason, other operating expenses increased 38% for the three months ended June 30, 2014 to $427,056, as compared to $308,414 for the same period in the prior year.

General and administrative expenses for the three months ended June 30, 2014 increased 93% to $669,208, as compared to $347,326 for the same period in the prior year, and the increase was attributed to expenses related to our growth and capital restructuring. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization decreased from $126,805 for the three months ended June 30, 2013 to $126,772 for same period in 2014.

Net Income (Loss) from Operations

Net loss from operations totaled $(206,678) for the three months ended June 30, 2014, as compared to net income from operations of $45,236 reported for the same period in the prior year. Notwithstanding non-cash expenses totaling $259,900 for the second quarter of 2014, which included depreciation, bad debt expense and stock based compensation, income from operations totaled $53,222, as compared to income from operations of $240,541 after factoring $195,305 in non-cash depreciation and stock-based compensation recorded for the second quarter of 2013.

Interest Expense

Interest expense was $217,177 for the three months ended June 30, 2014, as compared to $381,735 for the same period in the prior year. Interest expense reported for the three months ended June 30, 2014 was primarily attributable to mortgage interest on Marina Towers; interest on financings related to equipment acquired for use in our Medical Center of Excellence, FCMG; and the debt discount associated with the issuance of the debenture, related warrant to Hillair and other corporate borrowings. In the second quarter of 2013, interest expense was comprised of mortgage interest on the building, interest on equipment financing and interest on other corporate borrowings. In addition, we incurred a non-cash interest cost of $137,472 for the three month period ended June 30, 2013 relating to the amortization of debt discounts.

Net Loss

For the three months ended June 30, 2014, our net loss increased 273% to $448,571 from a net loss of $120,392 for the same period in the prior year.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Revenues

Total revenues increased 51% to $4,341,917 for the six months ended June 30, 2014, as compared to revenues of $2,871,251 for the same period in the prior year. The increase for the six months ended June 30, 2014 is attributed to growth in our net patient service revenue from our Medical Center of Excellence, FCMG, which increased 63% to $3,821,271 for the current six month period, after factoring provision for doubtful accounts. Rental revenue remained relatively flat, totaling $520,646 and $527,426 for the six months ended June 30, 2014 and 2013, respectively.

The provision for doubtful accounts during the second quarter of 2014 totaled $37,128, or 2.09% of our total patient service revenues of $1,885,569 for the three months ended June 30, 2014. We adopted the provisions of ASU 2011-07, in 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 71% to $2,156,327 for the six months ended June 30, 2014, as compared to $1,264,548 for the same period in the prior year. The increase for the six months ended June 30, 2014 is attributed to the hiring of five additional physicians and their support staff during the fourth quarter of 2013. For the same reason, other operating expenses increased 40% for the six months ended June 30, 2014 to $856,347, as compared to $612,889 for the same period in the prior year.

General and administrative expenses for the six months ended June 30, 2014 increased 79% to $1,075,120, as compared to $600,345 for the same period in the prior year, and the increase was attributed to expenses related to our growth and capital restructuring. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased from $249,425 for the six months ended June 30, 2013 to $261,491 for same period in 2014.

Net Income (Loss) from Operations

Net loss from operations totaled $(7,368) for the six months ended June 30, 2014, as compared to net income from operations of $144,044 reported for the same period in the prior year. Notwithstanding non-cash expenses totaling $432,763 for the first half of 2014, which included depreciation, bad debt expense and stock based compensation, income from operations totaled $425,395, as compared to income from operations of $461,969 after factoring $317,925 in non-cash depreciation and stock-based compensation recorded for the first half of 2013.

Interest Expense

Interest expense was $436,430 for the six months ended June 30, 2014, as compared to $681,376 for the same period in the prior year. Interest expense reported for the six months ended June 30, 2014 was primarily attributable to mortgage interest on Marina Towers; interest on financings related to equipment acquired for use in our Medical Center of Excellence, FCMG; and the debt discount associated with the issuance of the debenture, related warrant to Hillair and other corporate borrowings.

In the first half of 2013, interest expense was comprised of mortgage interest on the building, interest on equipment financing and interest on other corporate borrowings. In addition, we incurred a non-cash interest cost of $207,026 for the six month period ended June 30, 2013 relating to the amortization of debt discounts.

Net Loss

For the six months ended June 30, 2014, our net loss increased 29% to $483,670 from a net loss of $375,461 for the same period in the prior year.

Segment Results

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The following are the revenues, operating expenses and net loss by segment for the three months ended June 30, 2014 and 2013, respectively. The significant fluctuations in the line items are described above.

For the Three Months Ended June 30, 2014:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,848,441	$-	$-	$1,848,441
Rental revenue	367,460	-	-	(108,737)	261,723
Total Revenue	367,460	1,848,441	-	(108,737)	2,107,164

Total operating expenses	201,111	1,808,821	409,647	(108,737)	2,313,842

Net income (loss) from operations:	166,349	39,620	(409,647)	-	(206,378)

For the Three Months Ended June 30, 2013:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,208,813	$-	$-	$1,208,813
Rental revenue	366,902	-	-	(106,145)	260,757
Total Revenue	366,902	1,208,813	-	(106,145)	1,469,570

Total operating expenses	157,264	1,117,155	256,129	(111,214)	1,424,334

Net income (loss) from operations:	209,638	91,658	(256,129)	69	45,236

The following are the revenues, operating expenses and net loss by segment for the six months ended June 30, 2014 and 2013, respectively. The significant fluctuations in the line items are described above.

For the Six Months Ended June 30, 2014:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$3,821,271	$-	$-	$3,821,271
Rental revenue	736,971	-	-	(216,325)	520,646
Total Revenue	736,971	3,821,271	-	(216,325)	4,341,917

Total operating expenses	401,551	3,523,933	640,126	(216,325)	4,349,285

Net income (loss) from operations:	335,420	297,338	(640,126)	-	(7,368)

For the Six Months Ended June 30, 2013:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$2,343,825	$-	$-	$2,343,825
Rental revenue	738,566	-	-	(211,140)	527,426
Total Revenue	738,566	2,343,825	-	(211,140)	2,871,251

Total operating expenses	321,159	2,119,740	503,816	(217,508)	2,727,207

Net income (loss) from operations:	417,407	224,085	(503,816)	6,368	144,044

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $70,812, restricted cash of $281,453 and accounts receivable totaling $2,055,245.

Net cash used in our operating activities for the six months ended June 30, 2014 was $549,037, as compared to net cash used in our operating activities of $241,204 for the same period in the prior year. The increase in net cash used in operating activities for the six month period was attributable to the growth and expansion of our Medical Center of Excellence, FCMG, which included the hiring of five new physicians and related support staff in 2013; investments in strengthening our infrastructure in anticipation of commencing the scaling and replication of our Medical Center of Excellence business model in 2014; and higher corporate expenses related to the preparation and filing of a registration statement on Form S-1.

Net cash flows used in our investing activities for the six months ended June 30, 2014 and 2013 was $87,982 and $261,215, respectively.

Net cash used in our financing activities for the six months ended June 30, 2014 was $31,327, as compared to net cash provided by our financing activities of $528,307 for the same period in the prior year.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. GAAP.

Recently Issued Accounting Pronouncements

There were various updated recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Climate Change

We believe that neither climate change, nor government regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On December 9, 2011, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC, both wholly-owned subsidiaries of the Company (collectively, the “Company”) entered into a five (5) year Billing and Collection Agreement (the “Agreement”) with MedTRX Health Care Solutions, LLC and MedTRX Collection Services LLC (collectively, “MedTRX”). Under the terms of the Agreement, MedTRX was to provide the Company with proprietary IT billing and collection software systems. MedTRX has claimed that the Company breached the Agreement, and that the Agreement has been terminated. MedTRX, on July 25, 2014, filed a demand for arbitration with the American Arbitration Association to be conducted in New York, New York. The Company believes the claims of MedTRX are without merit and intends to file a counterclaim of its own for multiple breaches of the Agreement by MedTRX. Colin Halpern, a member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. However, no assurance can be give that any amounts ultimately due by the Company, will not have a material impact on the Company’s financial condition.

On April 10, 2014, the Company terminated the employment of Dr. David E. Dominguez in accordance with the terms of his five (5) year Employment Agreement dated September 26, 2013 (the “Employment Agreement”). Dr.  Dominguez, on June 5, 2014, commenced an action against the Company in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida, alleging that his termination was in breach of the Employment Agreement. The Company has denied any liability to Dr. Dominguez and intends to vigorously defend this action.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuances to Directors, Officers, Employees and Service Providers

During the three months ended June 30, 2014, we issued an aggregate of 184,000 shares of our common stock to certain service providers and such shares had an aggregate fair value of $144,100. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Hillair Conversion

On May 8, 2014, Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 of interest, into 104,000 shares of our common stock. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

On June 30, 2014, Hillair elected to convert the aggregate amount of $104,700 of its Debenture, representing $100,000 of principal and $4,700 of interest, into 104,700 shares of our common stock. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

CT Capital Conversion

On June 10, 2014, CT Capital elected to convert the aggregate amount of $150,000 of its Debenture, representing $150,000 of principal, into 200,000 shares of our common stock. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 13, 2014	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2014	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer (Principal Accounting Officer)

