Form 10-Q
period 2014-09-30
First Choice Healthcare Solutions, Inc.
filed 2014-11-14
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of November 10, 2014, there were 17,713, 804 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$137,018	$739,158
Cash-restricted	340,672	256,246
Accounts receivable, net	2,114,525	1,272,155
Prepaid and other current assets	264,440	140,580
Capitalized financing costs, current portion	57,348	57,348
Total current assets	2,914,003	2,465,487

Property, plant and equipment, net of accumulated depreciation of $2,341,377 and $1,959,127	8,425,452	8,662,057

Other assets
Capitalized financing costs, long term portion	69,483	131,540
Patient list, net of accumulated amortization of $50,000 and $35,000	250,000	265,000
Patents, net of amortization of $14,325	272,175	286,500
Deposits	2,713	2,713
Total other assets	594,371	685,753

Total assets	$11,933,826	$11,813,297

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,078,142	$459,000
Stock based payable	28,750	166,340
Advances	50,000	-
Line of credit, short term	1,202,000	800,000
Convertible note payable, short term portion	1,611,626	-
Notes payable, current portion	781,162	743,787
Unearned revenue	42,099	74,934
Total current liabilities	4,793,779	2,244,061

Long term debt:
Deposits held	72,901	72,901
Convertible note payable, long term portion	537,209	2,347,403
Notes payable, long term portion	8,328,870	8,935,473
Total long term debt	8,938,980	11,355,777

Total liabilities	13,732,759	13,599,838

Stockholders' deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,688,804 and 16,747,248 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	17,689	16,747
Additional paid in capital	12,406,205	11,560,249
Accumulated deficit	(14,222,827)	(13,363,537)
Total stockholders' deficit	(1,798,933)	(1,786,541)

Total liabilities and stockholders' deficit	$11,933,826	$11,813,297

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Patient service revenue	$1,917,597	$1,395,610	$5,814,140	$3,739,435
Provision for bad debts	(290,440)	-	(365,712)	-
Net patient service revenue less provision for bad debts	1,627,157	1,395,610	5,448,428	3,739,435
Rental revenue	263,888	259,120	784,534	786,546
Total Revenue	1,891,045	1,654,730	6,232,962	4,525,981

Operating expenses:
Salaries & benefits	925,513	735,888	3,081,840	2,000,436
Other operating expenses	407,699	353,034	1,264,046	965,923
General & administrative	548,635	298,566	1,623,755	898,910
Depreciation and amortization	150,084	124,378	411,575	373,803
Total operating expenses	2,031,931	1,511,866	6,381,216	4,239,072

Net (loss) income from operations	(140,886)	142,864	(148,254)	286,909

Other income (expense):
Miscellaneous income	750	750	2,250	2,313
Gain on change in fair value of derivative liability	-	(1,631)	-	187,351
Amortization Financing costs	(20,686)	(22,802)	(62,058)	(51,477)
Interest expense, net	(214,798)	(302,590)	(651,228)	(983,966)
Total other income (expense)	(234,734)	(326,273)	(711,036)	(845,779)

Net loss before provision for income taxes	(375,620)	(183,409)	(859,290)	(558,870)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(375,620)	$(183,409)	$(859,290)	$(558,870)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	17,523,044	13,416,949	17,092,088	13,005,773

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	16,747,247	$16,747	$11,560,249	$(13,363,537)	$(1,786,541)
Common stock issued for services rendered	-	-	375,000	375	359,966	-	360,341
Common stock issued in settlement of convertible notes payable, line of credit and accrued interest	-	-	536,557	537	486,020	-	486,557
Common stock issued in connection with loan acquisition	-	-	30,000	30	(30)	-	-
Net loss	-	-	-	-	-	(859,290)	(859,290)
Balance, September 30, 2014	-	$-	17,688,804	$17,689	$12,406,205	$(14,222,827)	$(1,798,933)

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(859,290)	$(558,870)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	411,575	373,803
Amortization of financing costs	62,057	51,477
Amortization of debt discount in connection with convertible note	-	280,125
Bad debt expense	365,712	-
Stock based compensation	137,001	155,875
Change in fair value of debt derivative	-	(187,351)
Changes in operating assets and liabilities:
Accounts receivable	(1,208,082)	(646,621)
Prepaid expenses and other	(38,110)	(83,256)
Restricted funds	(84,426)	(37,163)
Accounts payable and accrued expenses	757,131	306,412
Unearned income	(32,835)	1,322
Net cash (used in) operating activities	(489,267)	(344,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(145,645)	(319,762)
Net increase in long term deposits	-	12,757
Net cash used in investing activities	(145,645)	(307,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from related party line of credit	-	(11,882)
Proceeds from advances	50,000	-
Proceeds from convertible note payable	-	257,000
Proceeds from lines of credit	552,000	1,086,404
Proceeds from notes payable	-	152,659
Net payments on notes payable	(569,228)	(702,954)
Net cash provided by financing activities	32,772	781,227

Net (decrease) increase in cash and cash equivalents	(602,140)	129,975
Cash and cash equivalents, beginning of period	739,158	67,045

Cash and cash equivalents, end of period	$137,018	$197,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$651,228	$703,841
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$166,340	$-
Common stock issued in settlement of line of credit	$150,000	$-
Common stock issued for future services	$98,000	$-
Common stock issued in settlement of convertible note payable and accrued interest	$336,557	$-
Common stock issued in connection with acquisition of patent	$-	$286,500
Common stock issued to acquire 10% interest in MedTech Diagnostics, LLC	$-	$450,000

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES; BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of September 30, 2014 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

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

SEPTEMBER 30, 2014

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

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

The Company recognizes in accordance with Accounting Standards Codification subtopic 954-310, “Health Care Entities” (“ASC 954-310”), significant patient service revenue at the time the services are rendered, even though it does not assess the patient’s ability to pay. Therefore, The Company’s interim and annual periods reports disclose both, its policy for assessing and disclosing the timing and amount of uncollectable patient service revenue recognized as doubtful. Qualitative and quantitative information about significant changes in the allowance for doubtful accounts related to patient accounts receivable are disclosed in the Company’s reports. These estimates are based upon the past history and identified trends for each of our payers.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of September 30, 2014, the Company had $137,018 in cash.

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

SEPTEMBER 30, 2014

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

As of September 30, 2014 and December 31, 2013, the Company’s provision for bad debts was $726,996 and $361,284, respectively.

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The patent costs are amortized over its expected useful life of 15 years. The amortization for the three and nine months ended September 30, 2014 was $14,325.  Accumulated amortization of patent costs was $14,325 and $-0- at September 30, 2014 and December 31, 2013, respectively.

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

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing.  These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and nine months ended September 30, 2014 was $20,685 and $62,057, respectively; and for the three and nine months ended September 30, 2013 was $22,802 and $51,477, respectively.  Accumulated amortization of deferred financing costs was $210,684 and $133,812 at September 30, 2014 and December 31, 2013, respectively.

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

SEPTEMBER 30, 2014

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of potentially issuable shares of common stock such as those related to the Company’s issued convertible debt, warrants and stock options (calculated using the treasury stock method).   Fully diluted shares outstanding were 23,594,546 and 15,628,755 for the three months ended September 30, 2014 and 2013, respectively and 20,843,589 and 15,217,578 for the nine months ended September 30, 2014 and 2013, respectively.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. As of September 30, 2014, the Company had no non-employee options outstanding to purchase shares of common stock.

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

SEPTEMBER 30, 2014

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – LIQUIDITY

The Company incurred various non-recurring expenses in 2013 in connection with development of its medical practice.  Management believes the positive year-end earnings before interest, taxes, depreciation and amortization and the continuing trend of positive growth before interest, taxes, depreciation and amortization through September 30, 2014 will support improved liquidity. In the fourth quarter of 2013, the Company paid off or converted to equity a total of $1,238,480 in outstanding debt. Currently, the Company has two main sources of liquidity, its line of credit with CT Capital, LP and revenue received from its real estate interest, FCID Holdings, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. As of September 30, 2014, the Company has used $1,202,000 of the amount available under the line of credit.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 3 — CASH - RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements. As of September 30, 2014 the Company had $340,672 in restricted cash as compared to $256,246 at December 31, 2013.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	3,970,602	3,953,846
Automobiles	29,849	29,849
Computer equipment	327,847	210,698
Medical equipment	2,253,639	2,238,639
Office equipment	129,724	132,984
	10,766,829	10,621,184
Less: accumulated depreciation	(2,341,377)	(1,959,127)
	$8,425,452	$8,662,057

During the three and nine months ended September 30, 2014, depreciation expense charged to operations was $120,759 and $382,250, respectively and during the three and nine months ended September 30, 2013, depreciation expense charged to operations was $130,885 and $373,803, respectively.

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

SEPTEMBER 30, 2014

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

During the nine months ended September 30, 2014, the Company issued 200,000 shares of its common stock upon the election by Lender to convert $150,000 of outstanding principal amount under the line of credit.

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

The Company issued to Hillair the Debenture with the Warrant for the net purchase price of $2,000,000 (reflecting the $320,000 original issue discount of the Debenture). Until the Debenture is no longer outstanding, the Debenture is convertible, in whole or in part at the option of Hillair, into shares of common stock, subject to certain conversion limitations set forth above. The Company, however, has reserved the right to pay the Debenture in cash. The conversion price for the Debenture is $1.00 per share, subject to adjustment for stock splits, stock dividends, and sales of securities for less than $1.00 per share or other distributions by the Company. As a result of the Company achieving certain milestones set forth in the Securities Purchase Agreement, however, the conversion price of the Debenture will not be reduced to less than $1.00 per share as a result of any subsequent sales of securities for less than $1.00 per share of common stock.

The Company will be obligated to redeem $580,000 of principal on February 1, 2015, May 1, 2015, August 1, 2015 and November 1, 2015, plus accrued but unpaid interest and any other amounts that may be owed to the holder of the Debenture on those dates. Interest on the Debenture accrues at the rate of 8% annually and is payable quarterly on August 1, November 1, February 1, and May 1, beginning on August 1, 2014. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock, provided certain conditions are met. The August 1st and November 1st 2014 payments have been made.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

On June 30, 2014, Hillair elected to convert the aggregate amount of $104,700 of its Debenture, representing $100,000 of principal and $4,700 of interest, into 104,700 shares of the Company’s common stock.

On August 4, 2014, Hillair elected to convert accrued interest of $127,857 into 127,857 shares of the Company’s common stock.

NOTE 7 — NOTES PAYABLE

Notes payable as of September 30, 2014 and December 31, 2013 are comprised of the following:

	September 30, 2014	December 31, 2013
Mortgage payable	$7,281,526	$7,353,398
Note payable, GE Capital (construction), MRI	165,121	278,287
Note payable, GE Capital (construction), 2	59,336	100,977
Note Payable, GE Capital (MRI)	1,307,717	1,592,278
Note Payable, GE Capital (X-ray)	153,076	184,001
Note Payable, GE Arm	97,756	114,597
Note payable, Auto	17,864	22,211
Capital lease, Equipment	27,636	33,511
	9,110,032	9,679,260
Less: current portion	(781,162)	(743,787)
	$8,328,870	$8,935,473

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Note Payable – Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%. The note is set to mature in June 2017, and is secured by related equipment. The outstanding balance on the note payable as of September 30, 2014 was $17,864.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Aggregate maturities of long-term debt as of September 30:

Amount
Three months ended December 31, 2014	$174,559
Year ended December 31, 2015	715,085
Year ended December 31, 2016	7,632,286
Year ended December 31, 2017	523,608
Year ended December 31, 2018 and thereafter	64,494
Total	$9,110,032

NOTE 8 — CAPITAL STOCK

During the nine months ended September 30, 2014, the Company issued an aggregate of 200,000 shares of its common stock in conversion of principal due on the line of credit.

During the nine months ended September 30, 2014, the Company issued 336,557 shares of its common stock in the conversion of convertible notes payable, and accrued interest.

During the nine months ended September 30, 2014, the Company issued an aggregate of 175,000 shares of its common stock for various consulting services rendered.

During the nine months ended September 30, 2014, the Company issued 100,000 shares of common stock for future services of $98,000. The Company recorded the fair value as prepaid expenses and amortizes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and nine months ended September 30, 2014, the Company recorded $12,250, respectively, as stock based compensation.

During the nine months ended September 30, 2014, the Company issued an aggregate of 130,000 shares of its common stock in employee incentives.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company's common stock as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
			Weighted		Weighted
Price	Outstanding	Expiration Date	Price	Exercisable	Price
$1.35	2,320,000	November 8, 2018	$1.35	2,320,000	$1.35
3.60	1,875,000	December 31, 2016	3.60	1,875,000	3.60
	4,195,000		$2.36	4,195,000	$2.36

Transactions involving stock warrants issued to non-employees are summarized as follows:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,875,000	$3.60
Granted	2,320,000	1.35
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013:	4,195,000	2.36
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2014:	4,195,000	$2.36

As of September 30, 2014, the Company had no outstanding options.

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

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the three months ended September 30, 2014:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,627,157	$-	$-	$1,627,157
Rental revenue	373,200	-	-	(109,312)	263,888
Total Revenue	373,200	1,627,157	-	(109,312)	1,891,045

Operating expenses:
Salaries & benefits	3,000	834,406	88,107	-	925,513
Other operating expenses	112,407	404,604	-	(109,312)	407,699
General and administrative	22,067	283,949	242,619	-	548,635
Depreciation and amortization	69,219	66,540	14,325	-	150,084
Total operating expenses	206,693	1,589,499	345,051	(109,312)	2,031,931

Net income (loss) from operations:	166,507	37,658	(345,051)	-	(140,886)

Interest expense	(113,689)	(56,162)	(44,947)	-	(214,798)
Amortization of financing costs	(14,337)	(6,349)	-	-	(20,686)
Other income (expense)	750	-	-	-	750

Net Income (loss):	39,231	(24,853)	(389,998)	-	(375,620)

Income taxes	-	-	-	-	-

Net income (loss)	$39,231	$(24,853)	$(389,998)	$-	$(375,620)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Summary Statement of Operations for the three months ended September 30, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,395,610	$-	$-	$1,395,610
Rental revenue	365,839	-	-	(106,719)	259,120
Total Revenue	365,839	1,395,610	-	(106,719)	1,654,730

Operating expenses:
Salaries & benefits	3,000	574,487	158,401	-	735,888
Other operating expenses	95,689	357,696	-	(100,351)	353,034
General and administrative	21,791	140,039	136,736	-	298,566
Depreciation and amortization	41,571	82,807	-	-	124,378
Total operating expenses	162,051	1,155,029	295,137	(100,351)	1,511,866

Net income (loss) from operations:	203,788	240,581	(295,137)	(6,368)	142,864

Interest expense	(115,241)	(78,039)	(109,310)	-	(302,590)
Amortization of financing costs	(14,337)	(8,465)	-	-	(22,802)
Gain on change in derivative liability	-	-	(1,631)	-	(1,631)
Other income (expense)	750	-	-	-	750

Net Income (loss):	74,960	154,077	(406,078)	(6,368)	(183,409)

Income taxes	-	-	-	-	-

Net income (loss)	$74,960	$154,077	$(406,078)	$(6,368)	$(183,409)

Summary Statement of Operations for the nine months ended September 30, 2014:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$5,448,428	$-	$-	$5,448,428
Rental revenue	1,110,171	-	-	(325,637)	784,534
Total Revenue	1,110,171	5,448,428	-	(325,637)	6,232,962

Operating expenses:
Salaries & benefits	9,000	2,810,844	261,996	-	3,081,840
Other operating expenses	326,008	1,263,675	-	(325,637)	1,264,046
General and administrative	65,789	849,110	708,856	-	1,623,755
Depreciation and amortization	207,447	189,803	14,325	-	411,575
Total operating expenses	608,244	5,113,432	985,177	(325,637)	6,381,216

Net income (loss) from operations:	501,927	334,996	(985,177)	-	(148,254)

Interest expense	(339,780)	(171,450)	(139,998)	-	(651,228)
Amortization of financing costs	(43,011)	(19,047)	-	-	(62,058)
Other income (expense)	2,250	-	-	-	2,250

Net Income (loss):	121,386	144,499	(1,125,175)	-	(859,290)

Income taxes	-	-	-	-	-

Net income (loss)	$121,386	$144,499	$(1,125,175)	$-	$(859,290)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Summary Statement of Operations for the nine months ended September 30, 2013:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$3,739,435	$-	$-	$3,739,435
Rental revenue	1,104,405	-	-	(317,859)	786,546
Total Revenue	1,104,405	3,739,435	-	(317,859)	4,525,981

Operating expenses:
Salaries & benefits	9,000	1,583,238	408,198	-	2,000,436
Other operating expenses	289,765	994,017	-	(317,859)	965,923
General and administrative	61,132	447,023	390,755	-	898,910
Depreciation and amortization	123,313	250,490	-	-	373,803
Total operating expenses	483,210	3,274,768	798,953	(317,859)	4,239,072

Net income (loss) from operations:	621,195	464,667	(798,953)	-	286,909

Interest expense	(347,406)	(208,773)	(427,787)	-	(983,966)
Amortization of financing costs	(43,011)	(8,466)	-	-	(51,477)
Gain on change in derivative liability	-	-	187,351	-	187,351
Other income (expense)	2,313	-	-	-	2,313

Net Income (loss):	233,091	247,428	(1,039,389)	-	(558,870)

Income taxes	-	-	-	-	-

Net income (loss)	$233,091	$247,428	$(1,039,389)	$-	$(558,870)

Assets:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At September 30, 2014:	$6,688,386	$4,837,380	$408,060	$-	$11,933,826
At December 31, 2013:	$6,873,839	$4,178,091	$761,367	$-	$11,813,297

Assets acquired
Three month ended September 30, 2014:	$-	$57,663	$-	$-	$57,663
Three months ended September 30, 2013:	$-	$54,255	$-	$-	$54,255
Nine months ended September 30, 2014:	$16,758	$128,887	$-	$-	$145,645
Nine months ended September 30, 2013:	$67,192	$252,570	$-	$-	$319,762

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On December 9, 2011, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC, both wholly-owned subsidiaries of the Company (collectively, the “Company”) entered into a five (5) year Billing and Collection Agreement (the “Agreement”) with MedTRX Health Care Solutions, LLC and MedTRX Collection Services LLC (collectively, “MedTRX”). Under the terms of the Agreement, MedTRX was to provide the Company with proprietary IT billing and collection software systems. MedTRX has claimed that the Company breached the Agreement, and that the Agreement has been terminated. MedTRX, on July 25, 2014, filed a demand for arbitration with the American Arbitration Association to be conducted in New York, New York. The Company believes the claims of MedTRX are without merit and intends to file a counterclaim of its own for multiple breaches of the Agreement by MedTRX. Colin Halpern, a member of our Board of Directors, Is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. However, no assurance can be given that any amounts ultimately due by the Company, will not have a material impact on the Company’s financial condition.

On April 10, 2014, the Company terminated the employment of Dr. David E. Dominguez in accordance with the terms of his five (5) year Employment Agreement dated September 26, 2013 (the “Employment Agreement”). Dr.  Dominguez, on June 5, 2014, commenced an action against the Company in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida, alleging that his termination was in breach of the Employment Agreement. The action was settled by Agreement dated September 4, 2014, with no settlement cost to the Company, without either party admitting any liability, and the filing of Joint Stipulation of Dismissal.

NOTE 12 - SUBSEQUENT EVENTS

Effective as of November 3, 2014, the Board of Directors of First Choice Healthcare Solutions, Inc. (the “Company”) appointed Gary D. Pickett as Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Pickett succeeds Donald A. Bittar as Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Bittar announced he would be retiring effective November 3, 2014. Mr. Bittar will continue to serve as a member of the Company’s Board of Directors.

Gary D. Pickett, age 63, a certified public accountant, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and has served four years as a field artillery officer in the United States Army. From March 2006 to May 2014, Mr. Pickett served as a senior financial executive with Bovie Medical Corporation (NYSE: BVX), a microcap publicly-traded medical manufacturing company, including as their Chief Financial Officer, Secretary and Treasurer. Prior to joining Bovie, Mr. Pickett held positions with Progress Energy Services of Raleigh, NC, (Director of Financial Systems), and with Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL (Vice-President and Controller). Mr. Pickett has extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting.

In connection with his appointment as Chief Financial Officer, the Company awarded Mr. Pickett 50,000 shares of Common Stock which vest in two (2) equal annual installments on the first and second anniversaries of his employment. Mr. Pickett is also entitled to receive up to $6,000 in relocation expenses.

For estate planning purposes, Mr. Romandetti, the Company’s Chief Executive Officer and President, has gifted the 1,800,000 shares of the Company’s common stock owned by Marina Towers Holdings, LLC (“Holdings”), a Florida limited liability company.  The recipients of the gifts were his local church organization (100,000 shares) and the remaining 1,700,000 shares will be distributed among his children’s trust accounts.  Mr. Romandetti is the managing member of Holdings.  In addition, Mr. Romandetti, as the managing member of GIRTFT, LLC (“GIRTFT”), a Florida limited liability company, has instructed that the 5,750,000 shares owned by GIRTFT be transferred to a family trust.

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

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern and western parts of the United States. By centralizing current and future centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. We currently have 50 employees, including physicians and physician assistants.

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

New Accounting Pronouncements

We adopted the provisions of Accounting Standards Update No. 2011-07, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), during the six months ended September 30, 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Revenues

Total revenues increased 14% to $1,891,045 for the three months ended September 30, 2014 as compared to revenues of $1,654,730 for the same period in the prior years. The increase for the three months ended September 30, 2014 is attributed to growth in our net patient service revenue from our Medical Center of Excellence, FCMG, which increased 17% to $1,627,157 for the quarter, after factoring provision for doubtful accounts. Rental revenue remained relatively flat, totaling $263,888 and $259,120 for the three months ended September 30, 2014 and 2013, respectively.

The provision for doubtful accounts during the third quarter of 2014 totaled $290,440. The charge to the provision for doubtful accounts in the third quarter 2014 resulted from writing off old receivables from our prior MedTRX accounts receivable system, which was replaced by Athena in June 2014. We adopted the provisions of ASU 2011-07, in 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 26% to $925,513 for the three months ended September 30, 2014, as compared to $735,888 for the same period in the prior year. The increase for the three months ended September 30, 2014 is attributed to the hiring of additional physicians and their support staff during the fourth quarter of 2013. For the same reason, other operating expenses increased 15% for the three months ended September 30, 2014 to $407,699, as compared to $353,034 for the same period in the prior year.

General and administrative expenses for the three months ended September 30, 2014 increased 84% to $548,635, as compared to $298,566 for the same period in the prior year, and the increase was attributed to expenses related to our growth and capital restructuring. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased from $124,378 for the three months ended September 30, 2013 to $150,084 for same period in 2014.

Net Loss from Operations

Net loss from operations totaled $(140,886) for the three months ended September 30, 2014, as compared to net income from operations of $142,864 reported for the same period in the prior year. Notwithstanding non-cash expenses totaling $502,210 for the third quarter of 2014, which included depreciation, bad debt expense and stock based compensation, income from operations totaled $361,324, as compared to income from operations of $354,664 after factoring $211,800 in non-cash depreciation and stock-based compensation recorded for the third quarter of 2013.

Interest Expense

Interest expense was $214,798 for the three months ended September 30, 2014, as compared to $302,590 for the same period in the prior year. Interest expense reported for the three months ended September 30, 2014 was primarily attributable to mortgage interest on Marina Towers and interest on financings related to equipment acquired for use in our Medical Center of Excellence, FCMG. In the third quarter of 2013, interest expense was comprised of mortgage interest on the building, interest on equipment financing and interest on other corporate borrowings. In addition, we incurred a non-cash interest cost of $73,099 for the three month period ended September 30, 2013 relating to the amortization of debt discounts.

Net Loss

For the reasons noted above , our net loss increased 105% to $375,620 for the three months ended September 30, 2014 from a net loss of $183,409 reported for the same period in the prior year.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Revenues

Total revenues increased 38% to $6,232,962 for the nine months ended September 30, 2014, as compared to revenues of $4,525,981 for the same period in the prior year. The increase for the nine months ended September 30, 2014 is attributed to growth in our net patient service revenue from our Medical Center of Excellence, FCMG, which increased 46% to $5,448,428 for the current nine month period, after factoring provision for doubtful accounts. Rental revenue remained relatively flat, totaling $784,534 and $786,546 for the nine months ended September 30, 2014 and 2013, respectively.

The provision for doubtful accounts for 2014 totaled $365,712, or 6.29% of our total patient service revenues of $5,814,140 for the nine months ended September 30, 2014. We adopted the provisions of ASU 2011-07, in 2014. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 54% to $3,081,840 for the nine months ended September 30, 2014, as compared to $2,000,436 for the same period in the prior year. The increase for the nine months ended September 30, 2014 is attributed to the hiring of additional physicians and their support staff during the fourth quarter of 2013. For the same reason, other operating expenses increased 31% for the nine months ended September 30, 2014 to $1,264,046, as compared to $965,923 for the same period in the prior year.

General and administrative expenses for the nine months ended September 30, 2014 increased 81% to $1,623,755, as compared to $898,910 for the same period in the prior year, and the increase was attributed to expenses related to our growth and capital restructuring. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased from $373,803 for the nine months ended September 30, 2013 to $411,575 for same period in 2014.

Net Income from Operations

Net loss from operations totaled $(148,254) for the nine months ended September 30, 2014, as compared to net income from operations of $286,909 reported for the same period in the prior year. Notwithstanding non-cash expenses totaling $976,345 for the nine months ended September 30, 2014, which included depreciation, bad debt expense and stock based compensation, income from operations totaled $828,091, as compared to income from operations of $816,587 after factoring $529,678 in non-cash depreciation and stock-based compensation recorded for the nine months ended September 30, 2013.

Interest Expense

Interest expense was $651,228 for the nine months ended September 30, 2014, as compared to $983,966 for the same period in the prior year. Interest expense reported for the nine months ended September 30, 2014 was primarily attributable to mortgage interest on Marina Towers and interest on financings related to equipment acquired for use in our Medical Center of Excellence, FCMG; and other corporate borrowings.

In the nine months ended September 30, 2013, interest expense was comprised of mortgage interest on the building, interest on equipment financing and interest on other corporate borrowings. In addition, we incurred a non-cash interest cost of $280,125 for the nine month period ended September 30, 2013 relating to the amortization of debt discounts.

Net Loss

For the nine months ended September 30, 2014, our net loss increased 54% to $859,290 from a net loss of $558,870 for the same period in the prior year.

Segment Results

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The following are the revenues, operating expenses and net loss by segment for the three months ended September 30, 2014 and 2013, respectively. The significant fluctuations in the line items are described above.

For the Three Months Ended September 30, 2014:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,627,157	$-	$-	$1,627,157
Rental revenue	373,200	-	-	(109,312)	263,888
Total Revenue	373,200	1,627,157	-	(109,312)	1,891,045

Total operating expenses	206,693	1,589,499	345,051	(109,312)	2,031,931

Net income (loss) from operations:	166,507	37,658	(345,051)	-	(140,886)

For the Three Months Ended September 30, 2013:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,395,610	$-	$-	$1,395,610
Rental revenue	365,839	-	-	(106,719)	259,120
Total Revenue	365,839	1,395,610	-	(106,719)	1,654,730

Total operating expenses	162,051	1,155,029	295,137	(100,351)	1,511,866

Net income (loss) from operations:	203,788	240,581	(295,137)	(6,368)	142,864

The following are the revenues, operating expenses and net loss by segment for the nine months ended September 30, 2014 and 2013, respectively. The significant fluctuations in the line items are described above.

For the Nine Months Ended September 30, 2014:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$5,448,428	$-	$-	$5,448,428
Rental revenue	1,110,171	-	-	(325,637)	784,534
Total Revenue	1,110,171	5,448,428	-	(325,637)	6,232,962

Total operating expenses	608,244	5,113,432	985,177	(325,637)	6,381,216

Net income (loss) from operations:	501,927	334,996	(985,177)	-	(148,254)

For the Nine Months Ended September 30, 2013:

	Real	Healthcare		Intercompany
	Estate	Services	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$3,739,435	$-	$-	$3,739,435
Rental revenue	1,104,405	-	-	(317,859)	786,546
Total Revenue	1,104,405	3,739,435	-	(317,859)	4,525,981

Total operating expenses	483,210	3,274,768	798,953	(317,859)	4,239,072

Net income (loss) from operations:	621,195	464,667	(798,953)		286,909

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $137,018, restricted cash of $340,672 and accounts receivable totaling $2,114,525.

Net cash used in our operating activities for the nine months ended September 30, 2014 was $489,267, as compared to net cash used in our operating activities of $344,247 for the same period in the prior year. The increase in net cash used in operating activities for the nine month period was attributable to the growth and expansion of our Medical Center of Excellence, FCMG, which included the hiring of five new physicians and related support staff in 2013; investments in strengthening our infrastructure in anticipation of commencing the scaling and replication of our Medical Center of Excellence business model in 2014; and higher corporate expenses related to the preparation and filing of a registration statement on Form S-1.

Net cash flows used in our investing activities for the nine months ended September 30, 2014 and 2013 was $145,645 and $307,005, respectively.

Net cash used in our financing activities for the nine months ended September 30, 2014 was $32,772, as compared to net cash provided by our financing activities of $781,227 for the same period in the prior year.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On December 9, 2011, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC, both wholly-owned subsidiaries of the Company (collectively, the “Company”) entered into a five (5) year Billing and Collection Agreement (the “Agreement”) with MedTRX Health Care Solutions, LLC and MedTRX Collection Services LLC (collectively, “MedTRX”). Under the terms of the Agreement, MedTRX was to provide the Company with proprietary IT billing and collection software systems. MedTRX has claimed that the Company breached the Agreement, and that the Agreement has been terminated. MedTRX, on July 25, 2014, filed a demand for arbitration with the American Arbitration Association to be conducted in New York, New York. The Company believes the claims of MedTRX are without merit and intends to file a counterclaim of its own for multiple breaches of the Agreement by MedTRX. Colin Halpern, a member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. However, no assurance can be given that any amounts ultimately due by the Company, will not have a material impact on the Company’s financial condition.

On April 10, 2014, the Company terminated the employment of Dr. David E. Dominguez in accordance with the terms of his five (5) year Employment Agreement dated September 26, 2013 (the “Employment Agreement”). Dr.  Dominguez, on June 5, 2014, commenced an action against the Company in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida, alleging that his termination was in breach of the Employment Agreement. The action was settled by Agreement dated September 4, 2014, with no settlement cost to the Company, without either party admitting any liability, and the filing of Joint Stipulation of Dismissal.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuances to Directors, Officers, Employees and Service Providers

During the three months ended September 30, 2014, we issued an aggregate of 175,000 shares of our common stock to certain service providers and such shares had an aggregate fair value of $194,000. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Hillair Conversion

On August 4, 2014, Hillair elected to convert the aggregate amount of $127,857 of its interest accrued on its Debenture into 127,857 shares of our common stock. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 14, 2014	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer (Principal Accounting Officer)

