Form 10-K
period 2014-12-31
First Choice Healthcare Solutions, Inc.
filed 2015-04-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

709 S. Harbor City Blvd., Suite 250, Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (321) 725-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $18,312,622.

As of April 10, 2015, there were 18,432,055 shares of common stock, par value $0.001 per share, outstanding.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

PART I

This report may contain forward-looking statements within the meaning of Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking state to all comments are based on our management's beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.       BUSINESS

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is engaged in the creation of state-of the-art, multi-specialty “Medical Centers of Excellence” in select markets primarily in the southeastern United States. We intend to own, operate and manage these “Medical Centers of Excellence” under the FCHS brand.

We believe by integrating the synergistic mix of orthopaedic, neurology and interventional pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies all in one location or “Medical Center of Excellence,” we are able to:

•	provide patients with convenient access to musculoskeletal and rehabilitative care via orthopaedic, neurology and interventional pain medicine treatment, diagnostics and ancillary care services, including, but not limited to, magnetic resonance imaging (“MRI”), x-ray (“X-ray”), durable medical equipment (“DME”) and physical therapy (“PT”);

•	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

•	advance the quality and cost effectiveness of our patients’ healthcare; and

•	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

We currently own and operate First Choice Medical Group of Brevard, LLC (“FCMG”), our model multi-specialty Medical Center of Excellence. FCMG will serve as the model for replicating our “Medical Center of Excellence” strategy in our target expansion markets. Located in Melbourne, Florida, FCMG specializes in the delivery of musculoskeletal medicine, via our strategically aligned subspecialties in orthopaedic, neurology and interventional services, including MRI, X-ray, DME and rehabilitative care with multiple quality-focused goals centered on enriching our patients’ care experiences.

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary which operates our real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square feet, Class A, six story building located on Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants.

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

On or about February 13, 2012, we obtained stockholder consent for (i) the approval of an agreement and plan of merger (the “Merger Agreement”) with First Choice Healthcare Solutions, Inc., (“FCHS Delaware”), a Delaware corporation formed exclusively for the purpose of merging with the Company, pursuant to which (a) the Company's state of incorporation changed from Colorado to Delaware (the “Reincorporation”) (b) the Company's name changed from Medical Billing Assistance, Inc. to First Choice Healthcare Solutions, Inc. (the “Name Change”), (c) every four shares of Company's common stock was exchanged for one share of FCHS Delaware common stock (effectively resulting in a four-to-one reverse split of the Company's common stock) (the “Reverse Split”), and (d) FCHS Delaware inherited the rights and property of the Company and assumed the liabilities of the Company and (ii) the approval of the Medical Billing Assistance, Inc. 2011 Incentive Stock Plan. The effective date for the Reincorporation and the Reverse Split was April 4, 2012. The Company changed its name to be more closely aligned with its target market.

Our address is 709 S. Harbor City Blvd., Suite 250, Melbourne, Florida, 32901 and our phone number is (321) 725-0090. Our website address is www.myfchs.com. Information contained in our website is not incorporated by reference herein.

Operating Segments

We operate in two segments, healthcare services and real estate through five wholly-owned subsidiaries:

•	FCID Medical, Inc. (“FCID Medical”), which is the subsidiary under which all of our Medical Centers of Excellence are and will be owned and operated. First Choice Medical Group of Brevard, LLC is our Medical Center of Excellence and is located in Melbourne, Florida. First Choice Medical Group is our model multi-specialty Medical Center of Excellence and is wholly-owned and operated by FCID Medical.

•	FCID Holdings, Inc. (“FCID Holdings”) operates Marina Towers, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. Marina Towers is owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%).

Our goal is to build a network of non-physician and physician owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the Southeastern United States. By centralizing current and future centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping at our corporate headquarters, we will maintain efficiencies and economies of scale. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities.

Our Healthcare Services Business

We own and operate First Choice Medical Group of Brevard, LLC (“FCMG”), a multi-specialty medical center in Melbourne, Florida. FCMG is our model multi-specialty Medical Center of Excellence and specializes in the delivery of musculoskeletal medicine, diagnostic services and rehabilitative care.

Using FCMG as a model, we plan to create world-class, state-of-the-art Medical Centers of Excellence committed to delivering patient-centric care in select U.S. markets.

FCID Medical, Inc.

FCID Medical is our wholly-owned subsidiary under which all of our Medical Centers of Excellence will be owned and operated. FCID Medical independently managed FCMG from November 2011 until April 2012 when we acquired FCMG as a subsidiary. Since acquiring FCMG, we have succeeded in increasing monthly patient visits, improving management of account payables/receivables, and expanding the number of physicians and care specialists on staff.

First Choice Medical Group of Brevard, LLC

Based in Melbourne, Florida, FCMG is our model multi-specialty Medical Center of Excellence. The Center specializes in the delivery of musculoskeletal medicine, diagnostic services and rehabilitative care with multiple quality-focused goals centered on enriching patient care experiences. Our physicians and care specialists are recruited and retained with an emphasis on best practices and attitude: being committed to meeting and exceeding the needs of patients and their families. Moreover, all employees of FCMG, from the receptionists to the doctors, are considered caregivers who put the patient first. All caregivers cooperate with one another with a common focus on the best interests and personal goals of each patient. Unique to FCMG, we also consider families and friends of patients to be vital components of the care team.

Care is focused on each patient’s full continuum of care, which requires a more personalized approach to treatment. It is the mission of our team to customize care to ensure that each patient’s needs, values and choices are always considered, which squarely aligns with our purpose of “transforming healthcare delivery, one patient at a time.”

FIRST CHOICE MEDICAL GROUP’S PATIENT-CENTRIC CARE DELIVERY MODEL

Our caregivers listen to and honor the perspectives and choices of patients and their families. Moreover, our caregivers communicate and share complete and unbiased information with patients and families in ways that are affirming and useful in decision-making processes. Our care delivery practices exemplify the very definition of patient-centric care, explicitly recognizing the importance of human interaction in terms of personalized care, kindness and being `present' with patients.

FCMG's patient-centric culture strives to include providing an inviting, easily accessible, peaceful, healing environment that is aesthetically pleasing and designed specifically to allay patient fear, anxiety and discomfort. The design and decor of FCMG's lobby and diagnostic and treatment areas are intended to define and reinforce a strong and relevant brand image of quality, patient-centered care.

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

Our physicians currently have hospital and surgical privileges at several hospitals serving Brevard County, Florida, including Health First, Inc., Melbourne Same-Day Surgery Center and SCA Surgery Center. Patients at FCMG are seen by physicians and care specialists who are our employees, not contractors; and patient clinical care and approach to treatment is well coordinated across a patient's full care continuum.

Our Definition of a “Medical Center of Excellence”

As there are numerous definitions of a “Medical Center of Excellence,” we have strictly defined what we believe is qualified as a “Medical Center of Excellence” to ensure that our high standards for patient care and attention can be fostered and preserved. More specifically, each of our Medical Centers of Excellence will:

•	be approximately eight to ten specialty physicians —all of whom are subject to our rigorous qualification and hiring process;

•	provide for the combination of synergistic medical disciplines in orthopaedics, neurology and interventional pain medicine, while supported by related in-house diagnostic and ancillary services, including, but not limited to MRI, X-ray, DME and PT using advanced technologies;

•	be capable of generating estimated annual revenue of $20 to $30 million when operating at full capacity, based on current reimbursement rates;

•	be housed in a commercial building, in close geographic proximity to a primary hospital(s); and

•	allow for 16,000-20,000 square feet of usable space for build-out consideration.

Because we believe in ideals relating to optimal patient experience of care, we continually reinforce the importance of hiring, training, evaluating, compensating and supporting a workforce committed to patient-centered care. Just as vital, we engage our employees in all aspects of process design and treat them with the same dignity and respect that they are expected to show patients and family members. Central to our long term growth strategy is attracting and recruiting top tier physicians and care specialists that rank in the top percentile of performance in the local markets we serve; and creating a work environment and corporate culture that serves to engage, motivate and retain them.

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

Our systems of operation unburden our physicians from business administration responsibilities associated with operating a medical practice or clinic. More specifically, we believe that physicians will choose employment with us because we can offer advantages and benefits such as being able to focus exclusively on delivering excellent patient care; higher income potential; freedom from day-to-day practice administration, including marketing and generating new patient leads; access to state-of-the-art technology, diagnostics and services; and camaraderie and collaboration with a cadre of first-rate caregivers dedicated to common, patient-centered goals and objectives. The requirements for running the day-to-day business functions of the Centers are the sole responsibility of our management team —and not the physicians. Simply put, doctors get to be doctors.

Currently, we are actively engaged in identifying and pursuing discussions with prospective physicians in our key target markets —with those being primarily in the Southeastern United States. We anticipate investing $4-5 million to create one or more Medical Centers of Excellence during the next 12 months; and each Center may require up to 6-12 months to achieve optimal economic capacity, depending on the number of physicians and physician assistants to be employed, the medical service mix and the type of diagnostic and ancillary services to be offered.  However, there can be no assurance that we will be able to negotiate acceptable terms for, or find suitable candidates for, such positions.

Our Strategy

We aim to distinguish our Medical Centers of Excellence from our competition by designing our Centers as premier destinations for clinically superior, patient-centric care that is coordinated across a patient’s entire care continuum. By doing so, we expect to deliver more meaningful and collaborative doctor-patient experiences, more accurate diagnoses due to the care coordination, effective treatment plans, faster recoveries and materially reduced costs. Our strategic focus is to grow primarily in select southeastern and western U.S. markets by hiring additional physicians to create FCHS-branded Medical Centers of Excellence that fit our defined criteria. Our criteria includes the following:

•	opportunities for us to introduce additional revenue channels (i.e., synergistic musculoskeletal medical disciplines; on-site MRI, X-ray, DME and PT; related health and wellness products, etc.) that will support and promote enhanced, well-coordinated, patient-centric care while supporting and promoting profitable business operations;

•	opportunities that support economies of scale in billing, collections, purchasing, advertising and compliance which can be fully leveraged to reduce expenses and fuel income growth; and

•	opportunities to increase awareness of our brand by aligning with patients, referring physicians, medical institutions, insurers, employers and other healthcare stakeholders in local markets that share our values of patient care.

Our business model is to employ all of our multi-specialty physicians, thereby permitting us to optimize revenue generation from both physician and ancillary services, while also providing our employed care providers with the ability to refer patients to our on-site diagnostic services. Physician-owned practices, on the other hand, may be subject to prevailing federal regulations (e.g., The Ethics in Patient Referral Act of 1989, as amended), which may limit their ability to refer patients for certain healthcare services provided by entities in which a physician-owner(s) has a financial interest.

Our centralized system of back office operations will allow us to achieve measurable cost and productivity efficiencies as we expand the number of Centers we own and operate. We have specifically designed our centralized system to alleviate our staff physicians from business administration responsibilities associated with operating a medical practice or clinic, enabling them to focus on caring for the patients we serve. Physicians who own and manage their own private practices or clinics typically have to devote valuable time and resources to addressing business concerns, time and resources that might otherwise be spent on treating their patients.

Medical Service Mix

Like other business models for professional medical services, our Medical Center of Excellence model is designed to offer the most synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can generate more revenue than others. Physicians need access to diagnostic equipment and ancillary services, such as MRI, X-ray, DME and PT. Moreover, patients expect their physicians to have access to the best diagnostic and service delivery equipment. Without diagnostic services, many medical practices will find it difficult to maintain their current margins of profitability.

We integrate both medical specialties and diagnostic services in our Centers to maintain or enhance our profits. While one specialty may have high reimbursements for their professional services but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have a lower professional service reimbursements but high volume of diagnostic equipment use. Operating independently, each specialty group would face retreating profit margins and confront significant challenges to maintaining high service levels with adequate equipment and advanced technologies. However, operating together, they create the optimal mix of professional service fee income and diagnostic equipment procedure income. Since the combination is more profitable than either of its components, there is a favorable opportunity to sustain profit margins that will allow each Center to maintain high service levels with state-of-the-art equipment.

Scalable Back Office and Economies of Scale

Fixed cost legacy administrative functions have subjected many established medical centers to a downward spiral of diminishing profit margins and losses. In legacy medical centers, administrative management, billing, compliance, accounting, marketing, advertising, scheduling, customer service and record keeping functions represent fixed overhead for the practice. The fixed administrative overhead of a practice has the effect of reducing profit margins if the practice experiences declining revenues as a result of lower patient volumes from increasing competition, lower pricing, lower reimbursements or patient migration to competitors.

A key to our success will be our ability to continue to employ a highly experienced team of business managers supported by an array of professional, experienced and compliant subcontractors. Using project management best practices, our corporate team managers all billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions on behalf of FCMG. It is our plan that the cost of our “back office operations” will not increase in direct relation to the growth of our Medical Centers of Excellence, which will allow us to sustain profit margins across our entire business operations with a cost effective and scalable back office. As the number of employed physicians and operated Medical Centers of Excellence increases, the economies of scale for our back office operations will also increase. The economies of scale support selecting the best and not the lowest cost subcontractors, while allowing FCMG and our other future Medical Centers of Excellence to operate cost effectively with higher service levels.

Specifically, we currently provide all of the administrative services necessary to support the practice of medicine by our physicians and improve operating efficiencies of FCMG and our future Medical Centers of Excellence:

•	Recruiting and Credentialing. We have proven experience in locating, qualifying, recruiting and retaining experienced physicians. In addition to the verification of credentials, licenses and references of all prospective physician candidates, each caregiver undergoes Level Two Background Checks. We maintain a national database of practicing physicians. In addition to our database of physicians, we recruit locally through trade advertising, the American Academy of Orthopaedic Surgeons and referrals from our physicians.

•	Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all of our physicians; and we are responsible for billing, collection and reimbursement for services rendered by our physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other referring physicians with whom we collaborate. Such charges are billed and collected separately by the hospitals or other physicians. The majority of our third party payors remit by EFT and wire transfers. Accordingly, every aspect of the business is positioned to achieve high productivity and lower administrative headcounts and per capita expense. We provide our physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenue for physician services. All of our billing and collection operations are controlled and will continue to be controlled from our business offices located at our corporate headquarters in Melbourne, Florida.

•	Risk Management and Other Services. We maintain a risk management program focused on reducing risk, including the identification and communication of potential risk areas to our medical staff. We maintain professional liability coverage for our group of healthcare professionals. Through our risk management staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide a multi-faceted compliance program that is designed to assist our multi-specialty Medical Centers of Excellence in complying with increasingly complex laws and regulations. We also manage all information technology, facilities management, legal support, marketing support, regulatory compliance and other services.

Developing and operating additional multi-specialty Medical Centers of Excellence in other geographic areas will take advantage of the economies of scale for our administrative back office functions. Our business development plan calls for opening up multiple Centers in multiple states and cities at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each location. We believe that the scalable structure of our administrative back office functions will efficiently support our expansion plans.

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

We believe that our business model incorporates the best of these technologies. A central management team monitors, directs and controls FCMG, and will control our future multi-specialty Medical Centers of Excellence as well as the necessary support subcontractors required by the operations. Our administrative operations are centered on a secure paperless practice management platform. We utilize a state-of-the-art, cloud-based electronic medical record (“EMR”) management system, which provides ready access to each patient’s test results from anywhere in the world where there is internet connectivity, including X-ray and MRI images, diagnosis, patient and doctor notes, visit reports, billing information, insurance coverage, patient identification and personalized care delivery requirements. Our EMR system fully complies with Meaningful Use standards defined by the Centers for Medicare & Medicaid Services Incentive Programs. These programs govern the use of electronic health records and allow us to earn incentive payments from the U.S. government, pursuant to the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009.

We intend to grow by replicating our model, currently in place at FCMG, in other geographic markets, and by hiring and managing additional physicians to serve patients in our current and future Medical Centers of Excellence - all of which will be supported by our standardized policies, procedures and clinic setup guidelines. We believe our administrative functions can be quickly scaled to handle multiple additional Centers and/or physicians. As we rollout our business model, we expect our administrative core and clinic retail model will assist us in maintaining economies of scale for all of our multi-specialty Medical Centers of Excellence.

Referral and Partnering Relationships,

Our business model is influenced by the direct contact and daily interaction that our physicians have with their patients, and emphasizes a patient-centric, shared clinical approach that also serves to address the needs of our various “partners,” including hospitals, third-party payors, referring physicians, our physicians and, most importantly, our patients. Our relationships with our partners are important to our continued success.

Hospitals

Our relationships with our hospital partners are critical to our operations. We work with our hospital partners to market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals. In addition, a majority of our physicians maintain regular hospital privileges, to ensure best in class is available to our patients and the community. Under our contracts with hospitals, we are responsible for billing patients and third-party payors for services rendered by our physicians separately from other related charges billed by the hospital or other physicians within the hospital to the same payors.

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

Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities and people with end-stage renal disease. The program is provided without regard to income or assets and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system. The other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. TRICARE is the healthcare program for U.S. military service members (active, Guard/Reserve and retired) and their families around the world. TRICARE is managed by the Defense Health Agency under leadership of the Assistant Secretary of Defense. Both Medicare and TRICARE compensation rates are generally lower in comparison to commercial health plans. In order to participate in government programs, our Medical Centers of Excellence must comply with stringent and often complex enrollment and reimbursement requirements.

We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as health maintenance organizations, preferred provider organizations and exclusive provider organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal Employee Retirement Income Security Act (“ERISA”) requirements. We seek to secure mutually agreeable contracts with payors that enable our physicians to be listed as in-network participants within the payors' provider networks

We charge our standard rates to all patients and adjust our collections based on our contractual agreements with the insurance payors. If payment is less than billed charges, we bill the balance to the patient, subject to state and federal laws regulating such billing. Although we maintain standard billing and collections procedures, we also provide discounts and/or payment option plans in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due at the time services are rendered. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account.

Referring Physicians and Practice Groups

Our relationships with our referring physicians and referring practice groups are critical to our success. Our physicians seek to establish and maintain long-term professional relationships with referring physicians in the communities where we practice. We believe that our community presence, through our hospital coverage and FCMG, assists referring physicians with further enhancing their practices by providing well-coordinated and highly responsive care to their patients who require our musculoskeletal services, diagnostic services and rehabilitative care.

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

HHS's Security Standards require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically received, maintained or transmitted (including between us and our affiliated practices). We have implemented security policies, procedures and systems designed to facilitate compliance with the HIPAA Security Standards.

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

Compliance Program

We maintain a compliance program that reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of health care services, including:

•	a Compliance Committee consisting of our senior executives;

•	our Code of Ethics, which is applicable to our employees, officers and directors;

•	a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to our Chief Executive Officer, or any person who is not in the disclosing individual's chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	an organizational structure designed to integrate our compliance objectives into our corporate offices and Medical Centers of Excellence; and

•	education, monitoring and corrective action programs, including a disclosure policy designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.

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

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally requires us to indemnify them and their affiliates for losses resulting from the negligence of our physicians.

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

On or about July 25, 2104, MedTRX Health Care Solutions, LLC and MedTRX Collection Services, LLC (“MedTRX”) filed a demand for arbitration with the American Arbitration Association (“AAA”) against FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (collectively, “First Choice”).  MedTRX claims that First Choice breached an exclusive five year billing and collection agreement dated as of December 9, 2011 (“Billing Agreement”) by engaging another billing service on or about June 1, 2014.  MedTRX also claims that First Choice failed to pay for services that MedTRX had performed prior to June 1, 2014 leaving a balance due of $93,280.84.  MedTRX claims total damages of “not less than $3 million.  On or about September 15, 2014, First Choice served its Answering Statement and Counterclaims (“Answering Statement”).  In the Answering Statement, First Choice denies all liability to MedTRX due to MedTRX’s numerous material breaches of the Billing Agreement and asserted two counterclaims for fraudulent inducement and negligence against MedTRX.  First Choice seeks damages of not less than $2 Million against MedTRX.

However, no assurance can be given that any amounts ultimately due by the Company will not have a material impact on the Company's financial condition. Colin Halpern, a former member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX.

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

Our Real Estate Business

FCID Holdings, Inc.

Our wholly-owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operates our Company’s real estate interests. Currently, FCID Holding has one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilizes approximately 5,609 square feet on the second floor of Marina Towers; and FCMG, including its MRI center, currently occupies approximately 19,000 square feet on the first floor and ground floor.

Marina Towers is owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%).

Our Headquarters

Our corporate headquarters is located on the shore of the Indian River at 709 S. Harbor City Boulevard, Suite 250, Melbourne, Florida 32901 in Marina Towers, which is owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings, Inc. and MTMC of Melbourne, Inc., both wholly owned subsidiaries of the Company.

Employees

As of December 31, 2014, FCHS and its subsidiaries, in aggregate, employed approximately 53 employees, which included 6 physicians and 2 physician assistants.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company's website, www.myfchs.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

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

We intend to grow our business by hiring and managing additional physicians to create FCHS-branded Medical Centers of Excellence in select U.S. markets. We estimate the investment to create each additional Medical Center of Excellence to be approximately $4-5 million. Although we are taking steps to raise funds through equity offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving sufficient revenues, despite our attempts to grow our business. If our growth strategies do not result in sufficient revenues and income, we may have to abandon our plans for further growth and/or cease operations, which could have a material and adverse effect on our business, prospects and financial condition.

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

We plan to rely on hiring additional physicians to create FCHS-branded Medical Center of Excellence as a method of expanding our business. If we do not successfully integrate such new Medical Centers of Excellence, we may not realize anticipated operating advantages and cost savings. The integration of these new Medical Centers of Excellence into our business operations involves a number of risks, including:

•	Demands on management related to the increase in our Company’s size with the establishment of each new Medical Center of Excellence, which is crucial to our business plan;

•	The diversion of management’s attention from the management of daily operations to the integration of operations of the new Medical Centers of Excellence;

•	Difficulties in the assimilation and retention of employees;

•	Potential adverse effects on operating results; and

•	Challenges in retaining patients from the new physicians.

Further, the successful integration of the new physicians will depend upon our ability to manage the new physicians and to eliminate redundant and excess costs. Difficulties in integrating new physicians may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve, which would harm our financial condition and operating results.

If we are unable to attract and retain qualified medical professionals, our ability to maintain operations at our existing Medical Center of Excellence, attract patients or open new multi-specialty Medical Centers of Excellence could be negatively affected.

We generate our revenues through physicians and medical professionals who work for us or we manage, to perform medical services and procedures. The retention of those physicians and medical professionals is a critical factor in the success of our medical multi-specialty Centers, and the hiring of qualified physicians and medical professionals is a critical factor in our ability to launch new multi-specialty Medical Centers of Excellence successfully. However, at times it may be difficult for us to retain or hire qualified physicians and medical professionals. If we are unable consistently to hire and retain qualified physicians and medical professionals, our ability to open new Centers, maintain operations at existing medical multi-specialty Centers, and attract patients could be materially and adversely affected.

We may have difficulties managing our Company’s growth, which could lead to higher operating losses, or we may not grow at all.

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

A significant percentage of our expenses are currently fixed, meaning they do not vary significantly with our increase or decrease in revenues. Such expenses include, but will not be limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance and insurance. As a result, a small reduction in the prices we charge for our services or procedure volume could have a disproportionately negative effect on our financial results.

Loss of key executives, limited experience in operating a public company and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Christian C. Romandetti, our President and Chief Executive Officer, for his skills, experience and knowledge of our Company and industry contacts. The loss of Mr. Romandetti or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

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

We may be subject to professional liability claims. Although there currently are no known hazards associated with any of our procedures or technologies when performed or used properly, hazards may be discovered in the future. For example, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard. There also is potential risk to patients treated with therapy equipment secondary to inadvertent or excessive over- or under- exposure to radiation. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, any claim made against us could be costly to defend against, resulting in a substantial damage award against us and divert the attention of our management team from our operations, which could have an adverse effect on our financial performance.

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations may change significantly in the future which could adversely affect our financial condition and results of operations. We continuously monitor these developments and modify our operations from time to time as the legislative and regulatory environment changes.

In March 2010, President Barack Obama signed a health care reform measure, which provides healthcare insurance for approximately 30 million more Americans. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018, substantially changes the way health care is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, and may significantly impact our industry. The PPACA requires, among other things, payment rates for services using imaging equipment that costs over $1 million to be calculated using revised equipment usage assumptions and reduced payment rates for imaging services paid under the Medicare Part B fee schedule. Many of the provisions of the PPACA will phase in over the course of the next several years, and we are unable to predict what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business.

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

Regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements. Such parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements.

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

As part of our medical record keeping, third-party billing, research and other services, we collect and maintain protected health information in electronic format. New protected health information standards, whether implemented pursuant to HIPAA, HITECH, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

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

Third-party payors such as Medicare, TRICARE and commercial health insurance companies, may change the rates or methods of reimbursement for the services we currently provide or plan to provide and such changes could have a significant negative impact on those revenues. At this time, we cannot predict the impact that rate reductions will have on our future revenues or business. Moreover, patients on whom we currently depend, and expect to continue to depend on, for the majority of our medical clinic revenues generally rely on reimbursement from third-party payors for the payment of medical services. If our patients begin to receive decreased reimbursement from third-party payors for their medical services and as such are forced to pay for the remainder of their medical services out of pocket, then a reduced demand for our services or downward pricing pressures could result, which could have a material impact on our financial position.

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

We may need to restructure our services and practices if our methods are determined not to comply with the Stark Law.

The Ethics in Patient Referral Act of 1989, as amended (the “Stark Law”), is a civil statute that generally (i) prohibits physicians from making referrals for designated health services to entities in which the physicians have a direct or indirect financial relationship and (ii) prohibits entities from presenting or causing to be presented claims or bills to any individual, third-party payor, or other entity for designated health services furnished pursuant to a prohibited referral. Under the Stark Law, a physician may not refer patients for certain designated health services to entities with which the physician has a direct or indirect financial relationship, unless allowed under an enumerated exception. Under the Stark Law, there are numerous statutory and regulatory exceptions for certain otherwise prohibited financial relationships. A transaction must fall entirely within an exception to be lawful under the Stark Law.

We believe that any referrals between or among our Company, the physicians providing services and the facilities where procedures are performed will be for services compliant under the Stark Law. If these arrangements are found to violate the Stark Law, we may be required to restructure such services or be subject to civil or criminal fines and penalties, including the exclusion of our Company, the physicians, and the facilities from the Medicare programs, any of which events could have a material adverse effect on our business, financial condition and results of operations.

Some states have enacted statutes, similar to the federal Anti-Kickback Statute and Stark Law, applicable to our operations because they cover all referrals of patients regardless of the payer or type of healthcare service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws, which would have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal and state restrictions on advertising that may adversely affect our ability to advertise our Centers and services.

The growth of our healthcare business is dependent on advertising, which is subject to regulation by the Federal Trade Commission (“FTC”). We believe that we have structured our advertising practices to be in material compliance with FTC regulations and guidance. However, we cannot be certain that the FTC will not determine that our advertising practices are in violation of such laws and guidance.

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

Fee-splitting prohibitions in some states may limit our financial prospects.

Many states prohibit medical professionals from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. If we violate a state’s fee-splitting prohibition, we may be subject to civil or criminal fines, and the physician participating in such arrangements may lose his or her licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. We have endeavored to structure our business operations in material compliance with these laws. However, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Facility licensure requirements in some states may be costly and time-consuming, thereby limiting or delaying our operations.

State Departments of Health may require us to obtain licenses in the various states in which we will establish our future multi-specialty Medical Centers of Excellence or other business operations. We intend to obtain the necessary material licensure in states where required. However, not all of the regulations governing the need for licensure are clear and there is limited guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license in that state. This could subject us to significant fines or penalties, result in our being required to cease operations in that state or otherwise have a material adverse effect on our business, financial condition and results of operations. Although we currently have no reason to believe that we will be unable to obtain the necessary licenses without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure.

Health Insurance Portability and Accountability Act (“HIPAA”) compliance is critically import to our continuing operations.

Our Company and our physicians are covered entities under HIPAA if we or our physicians provide services that are reimbursable under Medicare or other third-party payors (e.g., orthopedic services). Although the covered health care providers themselves are primarily liable for HIPAA compliance, as a “business associate” to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations. Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

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

FCMG and our future multi-specialty Medical Centers of Excellence will compete with medical clinics and other technologies currently under development. Competition comes from other clinics and from hospitals, hospital-affiliated group entities and physician group practices.

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

If more competitors begin to offer healthcare services in our geographic markets, we might find it necessary to reduce the prices we charge, particularly if competitors offer the services at lower prices than we do. If that were to happen or we were not successful in cost effectively acquiring patients for our procedures, we may not be able to make up for the reduced gross profit margin by increasing the number of procedures that we perform, and our business, financial condition and results from operations could be adversely affected.

A decline in consumer disposable income could adversely affect the number of procedures performed which could have a negative impact on our financial results.

After payments by commercial healthcare insurance companies or government programs, including Medicare and TRICARE, the remaining portion of the cost of medical care is paid by the patient. Some of our patients may not have the financial resources to pay for the services they receive at FCMG, or services they may receive at our future Medical Centers of Excellence, which are ultimately not reimbursed by their healthcare provider. Accordingly, our operating results may vary based upon the impact of changes in the disposable income of patients using our services, among other economic factors. A significant decrease in consumer disposable income in a weak economy may result in a decrease in the number of elective medical procedures performed by FCMG or our future Centers, and a related decline in our revenues and profitability. In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. We continue to see domestic and global weakness due to economic uncertainties and volatility in financial markets. We believe our healthcare clinics may be impacted by unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above. At this time, it is unclear what impact this might have on our future revenues or business.

The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers.

Turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. Deterioration in market conditions could limit our ability, and the ability of our patients, to timely pay expenses, and access the capital markets to meet liquidity needs, resulting in material and adverse effects on our business, prospects, financial condition and results of operations.

We are currently involved in an arbitration proceeding, which could be time consuming and costly to defend, and could also have a negative outcome for our business.

On or about July 25, 2014, MedTRX Health Care Solutions, LLC and MedTRX Collection Services, LLC (“MedTRX”) filed a demand for arbitration with the American Arbitration Association (“AAA”) against FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (collectively, “First Choice”).  MedTRX claims that First Choice breached an exclusive five year billing and collection agreement dated as of December 9, 2011 (“Billing Agreement”) by engaging another billing service on or about June 1, 2014.  MedTRX also claims that First Choice failed to pay for services that MedTRX had performed prior to June 1, 2014 leaving a balance due of $93,280.84.  MedTRX claims total damages of “not less than $3 million.  On or about September 15, 2014, First Choice served its Answering Statement and Counterclaims (“Answering Statement”).  In the Answering Statement, First Choice denies all liability to MedTRX due to MedTRX’s numerous material breaches of the Billing Agreement and asserted two counterclaims for fraudulent inducement  and negligence against MedTRX.  First Choice seeks damages of not less than $2 Million against MedTRX.

However, no assurance can be given that any amounts ultimately due by the Company will not have a material impact on the Company's financial condition. Colin Halpern, a former member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX.

RISKS RELATED TO OUR REAL ESTATE BUSINESS

Our performance and value are subject to risks associated with our real estate asset and with the real estate industry.

We are subject to the risk that if our property does not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our ability to operate and grow could be materially and adversely affected. The following factors, among others, may adversely affect the revenues generated by our property:

•	Competition from other office and commercial properties;

•	Local real estate market conditions, such as oversupply or reduction in demand for office or other commercial space;

•	Costs to comply with new local, state and federal laws;

•	Changes in interest rates and availability of financing;

•	Vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	Increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	Civil disturbances, hurricanes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or undermined losses; and

•	Declines in the financial condition of our tenants and our ability to collect rents from our tenants.

We may face risks associated with the use of debt, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. Our wholly owned subsidiary, Marina Towers, LLC, is a party to a loan agreement with Guggenheim Life and Annuity Company in the principal aggregate amount of $7,550,000 that matures on September 16, 2016. We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt when a significant “balloon” payment come due. There is a risk that we may be unable to refinance on favorable terms or at all. This risk is currently heightened because of tightened underwriting standards and increased credit risk premiums. These conditions, which may increase the cost and reduce the availability of debt, may continue or worsen in the future.

The risks associated with the physical effects of weather could have a material adverse effect on our property.

The physical effects of weather could have a material adverse effect on our property, operations and business. For example, our property is located on the riverfront in Brevard County, Florida. To the extent weather patterns change, our market could experience increases in storm intensity or rising sea-levels that would make the property less desirable to tenants. Over time, these conditions could result in declining demand for office space in our building or the inability of us to operate the building at all. These conditions may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that weather will not have a material adverse effect on our properties, operations or business.

RISKS RELATED TO OUR COMMON STOCK.

There has been a limited trading market for our common stock to date.

While our common stock is currently quoted on OTC Markets, Inc., the trading volume is limited. We are quoted on the OTCQB under the trading symbol “FCHS.” It is anticipated that there will continue to be a limited trading market for our common stock on the OTCQB. A lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock may not be actively traded, and the bid and asked prices for our common stock on the OTCQB as our common stock is currently quoted, may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price for our common stock may be volatile, and your investment in our common stock could decline in value.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of healthcare services companies have been highly historically volatile and may be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	changes in government regulation of the medical industry;

•	changes in reimbursement policies of third-party insurance companies, self-insured companies or government agencies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	developments involving corporate collaborators, if any;

•	changes in accounting principles; and

•	the loss of any of our key physicians or management personnel.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our services and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on the common stock we are offering.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development and regulatory pathways of our product candidates, which could cause our operating results to fluctuate. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our current directors and officers hold significant control over our common stock and they may be able to control our Company indefinitely.

Our current directors and officers currently have beneficial ownership of approximately 37.90% of our outstanding common stock. These significant stockholders therefore have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors, the approval of significant corporate transactions.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our Certificate of Incorporation (“Certificate”) and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate and bylaws:

•	limit who may call stockholder meetings;

•	do not provide for cumulative voting rights; and

•	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

In addition, Section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. The restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. The potential inability to obtain a control premium could reduce the price of our common stock.

The exercise of existing warrants and conversion of existing convertible debt may have a dilutive impact on our existing stockholders.

In financing our operations, we have issued convertible debt and warrants. Warrants to purchase up to 1,875,000 shares of our common stock at an exercise price of $3.60 were issued to MedTRX. Also, warrants were issued to Hillair Capital Investments LP (“Hillair”), as the holder of a $2,320,000 8% convertible debenture (“Debenture”), to purchase up to 2,320,000 shares of our Common Stock at an exercise price of $1.35 per share. Further, Hillair may convert the Debenture at $1.00 per share. Additionally, CT Capital, Ltd may convert the accounts receivable line of credit to our common stock at a conversion price of $0.75 per share. If these warrants were exercised and convertible debt converted into our Common Stock, it could reduce the percentage ownership of our existing stockholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

We maintain our principal office 709 S. Harbor City Boulevard, Suite 250, Melbourne, Florida, 32901-1932. Our current office space, including the space that occupies FCMG, consists of approximately 24,604 square feet spanning three floors in Marina Towers, which is owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings, Inc. (99%) and MTMC of Melbourne, Inc (1%), both wholly owned subsidiaries of our Company.

We believe that our existing facilities are suitable and adequate to meet our current business requirements. The following table details our contracted leasing terms for the current tenants of Marina Towers:

Tenant	Leased Space (sq. ft.)	Lease Term	Lease Expiration	Renewable Terms
Available	4,274	—	—	—
FCMG	13,796	7 years	04/20/2017	2-5 Year Options
FCMG	3,500	—	—	—
FCHS	5,106	7 Years	12/31/2017	2-5 Year Options
Tenant A	15,964	10 Years	3/31/2019	5 Year Option
Tenant B	1,454	10 Years	7/31/2018	—
Tenant C	6,591	5 Years	5/31/2018	5 Year Option
Tenant D	9,826	10 Years	7/31/2017	3-5 Year Options
Tenant E	7,540	6 Years	6/30/2015	3 Year Option
Tenant F	7,324	1 Year	6/30/2015	—

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally requires us to indemnify them and their affiliates for losses resulting from the negligence of our physicians.

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

On December 9, 2011, FCID Medical, Inc., and First Choice Medical Group of Brevard, LLC, both wholly-owned subsidiaries of the Company, entered into a five (5) year Billing and Collection Agreement (the “Agreement”) with MedTRX Health Care Solutions, LLC, and MedTRX Collection Services LLC (collectively, “MedTRX”). Under the terms of the Agreement, MedTRX was to provide the Company with proprietary IT billing and collection software systems.

On or about July 25, 2014, MedTRX Health Care Solutions, LLC and MedTRX Collection Services, LLC (“MedTRX”) filed a demand for arbitration with the American Arbitration Association (“AAA”) against FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (collectively, “First Choice”).  MedTRX claims that First Choice breached an exclusive five year billing and collection agreement dated as of December 9, 2011 (“Billing Agreement”) by engaging another billing service on or about June 1, 2014.  MedTRX also claims that First Choice failed to pay for services that MedTRX had performed prior to June 1, 2014, leaving a balance due of $93,280.84.  MedTRX claims total damages of “not less than $3 million.  On or about September 15, 2014, First Choice served its Answering Statement and Counterclaims (“Answering Statement”).  In the Answering Statement, First Choice denies all liability to MedTRX due to MedTRX’s numerous material breaches of the Billing Agreement and asserted two counterclaims for fraudulent inducement and negligence against MedTRX.  First Choice seeks damages of not less than $2 Million against MedTRX.

However, no assurance can be given that any amounts ultimately due by the Company will not have a material impact on the Company's financial condition. Colin Halpern, a former member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the OTCQB, the OTC market tier for companies that report to the SEC under the symbol “FCHS.”

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our the common stock for each quarter during our last two fiscal years as reported by the OTCQB):

2014	High	Low
First Quarter	$3.50	$1.19
Second Quarter	$2.92	$1.40
Third Quarter	$1.75	$0.81
Fourth Quarter	$1.32	$1.00

2013	High	Low
First Quarter	$2.20	$1.00
Second Quarter	$1.75	$0.05
Third Quarter	$1.35	$0.40
Fourth Quarter	$2.10	$1.00

The above information was obtained from NASDAQ.com. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of March 30, 2015, we had approximately 436 individual shareholders of record of our common stock, and the closing sales price on that date for our common stock was $1.13 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. The Company does not intend to declare or pay any cash dividends on its common stock in the foreseeable future. The holders of the Company's common stock are entitled to receive only such dividends (cash or otherwise) as may be declared by the Company's Board of Directors.

Recent Sales of Unregistered Securities

CCR of Melbourne - Conversion of Debt to Equity

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity jointly owned and controlled at that time by Christian “Chris” Romandetti, the Company's Chief Executive Officer, and Carmen Charles Romandetti, our CEO's father. The revolving line of credit loan was to mature on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012. Advances on the line of credit were at the sole discretion of CCR of Melbourne, Inc. On November 8, 2013, CCR converted the then outstanding balance of $142,483.52, representing all of the outstanding related party principal and interest amount on the loan, into shares of the Company's common stock at a price equal to $0.45 per share for a total of 316,631 shares issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). On November 8, 2013, Chris Romandetti relinquished all rights, title to and ownership in CCR to Carmen Romandetti in consideration of repayment of a personal loan made to Chris Romandetti by Carmen Romandetti.

MTI Capital - Conversion of Debt to Equity

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

On November 8, 2013, MTI converted the then outstanding balance of $624,000 principal and interest amount on the loan, into restricted shares of the Company's common stock, in reliance upon the exemption from registration under Section 4(a)(2), at a price equal to $0.45 per share for a total of 1,386,667 shares issued. Our transfer agent reported to us that MTI redistributed the majority of its shares in our Company to unaffiliated third parties.

CT Capital, Ltd. - Modification of Line of Credit Involving Equity Consideration

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

On November 8, 2013, in consideration for a fee of 100,000 shares of the Company's common stock, issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act, CT Capital agreed to modify the line of credit to the Company's subsidiary, First Choice Medical Group of Brevard, LLC. Under the loan modification agreement, the annual rate of interest was reduced from 12% per annum to 6% per annum and will remain at 6% until November 1, 2015. All other terms under the June 13, 2013 Loan and Security Agreement will remain the same.

The obligations of the Company under the Loan Agreement are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

During the year ended December 31, 2014, the Company issued 200,000 shares of its common stock upon the election by Lender to convert $150,000 of outstanding principal amount under the line of credit.

Convertible Notes

On December 14, 2012, February 19, 2013, and August 14, 2013, the Company entered into Securities Purchase Agreements for the sale of 8% convertible notes in the original principal amounts of $203,500, $103,500 and $153,500, respectively, with a lender in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2013, the Company paid off each of these notes payable in cash.

Acquisition of Patent

On September 7, 2013, the Company acquired a patent, US 7,789,842 B2, for an orthopedic adjustable arm sling from Donald A. Bittar, the inventor and the Company's Chief Financial Officer. Based on the independent, third party evaluation of Professional Business Brokers, Inc., the patent was valued at $286,500. The Company issued, in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act, to Mr. Bittar 636,666 shares of its common stock, valued at $286,500, or $0.45 per share, which was estimated to approximate the fair value of the patent acquired and did not materially differ from the fair value of the common stock at the time of issuance.

Elite Financial Services — Equity Compensation for Services

On October 2, 2013, the Company entered into a cancelable 12-month agreement (the “Agreement”) to engage the services of Elite Financial Communications Group, LLC, d/b/a HanoverElite (“HanoverElite”). The Agreement provided for a monthly cash retainer; and 300,000 restricted shares of the Company's common stock, to be earned and issued quarterly as follows: 37,500 shares on January 3, 2014, April 3, 2014, and July 3, 2014; and 187,500 shares on October 3, 2014. In July 2014, the Company terminated the services of HanoverElite. In accordance with the terms of the Agreement, the Company issued an aggregate of 112,500 shares of its common stock at a cost of $125,368. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Elite Stock Research — Equity Compensation for Services

On September 18, 2014, the Company entered into a cancelable 4-month agreement (the "Agreement") to engage the services of Elite Stock Research, Inc. The Agreement provided for a monthly cash retainer, and 100,000 restricted shares of the Company’s common stock that were issued in 2014 at a cost of $98,000. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Hillair Capital Investments, L.P. — Convertible Debenture

On November 8, 2013, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair”) whereby the Company received $2,000,000 in gross proceeds from Hillair in exchange for (i) a $2,320,000, 8% Original Issue Discount Convertible Debenture due December 28, 2013, subject to an extension through November 1, 2015 (the “Debenture”), and (ii) a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 2,320,000 shares of the Company's common stock (the “Common Stock”) at an exercise price of $1.35 per share, which may be exercised on a cashless basis, until November 8, 2018.

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

The Company will be obligated to redeem $580,000 of principal on February 1, 2015, May 1, 2015, August 1, 2015 and November 1, 2015, plus accrued but unpaid interest and any other amounts that may be owed to the holder of the Debenture on those dates. Interest on the Debenture accrues at the rate of 8% annually and is payable quarterly on August 1, November 1, February 1, and May 1, beginning on August 1, 2014. Interest is payable in cash or at the Company's option in shares of the Company's common stock; provided certain conditions are met.

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

To secure the Company's obligations under the Debenture, the Company granted Hillair a security interest in certain of its and its subsidiaries' assets in the Company as described in the Security Agreement. In addition, certain of the Company's subsidiaries agreed to guarantee the Company's obligations pursuant to the subsidiary guarantees.

On May 9, 2014, Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 in interest into 104,000 shares of the Company’s common stock. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

On June 30, 2014, Hillair elected to convert the aggregate amount of $104,700 of its Debenture, representing $100,000 of principal and $4,700 of interest, into 104,700 shares of the Company’s common stock. The shares were issued in reliance upon the exception from registration under Section 4(a)(2) of the Securities Act.

On August 4, 2014, Hillair elected to convert accrued interest of $127,857 into 127,857 shares of the company’s common stock. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

On April 9, 2015 Hillair Capital Investments L.P. (“Hillair”) agreed to further modify the redemption terms of the 8% Original Issue Discount Secured Convertible Debenture (the “Debenture”) as follows. The Company shall remit  $580,000 principal amount of the Debenture on or before May 1, 2015 (originally due February 1, 2015);  in consideration of reducing the conversion price of $100,00 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture plus interest due May 1, 2015 is extended to August 1, 2015.

Additionally, the modification provides the Company, upon the payment of $150,000 (on or before July 1, 2015) and the reduction of the exercise price of the 2,320,000 warrants issued to Hillair from $1.35 per share to $1.00 per share, to extend the $580,000 principal amount of the Debenture plus interest due August 1, 2015 and the balance of the principal amount of the Debenture plus interest due November 1, 2015 until January 15, 2016.   Reducing the exercise price of the warrants would increase the number of warrants granted to Hillair by 601,481.

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

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” the “Company,” “we,” “our,” or “us”) is engaged in the creation of state-of-the-art multi-specialty “Medical Centers of Excellence,” primarily in select markets in the southeastern and western parts of the United States. We intend to own and operate these “Medical Centers of Excellence” under the FCHS brand.

We believe that by integrating the synergistic mix of orthopaedic, neurology and interventional pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies all in one location or “Medical Center of Excellence,” we are able to:

•	provide patients with convenient access to musculoskeletal and rehabilitative care via orthopaedic, neurology and interventional pain medicine treatment, diagnostics and ancillary care services, including, but not limited to, magnetic resonance imaging (“MRI”), x-ray (“X-ray”), durable medical equipment (“DME”) and physical therapy (“PT”);

•	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

•	advance the quality and cost effectiveness of our patients’ healthcare; and

•	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Our goal is to build a network of non-physician and physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern and western parts of the United States. By centralizing current and future Centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. We currently have 48 employees, including physicians and physician assistants.

Our Healthcare Services Business

We currently own and operate First Choice Medical Group of Brevard, LLC (“FCMG”), our model multi-specialty Medical Center of Excellence. FCMG will serve as the model for replicating our “Medical Centers of Excellence” strategy in our target expansion markets. Located in Melbourne, Florida, FCMG specializes in the delivery of musculoskeletal medicine, via our strategically aligned subspecialties in orthopaedics, neurology and interventional pain medicine, coupled with on-site diagnostic and ancillary services, including MRI, X-ray, DME and rehabilitative care with multiple quality-focused goals centered on enriching our patients’ care experiences.

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

Patient Service Revenue

The Company recognizes patient service revenue associated with services provided to patients who have third-party payor coverage on the basis of contractual rates for the services provided. For uninsured or self-pay patients that do not qualify for charity care, the Company recognizes revenue on the basis of its standard rates for services provided (or on the basis of discounted rates, if negotiated or provided by policy). On the basis of historical experience, a portion of the Company’s patient service revenue may be potentially uncollectible due to patients who are unable or unwilling to pay for the services provided or the portion of their bill for which they are responsible. Thus, the Company records a provision for bad debts related to potentially uncollectible patient service revenue in the period the services are provided.

Rental Revenue

FCID Holdings, Inc. has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and First Choice-Brevard, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial space to third party tenants. The Company recognizes rental revenue associated with the period of time the facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and fledging, Contracts in Entity's own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company's convertible debt has conversion provisions based on a discount the market price of the Company's common stock.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

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

Results of Operations

Year Ended December 31, 2014 as Compared to Year Ended December 31, 2013

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Revenues

Total revenues increased 32% to $8,102,602 for the year ended December 31, 2014, compared to revenue of $6,142,827 for the year ended December 31, 2013. The increase in revenue is primarily due to the 30% increase in net patient service revenue. After factoring a $912,782 allowance for bad debts, net patient service revenue climbed to $7,053,603 for the year ended December 31, 2014. This compared to $5,094,358 for the year ended December 31, 2013, after factoring for a provision for bad debts of $365,015. The increase in net patient service revenue is attributable to the growth of the medical practice.

Operating Expenses

Operating expenses include the following:

	Year Ended 12/31/2014	Year Ended 12/31/2013
Salaries and Benefits	$4,761,573	$3,096,285
Other operating expenses	1,897,780	1,350,927
General and administrative	2,434,259	1,705,154
Impairment of investment	—	450,000
Depreciation and amortization	552,084	518,611
Total operating expenses	$9,645,696	$7,120,977

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Due to the growth of our medical practice in 2014, salaries and benefits increased 54% to $4,761,573 for the year ended December 31, 2014 compared to $3,096,285 for the year ended December 31, 2013. For the same reason, other operating expenses increased 41% to $1,897,780 from $1,350,927.

General and administrative expenses for the year ended December 31, 2014 increased 43% to $2,434,259 compared to $1,705,154, an increase attributable to expenses related to our growth. This increase was largely attributable to higher corporate expenses related to the preparation and filing of a registration statement on Form S-1 associated with the public offering that did not occur due to negative market conditions which prevailed at that time; as well as higher corporate expenses related to our investments in strengthening our infrastructure in anticipation of commencing the scaling and replication of our Medical Center of Excellence business model in 2015. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

At December 31, 2013, the Company's management performed an evaluation of its investment in MedTech for purposes of determining the implied fair value of the asset at December 31, 2013. The test indicated that the recorded remaining book value of its investment exceeded its fair value for the year ended December 31, 2013. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $450,000, net of tax, or $0.03 per share during the year ended December 31, 2013, to reduce the carrying value of the investment to $0.

Depreciation and amortization increased 7% from $518,611 for the year ended December 31, 2013 to $552,084 for the year ended December 31, 2014.

Net Income (Loss) on Operations

The loss from operations for the year ended December 31, 2014 increased 58% to $1,543,094, which compared to a loss from operations of $978,150 for the prior year. Notwithstanding non-cash expenses totaling $1,632,577 for the 12 months in 2014, which included stock-based compensation, depreciation and amortization, loss from operations totaled $856,962. This compared to income from operations of $597,250 after factoring $1,575,400 in non-cash stock-based compensation, impairment of investment, depreciation and amortization recorded for the full year 2013.

Interest Expense

Interest expense declined measurably, decreasing76% to $866,701 for the year ended December 31, 2014, which compared to $3,704,086 for the year ended December 31, 2013. In 2013, the higher interest expense was largely a result of higher corporate interest expenses attributable to our borrowings to grow our medical business and restructuring of our debt in the second half of 2013.

On November 8, 2013, we entered into a securities purchase agreement with Hillair Capital Investments L.P. (“Hillair”) whereby the Company issued Hillair (i) a $2,320,000, 8% original issue discount convertible debenture due initially due December 28, 2013, subsequently extended through November 1, 2015 and (ii) a common stock purchase warrant to purchase up to 2,320,000 shares of the Company's common stock. We issued detachable warrants granting the holder the right to acquire an aggregate of 2,320,000 shares of the Company's common stock at $1.35 per share on a cashless basis. During the year ended December 31, 2013, the Company amortized $1,871,117 of the debt discount associated with the debenture and the warrant as interest expense.

Further, during the years ended December 31, 2014 and 2013, the Company amortized and wrote off an aggregate of $0 and $2,706,869 of debt discount to operations as interest expense, respectively.

Net Loss

As a result of all the above, our net loss declined 47% to $2,489,539 for the year ended December 31, 2014, which compared to a net loss of $4,704,303 for the previous year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The following are the revenues, operating expenses and net income (loss) by segment for the years ended December 31, 2014 and December 31, 2013. The significant fluctuations in the line items are described above.

Summary Statement of Operations for the year ended December 31, 2014:

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Revenue:
Net patient service revenue	$-	$7,053,603	$-	$-	$7,053,603
Rental revenue	1,483,948	-	-	(434,949)	1,048,999
Total Revenue	1,483,948	7,053,603	-	(434,949)	8,102,602

Operating expenses:
Salaries and benefits	12,000	3,733,140	1,016,433	-	4,761,573
Other operating expenses	430,041	1,902,688	-	(434,949)	1,897,780
General and administrative	89,359	1,168,826	1,176,074	-	2,434,259
Depreciation and amortization	276,666	256,318	19,100	-	552,084
Total operating expenses	808,066	7,060,972	2,211,607	(434,949)	9,645,696

Net income (loss) from operations:	675,882	(7,369)	(2,211,607)	-	(1,543,094)

Interest expense	(451,962)	(225,427)	(189,312)	-	(866,701)
Amortization of financing costs	(57,348)	(25,396)	-	-	(82,744)
Other income (expense)	3,000	-	-	-	3,000

Net Income (loss):	169,572	(258,192)	(2,400,919)	-	(2,489,539)

Income taxes	-	-	-	-	-

Net income (loss)	169,572	(258,192)	$(2,400,919)	$-	$(2,489,539)

Summary Statement of Operations for the year ended December 31, 2013:

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Revenue:
Net patient service revenue	$-	$5,094,358	$-	$-	$5,094,358
Rental revenue	1,473,048	-	-	(424,579)	1,048,469
Total Revenue	1,473,048	5,094,358	-	(424,579)	6,142,827

Operating expenses:
Salaries and benefits	12,000	2,537,024	547,261	-	3,096,285
Other operating expenses	385,712	1,389,794	-	(424,579)	1,350,927
General and administrative	82,186	669,248	953,720	-	1,750,154
Impairment of investment	-	-	450,000	-	450,000
Depreciation and amortization	164,884	353,727	-	-	518,611
Total operating expenses	644,782	4,949,793	1,950,981	(424,579)	7,120,977

Net income (loss) from operations:	828,266	144,565	(1,950,981)	-	(978,150)

Interest expense	(464,250)	(269,593)	(2,970,243)	-	(3,704,086)
Amortization of financing costs	(57,348)	-	-	-	(57,348)
Gain on change in derivative liability	-	-	32,218	-	32,218

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Other income (expense)	3,063	-	-	-	3,063

Net Income (loss):	309,731	(125,028)	(4,889,006)	-	(4,704,303)

Income taxes	-	-	-	-	-

Net income (loss)	$309,731	$(125,028)	$(4,889,006)	$-	$(4,704,303)

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $279,087, restricted cash of $318,259 and accounts receivable totaling $1,804,636. This compared to cash of $739,158, restricted cash of $256,246 and accounts receivable of $1,272,155 as of the end of 2013.

The Marina Towers building is 95% occupied. We believe that ongoing operations of Marina Towers, LLC, the current positive cash balance along with continued execution of Marina Tower's business development plan will allow us to further improve its working capital; and that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report. However, there can be no assurance that we will be successful in fully executing its business development plan.

Net cash used in our operating activities for the year ended December 31, 2014 totaled $363,937, which compared to net cash used in our operations in 2013 of $1,264,058. The decrease in cash used was due primarily to $0 expenses booked for amortization of debt discount in connection with our convertible note in 2014, compared to $2,706,869 in 2013, which was offset by higher stock-based compensation – $912,782 compared to $361,284 in 2014 and 2013, respectively – and an increase in accounts receivable, which grew by $1,445,263 as of the end of 2014, compared to $1,105,572 as of December 31, 2013. During 2014, the Company issued 536,557 shares of its common stock for line of credit, notes payable and accrued interest for $486,557. During 2013 the Company reported an impairment of investment of $450,000 as compared to no impairment in 2014.

Net cash flows used in investing activities was $145,225 for the year ended December 31, 2014, compared to $372,186 used in investing activities for the year ended December 31, 2013. The decrease was due to less cash spent on the purchase of equipment in 2014 compared to the prior year.

Cash flows provided by financing activities was $49,091 for year ended December 31, 2014, compared to net cash provided by financing activities of $2,308,357 for the year ended December 31, 2013. The cash flows provided by financing activities were the result of:

	Year ended 12/31/2014	Year ended 12/31/2013
Net (payments) proceeds from related party line of credit	$—	$(10,846)
Proceeds from advances	224,000	—
Proceeds from convertible note payable	—	2,128,117
Proceeds from lines of credit	587,000	1,373,208
Proceeds from issuance of notes payable, net of financing costs	—	152,659
Net payments on notes payable	(761,909)	(1,334,781)
Net cash provided by financing activities	49,091	2,308,357

On June 13 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital. Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender has committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to the Borrower with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016 (the “Maturity Date”). Interest shall be due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable, among other assets of the Borrower, and our assets. The assets constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the true collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts will also include 50% of all accounts protected by Legal Letters of Protection. At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into our common stock at a price equal to $0.75 per share. .. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

On November 8, 2013, in consideration for a fee of 100,000 shares of our common stock, restricted pursuant to Rule 144, CT Capital agreed to modify the line of credit to our subsidiary, First Choice Medical Group of Brevard, LLC. Under the loan modification agreement, the annual rate of interest was reduced from 12% per annum to 6% per annum and will remain at 6% until November 1, 2015. All other terms under the June 13, 2013 Loan and Security Agreement will remain the same

On November 8, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Hillair Capital Investments L.P. ("Hillair") in exchange for the issuance of (i) a $2,320,000, 8% original issue discount convertible debenture, which was originally due on December 28, 2013 and subsequently extended on December 28, 2013 through November 1, 2015 (the “Debenture”), and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 2,320,000 shares of the Company’s common stock at an exercise price of $1.35 per share, which may be exercised on a cashless basis, until November 8, 2018. The Debenture and the Warrant may not be converted if such conversion would result in Hillair beneficially owning in excess of 4.99% of the Company’s common stock. Hillair may waive this 4.99% restriction with 61 days’ notice to the Company.

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

The Company will be obligated to redeem $580,000 of principal on April 1, 2015 (see Subsequent Events), May 1, 2015, August 1, 2015 and November 1, 2015, plus accrued but unpaid interest and any other amounts that may be owed to the holder of the Debenture on those dates. Interest on the Debenture accrues at the rate of 8% annually and is payable quarterly on August 1, November 1, February 1, and May 1, beginning on August 1, 2014. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock, provided certain conditions are met. The August 1st and November 1st 2014 payments have been made.

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

On May 9, 2014 Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 in interest into 104,000 shares of the Company’s common stock.

On June 30, 2014, Hillair elected to convert the aggregate amount of $104,700 of its Debenture, representing $100,000 of principal and $4,700 of interest, into 104,700 shares of the Company’s common stock. On August 4, 2014, Hillair elected to convert accrued interest of $127,857 into 127,857 shares of the Company’s common stock.

On April 9, 2015 Hillair Capital Investments L.P. (“Hillair”) agreed to further modify the redemption terms of the 8% Original Issue Discount Secured Convertible Debenture (the “Debenture”) as follows. The Company shall remit  $580,000 principal amount of the Debenture on or before May 1, 2015 (originally due February 1, 2015);  in consideration of reducing the conversion price of $100,00 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture plus interest due May 1, 2015 is extended to August 1, 2015.

Additionally, the modification provides the Company, upon the payment of $150,000 (on or before July 1, 2015) and the reduction of the exercise price of the 2,320,000 warrants issued to Hillair from $1.35 per share to $1.00 per share, to extend the $580,000 principal amount of the Debenture plus interest due August 1, 2015 and the balance of the principal amount of the Debenture plus interest due November 1, 2015 until January 15, 2016.   Reducing the exercise price of the warrants would increase the number of warrants granted to Hillair by 601,481.

Currently, we are actively engaged in identifying and pursuing discussions with prospective acquisitions in key target markets — with those being largely in the southeastern U.S. Over the next 12 months, we expect to incur significant capital costs to further develop and expand operations. We plan to add another medical center of excellence and purchase additional diagnostic equipment for our operations. We expect to need additional capital of approximately $4-6 million to fund the development and expansion of our operations in 2014. However, there can be no assurance that we will be able to negotiate acceptable terms for, or find suitable candidates for, such acquisition.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Contractual Obligations

At December 31, 2014, we had certain obligations and commitments under our loans and capital leases totaling approximately $8,917,351 as follows:

	Total	2015	2016	2017	2018 and Later
Leases	$1,499,594	$465,603	$495,654	$519,600	$18,737
Loans	7,417,757	267,188	7,146,853	3,716
Total	$8,917,351	$732,791	$7,642,507	$523,316	$18,737

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company's Chief Executive Officer and the Company's Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014 and had concluded that the Company's disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Management's assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2014, based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since
Christian C. Romandetti	54	President, Chief Executive Officer and Director	December 2010
Gary D. Pickett[1]	63	Chief Financial Officer, Treasurer and Secretary	November 2014
Donald A. Bittar[2]	73	Director & Interim Chief Financial Officer, Treasurer and Secretary	December 2010
Colin Halpern[3]	77	Director	November 2012

1 Mr. Picket was appointed on November 3, 2014 by the Company’s Board of Directors as Chief Financial Officer, Treasurer and Secretary. On March 2, 2015, the Company’s Board of Directors and Mr. Pickett mutually agreed to release Mr. Pickett from the Company’s employment to pursue other career opportunities.

2 Subsequent to the end of 2014, Mr. Bittar was appointed by the Board of Directors as Interim Chief Financial Officer, Treasurer and Secretary, following the release of Mr. Pickett from the Company’s employment on March 2, 2015.

3 Mr. Halpern resigned as Director of the Company in September 2014.

Christian “Chris” Romandetti — President and Chief Executive Officer

A serial entrepreneur and proven senior executive with experience in a broad range of industries, Mr. Romandetti has served as First Choice Healthcare Solution's Chairman, President and CEO since December 2010. In this role, he is responsible for articulating the Company's vision and executing strategies that place clinically superior, patient-centric care and improved clinical outcomes at the core of FCHS's corporate mission.

Since 2003 through to the present, Mr. Romandetti has been the Managing Member of Marina Towers, LLC, which is now a wholly owned subsidiary of FCHS; and the Managing Member of C&K, LLC, a property holding company. Since 2007, he has also lent his business building expertise to medical practices and MRI centers as a professional business consultant to the healthcare industry. Previously, he was a founding director of Sunrise Bank, a community bank serving local businesses in Florida's Space Coast and served as an executive officer for numerous companies in the real estate, marine, automotive and construction products industries.

Donald A. Bittar — Director and Interim Chief Financial Officer4

In December 2010, Mr. Bittar was appointed as the Company's CFO, Treasurer and Secretary and a member of the Board of Directors. Upon the appointment of Mr. Pickett, Mr. Bittar retired as the Company’s Chief Financial Officer, Treasurer and Secretary. Subsequent to the year ended December 31, 2014, Mr. Bittar was reappointed as Interim Chief Financial Officer, Treasurer and Secretary, following the mutually agreed upon release of Mr. Pickett from First Choice’s employment. Mr. Bittar brings First Choice Healthcare Solutions more than 30 years' experience working with companies as an officer, board member and consultant. Before joining the FCHS leadership team, Mr. Bittar served as President and Chairman of Associated Mortgage of North America and President of DA Bittar and Associates, Inc., a management and technology consulting firm that he founded in 1980. From 1969 to 1980, he was Chairman, President and CEO of Marine Telephone, Inc. Since 1969, he has also taught finance, management and information technology at several leading undergraduate and graduate schools. Currently, Mr. Bittar is an Adjunct Professor at Florida Institute of Technology, College of Business, where he was honored as Teacher of the Year in 2013.

In addition to authoring Getting Under the Hood of an Annual Report and Knowing What is Inside, Mr. Bittar invented and was granted a U.S. patent for an adjustable sling that can be used to hold a patient's arm, wrist and hand in multiple positions while eliminating stress to the neck and shoulder. He has been a frequent speaker at the National Association of Mortgage Bankers, National Council of Savings Institutions, Council of Presidents, New England Bankers Association and National Corporate Cash Managers Association. Donald received a Master of Business Administration degree from Long Island University.

Gary D. Pickett – Chief Financial Officer, Treasurer and Secretary5

Gary D. Pickett, a certified public accountant, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and has served four years as a field artillery officer in the United States Army. From March 2006 to May 2014, Mr. Pickett served as a senior financial executive with Bovie Medical Corporation (NYSE:BVX), a microcap publicly-traded medical manufacturing company, including as their Chief Financial Officer, Secretary and Treasurer. Prior to joining Bovie, Mr. Pickett held positions with Progress Energy Services of Raleigh, NC (Director of Financial Systems), and with Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL (Vice-President and Controller). Mr. Pickett has extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting. Subsequent to the year ended December 31, 2014, Mr. Pickett and First Choice mutually agreed to release Mr. Pickett from First Choice’s employment to pursue other career opportunities.

Board of Directors' Term of Office

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

4 Subsequent to the end of 2014, Mr. Bittar was appointed by the Board of Directors as Interim Chief Financial Officer, Treasurer and Secretary, following the release of Mr. Pickett from the Company’s employment on March 2, 2015.

5 Mr. Picket was appointed on November 3, 2014 by the Company’s Board of Directors as Chief Financial Officer, Treasurer and Secretary. On March 2, 2015, the Company’s Board of Directors and Mr. Pickett mutually agreed to release Mr. Pickett from the Company’s employment to pursue other career opportunities.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2014, the Board of Directors held 9 meetings. Each meeting was attended by all of the members of the Board.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been timely met.

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

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)(1)	Total Compensation ($)
Christian C. Romandetti(2)	2014	250,000	50,000	300,000	23,076	623,076
President, CEO & Director	2013	240,000	23,750	33,000	36,347	333,097

Donald A. Bittar, CFO,	2014	36,750		150,000		186,750
Secretary, Treasurer & Director	2013	26,500		33,000		59,500

Gary D. Pickett	2014	19,982				19,982

(1)	Consists of provision of an automobile, computer equipment and reimbursement of business expenses.

(2)	As of December 31, 2014, Mr. Romandetti, CEO, deferred payment of approximately $107,500 of his compensation.

Employment Agreements

The Company entered a formal five-year employment agreement (the “Employment Agreement”) with Christian “Chris” Romandetti, dated March 20, 2014 and effective January 1, 2014, to serve as the Company's President and Chief Executive Officer. Pursuant to the terms and conditions set forth in the Employment Agreement, Mr. Romandetti is entitled to receive an annual base salary of $250,000, which shall increase no less than 5% per annum for the term of the Employment Agreement. Mr. Romandetti is entitled to (i) five weeks of vacation per year that if not used in any given one year will accrue and (ii) participate in all benefit plans the Company provides to its senior executives and the Company will pay 100% of all costs associated with such plans and will reimburse Mr. Romandetti for all reasonable out-of-pocket expenses and $1,000 per month for auto expenses.

Mr. Romandetti, upon successfully achieving annual revenue milestones, is entitled to receive a bonus equal to 10% of his salary when $7.1 million in total annual revenue is reported in a fiscal year scaling up to a bonus equal to 800% of his salary if and when $100 million in total annual revenue is reported in a fiscal year. If the Company is unable to pay any portion of the bonus compensation when due because of insufficient liquidity or applicable restrictions under prevailing debt financing agreements, then, as an accommodation to the Company, Mr. Romandetti shall be able to convert bonus compensation into shares of the Company's common stock at a 30% discount to the average closing price during the first calendar month after the end of the fiscal year. Mr. Romandetti will also be entitled to receive a strategic bonus of $100,000, payable in cash, on the sixth month anniversary of opening each new center of excellence.

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

Upon the expiration of the initial five-year term, the Employment Agreement shall automatically be extended for additional terms of one year each unless either party gives 90 day prior written notice of non-renewal. In addition, Mr. Romandetti's Employment Agreement provides that, upon Mr. Romandetti's death, disability, termination for any reason other than “Cause” (as such term is defined in the Employment Agreement) or resignation for “Good Reason” (as such term is defined in the Employment Agreement), the Company will pay to Mr. Romandetti 12 months of his annual base salary at the time of separation in accordance with the Corporation's usual payroll practices and in case of disability additionally the payment on a prorated basis of any bonus or other payments earned in connection with the Company's then-existing bonus plan in place at the time of such termination. Finally, Mr. Romandetti is subject to standard non-compete and non-solicit covenants during the course of his employment and for a period of 12 months after the date that he is no longer employed by the Company.

As of December 31, 2014, Mr. Romandetti, CEO, deferred payment of approximately $167,500 of his compensation.

Compensation of Directors

The following table sets forth the compensation paid our Board of Directors in fiscal 2014:

Name	Shares (#)	Shares ($)
Donald A. Bittar	60,000	$60,000.00
Colin Halpern[1]
Christian C. Romandetti	60,000	$60.000.00
Totals	120,000	$120,000.00

1 Mr. Halpern resigned as Director of the Company in September 2014.

On December 26, 2014, the Company issued 120,000 shares of its common stock, valued at $120,000, to its Board of Directors for services rendered.

Outstanding Equity Awards at 2014 Fiscal Year-End

The Company had no outstanding equity awards as of December 31, 2014.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer's responsibilities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our common stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name a nd Address of Beneficial Owner	Number of Shares of Common Stock (1) (2)	Percent of Class
Christian C. Romandetti (3) (6)	6,080,000	32.99%
Donald A. Bittar (4) (6)	906,666	4.92%
All Executive Officers and Directors as a Group (2 Individuals)	6,986,666	37.90%
Hillair Capital Investments L.P. (5) (8)	2,420,000	11.66%
CT Capital, Ltd (7)	1,038,086	5.33%
MedTrx Provider Network, LLC (6) (9)	1,875,000	9.23%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 18,432,055 shares of common stock issued and outstanding as of March 30, 2015.

(3)	Of the reported securities, 5,750,000 shares are owned by Romandetti Family Trust, 120,000 shares are owned by Mr. Romandetti and 210,000 shares are owned by Mr. Romandetti’s wife. Mr. Romandetti disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. Does not include 1,800,000 shares gifted by Marina Towers Holdings, LLC, a Florida limited liability company, of which Mr. Romandetti serves as managing member, to recipients including Mr. Romandetti’s son and daughter. Mr. Romandetti disclaims beneficial ownership of the shares owned by his children neither of whom reside with him.

(4)	Includes 360,000 shares of Common Stock owned by Mr. Bittar's wife.

(5)	On November 8, 2013, we entered into a Securities Purchase Agreement with Hillair Capital Investments LP (“Hillair”) whereby we issued and sold to Hillair (i) a $2,320,000, 8% Original Issue Discount Convertible Debenture due December 28, 2013 (the “Debenture”), subject to extension through November 1, 2015 and convertible into 2,320,000 shares of our common stock, and (ii) a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 2,320,000 shares of our common stock at an exercise price of $1.35 per share. The Warrants are exercisable on or before November 18, 2018, and may be exercised on a cashless basis. For purposes of percent ownership calculation, we have assumed that the Warrants were exercised on a cash basis at an exercise price of $1.35 per share. The Debenture and the Warrants may not be converted if such conversion would result in Hillair owning in excess of 4.99% of our common stock. Hillair may waive this 4.99% restriction with 61 days’ notice to us. Hillair Capital Management LLC serves as the investment manager of Hillair Capital Investments LP and, as such Hillair Capital Management LLC has the voting and dispositive power with respect to the securities held to Hillair Capital Investments LP. As a manager of Hillair Capital Management LLC, each of Sean McAvoy, Scott Kauffman and Neil Kauffman also shares voting and investment power on behalf of Hillair Capital Investments LP. The address of Hillair Capital Investments LLP is 330 Primrose Road, Suite 660, Burlingame, California 94010.

(6)	c/o 709 S. Harbor City Blvd., Suite 250, Melbourne, Florida 32901.

(7)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement, CT Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $1,500,000. As of March 31, 2015, $1,384,115 was outstanding under the line of credit. At any time up until December 31, 2016, CT Capital may convert all or any portion of the outstanding principal amount or interest on the loan into our common stock at a price equal to $0.75 per share. The address of CT Capital, Ltd. Is 6300 NE First Avenue, Suite 201, Fort Lauderdale, Florida 33334.

(8)	330 Primrose Road, Suite 660, Burlingame, CA 94010. Hillair Capital Management LLC serves as the investment manager of Hillair Capital Investments LP and, as such, Hillair Capital Management LLC has the voting and dispositive power with respect to the securities held by Hillair Capital Investments LP. As manager of Hillair Capital Management LLC, each of Sean McAvoy, Scott Kaufman and Neal Kaufman also shares voting and investment power on behalf of Hillair Capital Investments LP.

(9)	Comprised of a warrant to purchase 1,875,000 shares of Common Stock that may be exercised on or prior to the close of business on December 31, 2016 at an exercise price of $3.60 per share. The address of MedTrx Provider Network, LLC is, 1 Kalisa Way, Suite 201, Paramus, New Jersey 07652

Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which we are authorized to issue shares of our common stock, aggregated as follows:

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

Terms and Conditions of Options Pursuant to the 2011 Incentive Stock Plan

Options granted under the Plan shall be subject to the following conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Plan committee shall deem desirable:

•	Option Price. The purchase price of each share of Stock purchasable under an incentive option shall be determined by the Plan committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined below) of such share of Stock on the date the option is granted; provided , however , that with respect to an Optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the United States Internal Revenue Code of 1986 (the “Code)) more than 10% of the total combined voting power of all classes of stock of the Company or of any subsidiary, the purchase price per share of Stock shall be at least 110% of the Fair Market Value per share of Stock on the date of grant. The purchase price of each share of Stock purchasable under a nonqualified option shall not be less than 100% of the Fair Market Value of such share of Stock on the date the option is granted. The exercise price for each option shall be subject to adjustment as provided in the Plan. “Fair Market Value” means the fair market value of the Company's issued and outstanding Stock as determined in good faith by the Plan committee. In no event shall the purchase price of a share of Stock be less than the minimum price permitted under the rules and policies of any national securities exchange on which the shares of Stock are listed.

•	Option Term. The term of each option shall be fixed by the Plan committee, but no option shall be exercisable more than ten years after the date such option is granted and in the case of an Incentive Option granted to an Optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of stock of the Company or of any subsidiary, no such incentive option shall be exercisable more than five years after the date such incentive option is granted.

•	Exercisability. Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Plan committee at the time of grant; provided , however , that in the absence of any option vesting periods designated by the Plan committee at the time of grant, options shall vest and become exercisable as to one-tenth of the total number of shares subject to the option on each of the three month anniversary of the date of grant; and provided further that no options shall be exercisable until such time as any vesting limitation required by Section 16 of the Exchange Act, and related rules, shall be satisfied if such limitation shall be required for continued validity of the exemption provided under Rule 16b-3(d)(3).

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

For purposes of the Plan, unless otherwise defined in an employment or consulting agreement between the Company and the relevant Optionee, a Change in Control shall be deemed to have occurred if:

•	a tender offer (or series of related offers) shall be made and consummated for the ownership of 50% or more of the outstanding voting securities of the Company, unless as a result of such tender offer more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to the commencement of such offer), any employee benefit plan of the Company or its subsidiaries, and their affiliates;

•	the Company shall be merged or consolidated with another corporation, unless as a result of such merger or consolidation more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to such transaction), any employee benefit plan of the Company or its subsidiaries, and their affiliates;

•	the Company shall sell substantially all of its assets to another corporation that is not wholly owned by the Company, unless as a result of such sale more than 50% of such assets shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to such transaction), any employee benefit plan of the Company or its subsidiaries and their affiliates; or a Person (as defined below) shall acquire 50% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record), unless as a result of such acquisition more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to the first acquisition of such securities by such Person), any employee benefit plan of the Company or its subsidiaries, and their affiliates.

Notwithstanding the foregoing, if Change of Control is defined in an employment or consulting agreement between the Company and the relevant Optionee, then, with respect to such Optionee, Change of Control shall have the meaning ascribed to it in such employment agreement.

Ownership of voting securities shall take into account and shall include ownership as determined by applying the provisions of Rule 13d-3(d)(I)(i) (as in effect on the date hereof) under the Exchange Act. In addition, for such purposes, “Person” shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14 (d) thereof; provided , however , that a Person shall not include (A) the Company or any of its subsidiaries; (B) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its subsidiaries; (C) an underwriter temporarily holding securities pursuant to an offering of such securities; or (D) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company.

Description of Securities

First Choice Healthcare Solutions has 100,000,000 Common Stock, par value $0.001 per share, authorized for issuance and 1,000,000 Preferred Stock, par value $0.01 per share, authorized for issuance. As of March 30, 2015, there were 18,432,055 shares of Common Stock issued and outstanding. There were zero (0) shares of Preferred Stock that are issued and outstanding.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Guggenheim Life and Annuity Company

On August 12, 2011 Marina Towers, LLC, a Florida limited liability company (“Marina Towers”) an indirect and wholly-owned subsidiary of Medical Billing Assistance, Inc., a Colorado company (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Guggenheim Life and Annuity Company, a Delaware life insurance company (“Guggenheim”). The closing and funding of the Loan occurred on August 15, 2011 (the “Closing Date”). Under the Loan Agreement, Guggenheim has committed to make a loan in the aggregate amount of $7,550,000.00 to Marina Towers with an interest rate of 6.10% per annum (the “Loan”). The maturity date of the Loan is September 16, 2016 (the “Maturity Date”). The Loan is evidenced by that certain Consolidated, Amended and Restated Promissory Note, dated August 12, 2011 (the “Note”) and is secured primarily by: (i) that certain first priority Consolidated, Amended and Restated Mortgage and Security Agreement, dated August 12, 2011, encumbering the real and personal property (the “Property”) of Marina Towers (the “Mortgage”); and (ii) that certain first priority Assignment of Leases and Rents, dated August 12, 2011, from Marina Towers, as assignor, to Guggenheim as assignee, pursuant to which Marina Towers assigned to Guggenheim all of Marina Towers' right, title and interest in and to certain leases and rents as security for the Loan.

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

Pursuant to the Loan Agreement, Marina Towers does have the right to prepay the Loan, in whole or in part, prior to the Maturity Date. After the payment date occurring three months prior to the Maturity Date, Marina Towers may, provided no event of default has occurred and is continuing, at its option and upon thirty days' prior notice to Guggenheim, prepay the Loan in whole on any date without payment of any prepayment penalty or premiums.

The Loan Agreement is guaranteed by Christian C. Romandetti, the Company's Chief Executive Officer, pursuant to that certain Guaranty Agreement, dated August 12, 2011, made by Mr. Romandetti for the benefit of Guggenheim (the “Guaranty”). Pursuant to the non-recourse Guaranty, Mr. Romandetti agreed to a limited personal guarantee to Guggenheim of the payments and performance of the obligations of and liabilities of Marina Towers pursuant to the Loan Agreement.

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc., an entity jointly owned and controlled at that time by Christian “Chris” Romandetti, the Company's Chief Executive Officer and Carmen Charles Romandetti, our CEO's father. The revolving line of credit loan was to mature on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012. Advances on the line of credit were at the sole discretion of CCR of Melbourne, Inc. On November 8, 2013, CCR converted the then outstanding balance of $142,483.52, representing all of the outstanding related party principal and interest amount on the loan, into shares of the Company's common stock at a price equal to $0.45 per share for a total of 316,631 shares issued. On November 8, 2013, Chris Romandetti relinquished all rights, title to and ownership in CCR to Carmen Romandetti in consideration of a personal loan made to Chris Romandetti by Carmen Romandetti.

The Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the “HSR Note”). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2012. The Company paid $27,556 and $17,053 as interest on the HSR note for the years ended December 31, 2013 and 2012, respectively. Mr. Colin Halpern is both an affiliate of HSR and a member of the Company's Board of Directors. On November 8, 2013, the Company paid off the HSR Note, remitting HSR $300,000 for the outstanding principal and interest balance due on the HSR Note.

On September 7, 2013, the Company acquired a patent, US 7,789,842 B2, for an orthopedic adjustable arm sling from Donald A. Bittar, the inventor and the Company's Chief Financial Officer. Based on the independent, third party evaluation of Professional Business Brokers, Inc., the patent was valued at $286,500. The Company issued Mr. Bittar 636,666 shares of its common stock, valued at $286,500, or $0.45 per share, which was estimated to approximate fair value of the patent acquired and did not materially differ from the fair value of the common stock at the time of issuance.

Director Independence

Currently, none of our directors qualify as independent directors under the NASDAQ listing standards and Rule 10A3 and Rule 10C-1 of the Exchange Act.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent auditor, RBSM LLP, billed an aggregate of $53,000 for the year ended December 31, 2014 audit and the quarterly reviews for the year ended December 31, 2014. RBSM LLP billed $48,000 for the December 31, 2013 audit, quarterly reviews for the year ended December 31, 2013 and audit related fees. In addition, $6,000 and $6,000 was billed for tax services in 2014 and 2013, respectively. Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

	2014	2013
Audit Fees	$53,000	$48,000
Audit-Related Fees		—
Tax Fees	6,000	6,000
All Other Fees		—
Total	$59,000	$54,000

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company's Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company's Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.1(b)	Certificate of Merger between First Choice Healthcare Solutions, Inc., a Delaware and surviving corporation and Medical Billing Assistance, Inc., a Colorado corporation. (incorporated by reference to Exhibit 3.1(B) to the Company's Current Report on Form 8-K, filed with the SEC on April 9, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company's Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex C to the Company's Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Annex E to the Company's Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.1	Share Exchange Agreement, dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.5	Loan Agreement, dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated, Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Guaranty Agreement, dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.8	Common Stock Warrant, issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger, made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company's Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.11	Membership Interest Purchase Closing Agreement between Seller, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.12	Management Services Agreement between FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.13	Loan Agreement, dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

Exhibit No.	Description

10.14	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.15	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16(a)	Guaranty, dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16(b)	Guaranty, dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.17	Securities Purchase Agreement, made as of December 14, 2012, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $203,500 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18	Securities Purchase Agreement, made as of February 19, 2013, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $103,500 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.19	Securities Purchase Agreement, made as of August 14, 2013, for the sale of an 8% convertible note in the principal amount of $153,500, with note as an exhibit thereto(incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.20	Agreement, dated as of May 1, 2013, between MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.21	Loan and Security Agreement, dated as of June 13, 2013, by and between CT Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.21(a)	Agreement to Modify Loan Interest Rate and Consent to FCHS Secured Debt Issuance, dated June 13, 2013, by and between CT Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.22	Form of Membership Interest Purchase Agreement, dated August 28, 2013, by and between the Company and the sellers of the membership interests in MedTech Diagnostics LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.23	License Agreement, dater August 28, 2013, by and between Donald Bittar and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.24	Amendment to Loan Agreement, dated as of August 28, 2013, by and among MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.25	Form of Securities Purchase Agreement, dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.26	Form of Common Stock Purchase Warrant, dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 14, 2013)

Exhibit No.	Description

10.27	Form of Debenture, dated as of November 8, 2013 issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.28	Form of Security Agreement, dated as of November 8, 2013 between Hillair Capital Investments, L.P., the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.28(a)	Form of Subsidiary Guarantee, dated as of November 8, 2013, to the Securities Purchase Agreement, dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.29	Loan Agreement, dated May 17, 2012 between HS Real Company, LLC and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.29(a)	Promissory Note, dated May 17, 2012, to HS Real Company, LLC (incorporated by reference to Exhibit 10.29(a) to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.29(b)	Amendment to Loan Agreement dated August 5, 2012, with HS Real Company LLC, and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29(b) to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.30	Employment Agreement, dated March 20, 2014, between the Company and Christian Charles Romandetti (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

31.1	Certification of CEO pursuant to Sec. 302+
31.2	Certification of CFO pursuant to Sec. 302+
32.1	Certification of CEO pursuant to Sec. 906+
32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT+
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+
+filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: April 14, 2015	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti
President and Chief Executive Officer

Dated: April 14, 2015	By:	/s/ Donald A. Bittar
Donald A. Bittar
Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Choice Healthcare Solutions, Inc. Melbourne, Florida

We have audited the accompanying balance sheets of First Choice Healthcare Solutions, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Choice Healthcare Solutions, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

April 14, 2015

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets
Cash	$279,087	$739,158
Cash-restricted	318,259	256,246
Accounts receivable, net	1,804,636	1,272,155
Prepaid and other current assets	153,296	140,580
Capitalized financing costs, current portion	68,370	57,348
Total current assets	2,623,648	2,465,487

Property, plant and equipment, net of accumulated depreciation of $2,472,111 and $1,959,127	8,294,298	8,662,057

Other assets
Capitalized financing costs, long term portion	37,775	131,540
Patient list, net of accumulated amortization of $55,000 and $35,000	245,000	265,000
Patents, net of accumulated amortization of $19,100 and $0.00	267,400	286,500
Deposits	2,571	2,713
Total other assets	552,746	685,753
Total assets	$11,470,692	$11,813,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,457,275	$459,000
Stock based payable	537,750	166,340
Advances	224,000	-
Line of credit, short term	1,237,000	800,000
Notes payable, current portion	732,791	743,787
Convertible note payable, current portion	2,148,835	-
Unearned revenue	38,763	74,934
Total current liabilities	6,376,414	2,244,061

Long term debt:
Deposits held	72,901	72,901
Convertible note payable, long term portion	-	2,347,403
Notes payable, long term portion	8,184,560	8,935,473
Total long term debt	8,257,461	11,355,777
Total liabilities	14,633,875	13,599,838

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,951,055 and 16,747,248 shares issued and outstanding as of December 31, 2014 and 2013, respectively	17,951	16,747
Additional paid in capital	12,671,942	11,560,249
Accumulated deficit	(15,853,076)	(13,363,537)
Total stockholders’ deficit	(3,163,183)	(1,786,541)
Total liabilities and stockholders’ deficit	$11,470,692	$11,813,297

See accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Revenues:
Net patient service revenue	$7,966,385	$5,459,373
Provision for bad debts	(912,782)	(365,015)
Net patient service revenue less provision for bad debts	7,053,603	5,094,358
Rental revenue	1,048,999	1,048,469
Total revenue	8,102,602	6,142,827

Operating expenses:
Salaries and benefits	4,761,573	3,096,285
Other operating expenses	1,897,780	1,350,927
General and administrative	2,434,259	1,705,154
Impairment of investment	-	450,000
Depreciation and amortization	552,084	518,611
Total operating expenses	9,645,696	7,120,977

Net loss from operations:	(1,543,094)	(978,150)

Other income (expense):
Miscellaneous income	3,000	3,063
Gain (loss) on change in fair value of derivative liability	-	32,218
Amortization financing costs	(82,744)	(57,348)
Interest expense, net	(866,701)	(3,704,086)
Total other (expense)	(946,445)	(3,726,153)

Net loss before provision for income taxes	(2,489,539)	(4,704,303)

Income taxes (benefit)	-	-

Net loss	$(2,489,539)	$(4,704,303)

Net loss per common share, basic and diluted	$(0.14)	$(0.35)

Weighted average number of common shares outstanding, basic and diluted	17,249,921	13,529,294

See accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2014

					Additional	Common
	Preferred stock		Common stock		Paid	Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Subscriptions	Deficit	Total
Balance, December 31, 2012			12,706,796	$12,707	$7,244,993	$100,000	$(8,659,234)	$(1,301,534)
Common stock issued for services rendered	-	-	533,822	534	382,567	-	-	383,101
Common stock issued in settlement of line of credit	-	-	1,386,667	1,386	622,614	-	-	624,000
Common stock issued in settlement of related party line of credit	-	-	316,631	317	142,167	-	-	142,484
Common stock issued in connection with loan modification	-	-	100,000	100	95,900	-	-	96,000
Common stock issued for subscription	-	-	66,666	66	99,934	(100,000)	-	-
Common stock issued to acquire 10% in MedTech Diagnostics, LLC	-	-	1,000,000	1,000	449,000	-	-	450,000
Common stock issued to acquire patent rights	-	-	636,666	637	285,863	-	-	286,500
Reclassification of derivative liability to equity upon convertible note payoff	-	-	-	-	366,094	-	-	366,094
Beneficial conversion feature in connection with note payable	-	-	-	-	1,871,117	-	-	1,871,117
Net loss	-	-	-	-	-	-	(4,704,303)	(4,704,303)

Balance, December 31, 2013	-	-	16,747,248	16,747	11,560,249	-	(13,363,537)	(1,786,541)
Common stock issued for services rendered	-	-	637,250	637	625,703	-	-	626,340
Common stock issued in settlement of line of credit	-	-	200,000	200	149,800	-	-	150,000
Common stock issued in settlement of note payable and accrued interest	-	-	336,557	337	336,220	-	-	336,557
Common stock issued in connection with loan acquisition cost expensed in 2013	-	-	30,000	30	(30)	-	-	-
Net loss	-	-	-	-	-	-	(2,489,539)	(2,489,539)

Balance, December 31, 2014	-	$-	17,951,055	$17,951	$12,671,942	$-	$(15,853,076)	$(3,163,183)

See the accompanying notes to these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,489,539)	$(4,704,303)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expenses	552,084	518,611
Amortization of financing costs	82,743	57,348
Bad debt expense	912,782	361,284
Amortization of debt discount in connection with convertible note	-	2,706,869
Stock based compensation	997,750	549,441
Common stock issued for loan modification	-	96,000
Impairment of investment	-	450,000
Loss on change in fair value of debt derivative	-	(32,218)
Changes in operating assets and liabilities:
Accounts receivable	(1,445,263)	(1,105,572)
Prepaid expenses and other	(12,574)	(70,604)
Restricted funds	(62,013)	(35,098)
Accounts payable and accrued expenses	1,136,264	(91,312)
Unearned income	(36,171)	35,496
Net cash used in operating activities	(363,937)	(1,264,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(145,225)	(397,688)
Net decrease in deposits	-	25,502
Net cash used in investing activities	(145,225)	(372,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from related party line of credit	-	(10,846)
Proceeds from advances	224,000	-
Proceeds from convertible note payable	-	2,128,117
Proceeds from lines of credit	587,000	1,373,208
Proceeds from issuance of notes payable, net of financing costs	-	152,659
Net payments on notes payable	(761,909)	(1,334,781)
Net cash provided by financing activities	49,091	2,308,357

Net (decrease) increase in cash and cash equivalents	(460,071)	672,113
Cash and cash equivalents, beginning of period	739,158	67,045

Cash and cash equivalents, end of period	$279,087	$739,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$783,958	$731,877
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses.	$166,340	$-

	Year ended December 31,
	2014	2013
Common stock issued in settlement of note payable	$-	$624,000
Common stock issued in settlement of related party line of credit	$-	$142,484
Common stock issued in settlement of convertible note payable, line of credit and accrued interest	$486,557	$-
Common stock issued in connection with acquisition of patent	$-	$286,500
Common stock issued to acquire 10% interest in MedTech Diagnostics, LLC	$-	$450,000
Beneficial conversion feature on convertible note credited to additional paid-in-capital	$-	$1,871,117
Reclassification of derivative liability to additional paid-in-capital	$-	$366,094

See the accompanying notes to these consolidated financial statements.

NOTE 1— ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

First Choice Healthcare Solutions, Inc., a Delaware corporation (the “Company” or “FCHS”) filed a certificate of merger (the “Certificate of Merger”) of Medical Billing Assistance, Inc., a Colorado corporation incorporated on May 30, 2007 (“Medical Billing”), into the Company. The effective date for the Certificate of Merger was April 4, 2012. Pursuant to the Certificate of Merger, Medical Billing was merged with and into the Company. The effect of the merger was that Medical Billing reincorporated from Colorado to Delaware (the “Reincorporation”). The Company is deemed to be the successor issuer of Medical Billing under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Contemporaneously with the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc. to more closely align the company's name with its target market. Otherwise, the reincorporation does not result in any change in the business, management, fiscal year, accounting, and location of the principal executive offices, assets or liabilities of the Company, formerly known as Medical Billing Assistance, Inc.

The consolidated financial statements include the accounts of the Company, including FCID Holdings, Inc., FCID Medical, Inc., First Choice Medical Group of Brevard, LLC and Marina Towers, LLC which are all wholly-owned subsidiaries of FCHS. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates.

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

Rental Revenue

FCID Holdings, Inc. has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and First Choice-Brevard, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. The Company recognizes rental revenue associated with the period of time facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

Cash

Cash consist of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2014, the Company had $279,087 cash.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.  Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

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

As of December 31, 2014 and 2013, the Company’s allowance for bad debts was $1,482,212 and $361,284, respectively.

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the years ended December 31, 2014 and 2013 was $82,743 and $57,348 respectively. Accumulated amortization of deferred financing costs were $231,369 and $148,626 at December 31, 2014 and 2013, respectively.

Segment Information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s two principal operating segments (see Note 16 – Segment Information).

Patient List

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. Amortization expenses for the years ended December 31, 2014 and 2013 was $20,000 and $20,000, respectively. Accumulated amortization of patient list costs were $55,000 and $35,000 at December 31, 2014 and 2013, respectively.

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

At December 31, 2013, the Company's management performed an evaluation of its investment in MedTech for purposes of determining the implied fair value of the asset at December 31, 2013. The test indicated that the recorded remaining book value of its investment exceeded its fair value for the year ended December 31, 2013. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $450,000, net of tax, or $0.03 per share during the year ended December 31, 2013 to reduce the carrying value of the investment to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates. (see Note 6 to Notes to the Consolidated Financial Statements).

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt, warrants and stock options. Diluted net loss per share for years ending December 31, 2014 and 2013 does not reflect the effects of 3,751,502 and 3,414,070 shares, respectively, potentially issuable upon the conversion of our convertible note payable or the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as of December 31, 2014 and 2013 as including such would be anti-dilutive.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. As of December 31, 2014, the Company had no non-employee options outstanding to purchase shares of common stock.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2014 and 2013, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company's intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company's common stock to a related party (See Note 13 to Notes to the Consolidated Financial Statements). The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. Amortization expenses for the years ended December 31, 2014 and 2013 was $19,100 and $-0-, respectively. Accumulated amortization of Patent costs were $19,100 and $-0- at December 31, 2014 and 2013, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial statements.

 The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

 In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 — LIQUIDITY

The Company incurred various non-recurring expenses in 2014 in connection with the planned development of its medical practice.  Management believes the continuing trend of positive growth before interest, taxes, depreciation and amortization into 2015 will support improved liquidity. In the fourth quarter of 2013, the Company paid off or converted to equity a total of $1,238,480 in outstanding debt. Currently, the Company has three main sources of liquidity, its line of credit with CT Capital, LP, revenue received from FCID Medical, Inc. and revenue received from its real estate interest, FCID Holdings, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. As of December 31, 2014, the Company has used $1,237,000 of the amount available under the line of credit.

The Company’s wholly owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operates its real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing the Company’s corporate headquarters and First Choice – Brevard, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants.

The Company believes that ongoing operations of Marina Towers, LLC and the current positive cash balance along with continued execution of its business development plan will allow the Company to further improve its working capital and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year and one day from the filing of this report ..  However, in order to execute the Company’s business development plan, which there can be no assurance it will do, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

NOTE 4 — CASH – RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements. As of December 31, 2014 the Company had $318,259 in restricted cash as compared to $256,246 at December 31, 2013.

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2014 and 2013 are as follows:

	2014	2013
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	3,970,603	3,953,846
Automobiles	29,849	29,849
Computer equipment	327,847	210,698
Medical equipment	2,253,219	2,238,639
Office equipment	129,723	132,984
	10,766,409	10,621,184
Less: accumulated depreciation	(2,472,111)	(1,959,127)
	$8,294,298	$8,662,057

During the year ended December 31, 2014 and 2013, depreciation expense charged to operations was $512,984 and $483,797, respectively.

NOTE 6 — INVESTMENTS

On September 7, 2013, the Company acquired an aggregate 10% membership interest in MedTech Diagnostics, LLC, a Florida distributor of multi-test medical diagnostic equipment. The investment is recorded at an aggregate cost of $450,000, which was determined at the date of the acquisition, and based on the fair value of the underlying issued common shares, or $0.45 per share. More specifically, the Company acquired a 3.75% membership interest for 375,000 shares of its common stock valued at the date of the acquisition of $168,750; and a 6.25% membership interest valued at the date of the acquisition of $281,250. At December 31, 2013, the Company's management performed an evaluation of its investment in MedTech for purposes of determining the implied fair value of the asset at December 31, 2013. The test indicated that the recorded remaining book value of its investment exceeded its fair value for the year ended December 31, 2013. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $450,000, net of tax, or $0.03 per share during the year ended December 31, 2013 to reduce the carrying value of the investment to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

NOTE 7 — ADVANCES

During the year ended December 31, 2014, the Company received an aggregate of $224,000 as cash advances from non-related parties. The advances are due upon demand with an interest rate of 12% per annum.

NOTE 8 — LINES OF CREDIT

Line of Credit, CT Capital

On June 13, 2013, the Company's subsidiary, First Choice Medical Group of Brevard, LLC, entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital. Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice Medical Group of Brevard, LLC with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016 (the “Maturity Date”). Interest shall be due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable, and assets of the Company's subsidiary, First Choice Medical Group of Brevard, LLC. The assets constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable will also include 50% of all accounts receivable protected by Legal Letters of Protection. At any time, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into the common stock of the Company at a price equal to $0.75 per share. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

On November 8, 2013, in consideration for a fee of 100,000 shares of the Company's common stock, restricted pursuant to Rule 144, CT Capital agreed to modify the line of credit to the Company's subsidiary, First Choice Medical Group of Brevard, LLC. Under the loan modification agreement, the annual rate of interest was reduced from 12% per annum to 6% per annum and will remain at 6% until November 1, 2015. All other terms under the June 13, 2013 Loan and Security Agreement will remain the same.

The obligations of the Company under the Loan Agreement are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company's Chief Executive Officer.

During the year ended December 31, 2014, the Company issued 200,000 shares of its common stock upon the election by Lender to convert $150,000 of outstanding principal amount under the line of credit.

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

On November 8, 2013, MTI converted the then outstanding balance of $624,000 principal and interest amount on the loan, into shares of the Company's common stock at a price equal to $0.45 per share for a total of 1,386,667 shares issued.

NOTE 9 - LINE OF CREDIT, RELATED PARTY

On February 1, 2012, the Company opened a $500,000 unsecured, revolving line of credit loan with CCR of Melbourne, Inc. (“CCR”), an entity jointly owned and controlled at that time by the Company's Chief Executive Officer and Carmen Romandetti, the Chief Executive Officer's father. The revolving line of credit loan was to mature on October 1, 2015 with interest at a per annum rate of 8.5% beginning March 1, 2012. Advances on the line of credit were at the sole discretion of CCR of Melbourne, Inc. The Company accrued $11,153 as related party interest for the year ended December 31, 2013.

On November 8, 2013, CCR converted the then outstanding balance of $142,483, representing all of the outstanding related party principal and interest amount on the loan, into shares of the Company's common stock at a price equal to $0.45 per share for a total of 316,631 shares issued.

On November 8, 2013, the Chief Executive Officer relinquished all rights, title to and ownership in CCR to Carmen Romandetti in consideration of a personal loan made to the Chief Executive Officer by Carmen Romandetti.

NOTE 10 - NOTE PAYABLE, RELATED PARTY

The Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the “HSR Note”). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2013. The Company paid $27,556 as interest on the HSR note for the year ended December 31, 2013.

On November 8, 2013, the Company paid off the HSR Note in full, remitting HSR $300,000 for the outstanding principal and interest balance due on the HSR Note.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

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

The Company will be obligated to redeem $580,000 of principal on April 1, 2015 (see Note 20-Subsequent Events), May 1, 2015, August 1, 2015 and November 1, 2015, plus accrued but unpaid interest and any other amounts that may be owed to the holder of the Debenture on those dates. Interest on the Debenture accrues at the rate of 8% annually and is payable quarterly on August 1, November 1, February 1, and May 1, beginning on August 1, 2014. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock, provided certain conditions are met. The August 1st and November 1st 2014 payments have been made.

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

On May 9, 2014 Hillair elected to convert the aggregate amount of $104,000 of its Debenture, representing $100,000 of principal and $4,000 in interest into 104,000 shares of the Company’s common stock.

On June 30, 2014, Hillair elected to convert the aggregate amount of $104,700 of its Debenture, representing $100,000 of principal and $4,700 of interest, into 104,700 shares of the Company’s common stock. On August 4, 2014, Hillair elected to convert accrued interest of $127,857 into 127,857 shares of the Company’s common stock. The outstanding balance for the Debenture was $2,148,835, which includes accrued interest of $1,432 and $2,347,403 as of December 31, 2014 and 2013 respectively.

On April 9, 2015 Hillair Capital Investments L.P. (“Hillair”) agreed to further modify the redemption terms of the 8% Original Issue Discount Secured Convertible Debenture (the “Debenture”) as follows. The Company shall remit  $580,000 principal amount of the Debenture on or before May 1, 2015 (originally due February 1, 2015);  in consideration of reducing the conversion price of $100,000 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture plus interest due May 1, 2015 is extended to August 1, 2015.

Additionally, the modification provides the Company, upon the payment of $150,000 (on or before July 1, 2015) and the reduction of the exercise price of the 2,320,000 warrants issued to Hillair from $1.35 per share to $1.00 per share, to extend the $580,000 principal amount of the Debenture plus interest due August 1, 2015 and the balance of the principal amount of the Debenture plus interest due November 1, 2015 until January 15, 2016.   Reducing the exercise price of the warrants would increase the number of warrants granted to Hillair by 601,481.

Other Convertible Notes

On December 14, 2012, February 19, 2013, and August 14, 2013, the Company entered into Securities Purchase Agreements for the sale of 8% convertible notes in the original principal amounts of $203,500, $103,500 and $153,500, respectively, with a lender in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

The Company has identified the embedded derivatives related to the above described Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of notes and to fair value as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of $397,325 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 98.67 to 119.96%, (3) weighted average risk-free interest rate of 0.12 % to 0.17% (4) expected life of 0.76 years, and (5) estimated fair value of the Company's common stock of $0.60 to $2.14 per share.

During the year ended December 31, 2013, the Company paid off all the Other Convertible Notes. As such, the Company marked to market the fair value of the debt derivative at the date(s) of payoff and reclassified the determined aggregate fair values of $366,094 to equity. The fair values of the embedded derivatives was determined using Binomial Lattice Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 116.11% to 147.94%, (3) weighted average risk-free interest rate of 0.03% to 09%, (4) expected life of 0.25 to 0.52 year, and (5) estimated fair value of the Company's common stock of $0.55 to 1.40 per share.

During the years ended December 31, 2014 and 2013, the Company amortized and wrote off an aggregate of $-0- and $2,706,869 of debt discount to operations as interest expense, respectively.

NOTE 12— NOTES PAYABLE

Notes payable as of December 31, 2014 and 2013 are comprised of the following:

	2014	2013
Mortgage Payable	$7,256,416	$7,353,398
Note Payable, GE Capital (construction), MRI	121,204	278,287
Note Payable, GE Capital (construction), 2	44,911	100,977
Note Payable, GE Capital (MRI)	1,218,625	1,592,278
Note Payable, GE Capital (X-ray)	142,349	184,001
Note Payable, GE Arm	91,925	114,597
Note Payable, Auto	16,383	22,211
Capital Lease Equipment	25,538	33,511
	8,917,351	9,679,260
Less current portion	(732,791)	(743,787)
	$8,184,560	$8,935,473

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

In connection with the refinancing of the mortgage note payable, the Company incurred financing costs of $286,723 in the year 2011. The capitalized financing costs are amortized ratably over the term of the mortgage note payable.

Note Payable — Equipment Financing

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

Note Payable — Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, and secured by related equipment. The outstanding balance on the note payable as of December 31, 2014 was $16,383.

Capital Lease — Equipment

On June 11, 2013, the Company entered into a lease agreement to acquire equipment with 48 monthly payments of $956.45 payable through June 1, 2017 with an effective interest rate of 14.002% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Aggregate principal maturities of long-term debt as of December 31:

Amount
Year ended December 31, 2015	$732,791
Year ended December 31, 2016	7,642,507
Year ended December 31, 2017	523,316
Year ended December 31, 2018 and thereafter	18,737
Total	$8,917,351

NOTE 13 — RELATED PARTY TRANSACTIONS

As more fully described in Note 9 — Line of Credit, Related Party CCR of Melbourne, Inc., an entity jointly owned and controlled at that time by the Company's Chief Executive Officer and Carmen Charles Romandetti, the Chief Executive Officer's father, provided a $500,000 unsecured revolving line of credit to the Company. The Company accrued $11,153 as related party interest for the year ended December 31, 2013. On November 8, 2013, CCR converted the then outstanding balance of $142,484, representing all of the outstanding related party principal and interest amount on the loan, into shares of the Company's common stock at a price equal to $0.45 per share for a total of 316,631 shares issued. On November 8, 2013, the Chief Executive Officer relinquished all rights, title to and ownership in CCR to Carmen Romandetti in consideration of a personal loan made to the Chief Executive Officer by Carmen Romandetti.

As more fully described in Note 10 — Note Payable, Related Party above, the Company entered into an unsecured loan agreement with HS Real Company, LLC (“HSR”) on May 17, 2012 for $100,000 at an interest rate of 12% per annum (the “HSR Note”). On August 5, 2012, HSR increased the principal amount to $250,000, and subsequently HSR advanced an additional $50,000 to the Company, bringing the aggregate principal amount of the HSR Note to $300,000, all of which was due and payable to HSR on December 31, 2013. The Company paid $27,556 as interest on the HSR note for the year ended December 31, 2013. Mr. Colin Halpern was both an Affiliate of HSR and a member of the Board of Directors of First Choice Healthcare Solutions, Inc. On November 8, 2013, the Company paid off the HSR Note, remitting HSR $300,000 for the outstanding principal and interest balance due on the HSR Note.

On September 7, 2013, the Company acquired a patent, US 7,789,842 B2, for an orthopedic adjustable arm sling from Donald A. Bittar, the inventor and a member of the Company's Board of Directors. Based on the independent, third party evaluation of Professional Business Brokers, Inc., the patent was valued at $286,500. The Company issued Mr. Bittar 636,666 shares of its common stock, valued at $286,500, or $0.45 per share, which was estimated to approximate fair value of the patent acquired and did not materially differ from the fair value of the common stock at the time of issuance.

NOTE 14 — CAPITAL STOCK

Preferred stock

The Company is authorized to issue 1,000,000 shares $0.01 par value preferred stock. As of December 31, 2014 and 2013, none was issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2014 and 2013, and 17,951,055 and 16,747,248 shares were issued and outstanding, respectively.

During the year ended December 31, 2013, the Company issued an aggregate of 533,822 shares of its common stock to officers, employees and service providers at an aggregate fair value of $383,101. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.1

During the year ended December 31, 2014, the Company issued an aggregate of 200,000 shares of its common stock in conversion of principal due on the line of credit of $150,000.

During the year ended December 31, 2014, the Company issued 336,557 shares of its common stock in the conversion of convertible notes payable, and accrued interest of $336,557.

During the year ended December 31, 2014, the Company issued 200,000 shares of its common stock to various consultants and employees for 2013 services rendered, valued at $166,340 and expensed in 2013.

During the year ended December 31, 2014, the Company issued an aggregate of 100,000 shares of its common stock for various consulting services rendered at an aggregate fair value of $124,750.

During the year ended December 31, 2014, the Company issued 100,000 shares of common stock for future services of $98,000 of which the Company expensed $85,750 in 2014 and will expense $12,250 in 2015. The Company recorded the fair value as prepaid expenses and amortizes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the year ended December 31, 2014, the Company recorded $98,000 as stock based compensation.

During the year ended December 31, 2014, the Company issued 30,000 shares of common stock for the settlement of financing costs associated with the Hillair 8% Debenture and included as part of the loan acquisition cost expensed in the year ended December 31, 2013.

During the year ended December 31, 2014, the Company issued an aggregate of 237,250 shares of its common stock in employee incentives and board compensation at an aggregate fair value of $237,250. The shares issued to employees were discretionary stock incentives to reward and retain key employees and not issued as part of the 2011 Incentive Stock Plan.

1 200,000 shares of common stock were issued in 2014.

Stock-based payable

The Company is obligated to issue an aggregate of 477,273 shares of its common stock to officers and consultants for past and future services. The estimated liability as of December 31, 2014 of $537,750 ($1.32 per share) was determined based on services rendered in 2014. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

NOTE 15 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company's common stock as of December 31, 2014:

Warrants Outstanding				Warrants Exercisable
Price	Outstanding	Expiration Date	Weighted Price	Exercisable	Weighted Price

$1.35	2,320,000	November 8, 2018	$1.35	2,320,000	$1.35
$3.60	1,875,000	December 31, 2016	$3.60	1,875,000	$3.60
	4,195,000		$2.36	4,195,000	$2.36

The warrant to purchase up to 2,320,000 shares of the Company's common stock may be exercised on a cashless basis. The warrant to purchase up to 1,875,000 shares of the Company's common stock may not be exercised on a cashless basis.

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,875,000	$3.60
Granted	2,320,000	1.35
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013:	4,195,000	$2.36

Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31,2014	4,195,000	$2.36

On November 8, 2013, the Company issued 2,320,000 warrants to purchase the Company's common stock at $1.35, expiring November 18, 2018, in connection with the securities purchase agreement dated November 8, 2013. See Note 11 to the Notes to the Consolidated Financial Statements.

As of December 31, 2014, the Company had no outstanding options.

NOTE 16 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The Company has two reportable segments: Marina Towers, LLC and FCID Medical, Inc.

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building, whereas FCID Medical segment derives revenue for medical services provided to patients.

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the year ended December 31, 2014:

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Revenue:
Net patient service revenue	$-	$7,053,603	$-	$-	$7,053,603
Rental revenue	1,483,948	-	-	(434,949)	1,048,999
Total Revenue	1,483,948	7,053,603	-	(434,949)	8,102,602

Operating expenses:
Salaries and benefits	12,000	3,733,140	1,016,433	-	4,761,573
Other operating expenses	430,041	1,902,688	-	(434,949)	1,897,780
General and administrative	89,359	1,168,826	1,176,074	-	2,434,259
Depreciation and amortization	276,666	256,318	19,100	-	552,084
Total operating expenses	808,066	7,060,972	2,211,607	(434,949)	9,645,696

Net income (loss) from operations:	675,882	(7,369)	(2,211,607)	-	(1,543,094)

Interest expense	(451,962)	(225,427)	(189,312)	-	(866,701)
Amortization of financing costs	(57,348)	(25,396)	-	-	(82,744)
Other income (expense)	3,000	-	-	-	3,000

Net Income (loss):	169,572	(258,192)	(2,400,919)	-	(2,489,539)

Income taxes	-	-	-	-	-

Net income (loss)	169,572	(258,192)	$(2,400,919)	$-	$(2,489,539)

Summary Statement of Operations for the year ended December 31, 2013:

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Revenue:
Net patient service revenue	$-	$5,094,358	$-	$-	$5,094,358
Rental revenue	1,473,048	-	-	(424,579)	1,048,469
Total Revenue	1,473,048	5,094,358	-	(424,579)	6,142,827

Operating expenses:
Salaries and benefits	12,000	2,537,024	547,261	-	3,096,285
Other operating expenses	385,712	1,389,794	-	(424,579)	1,350,927
General and administrative	82,186	669,248	953,720	-	1,750,154
Impairment of investment	-	-	450,000	-	450,000
Depreciation and amortization	164,884	353,727	-	-	518,611
Total operating expenses	644,782	4,949,793	1,950,981	(424,579)	7,120,977

Net income (loss) from operations:	828,266	144,565	(1,950,981)	-	(978,150)

Interest expense	(464,250)	(269,593)	(2,970,243)	-	(3,704,086)
Amortization of financing costs	(57,348)	-	-	-	(57,348)
Gain on change in derivative liability	-	-	32,218	-	32,218
Other income (expense)	3,063	-	-	-	3,063

Net Income (loss):	309,731	(125,028)	(4,889,006)	-	(4,704,303)

Income taxes	-	-	-	-	-

Net income (loss)	$309,731	$(125,028)	$(4,889,006)	$-	$(4,704,303)

Summary Statement of Operations for the year ended December 31, 2014:

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Assets:
At December 31, 2014:	$6,726,759	$4,407,749	$336,184	$-	$11,470,692
At December 31, 2013:	$6,873,839	$4,178,091	$761,367	$	$11,813,297

Assets acquired
Year ended December 31, 2014:	$16,758	$128,467	$-	$-	$145,225
Year ended December 31, 2013:	$221,902	$175,786	$-	$-	$397,688
F-22

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Service contracts

The Company carries various service contracts on its office building for repairs, maintenance and inspections. Certain contracts are long term and non-cancellable. The Company's future minimum payments under no cancellable service contracts by year from December 31, 2014 forward are approximately: 2015: $16,835; 2016: $ -0-: total: $16,835. After 2015, we no longer have these obligations. All contracts are now on a month-to-month basis.

Employment Agreement with Christian Romandetti, CEO

The Company entered a formal five-year employment agreement (the “Employment Agreement”) with Christian “Chris” Romandetti, dated March 20, 2014 and effective January 1, 2014, to serve as the Company's President and Chief Executive Officer. Pursuant to the terms and conditions set forth in the Employment Agreement, Mr. Romandetti is entitled to receive an annual base salary of $250,000, which shall increase no less than 5% per annum for the term of the Employment Agreement.

Mr. Romandetti, upon successfully achieving annual revenue milestones, is entitled to receive a bonus equal to 10% of his salary when $7.1 million in total annual revenue is reported in a fiscal year scaling up to a bonus equal to 800% of his salary if and when $100 million in total annual revenue is reported in a fiscal year. If the Company is unable to pay any portion of the bonus compensation when due because of insufficient liquidity or applicable restrictions under prevailing debt financing agreements, then, as an accommodation to the Company, Mr. Romandetti shall be able to convert bonus compensation into shares of the Company's common stock at a 30% discount to the average closing price during the first calendar month after the end of the fiscal year. Mr. Romandetti will also be entitled to receive a strategic bonus of $100,000, payable in cash, on the sixth month anniversary of opening each new center of excellence.

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

In addition, Mr. Romandetti's Employment Agreement provides that, upon Mr. Romandetti's death, disability, termination for any reason other than “Cause” (as such term is defined in the Employment Agreement) or resignation for “Good Reason” (as such term is defined in the Employment Agreement), the Company will pay to Mr. Romandetti twelve months of his annual base salary at the time of separation in accordance with the Corporation's usual payroll practices.

As of December 31, 2014, Mr. Romandetti, CEO, deferred payment of approximately $107,500 of his compensation.

Elite Financial Group

On October 2, 2013, the Company entered into a cancelable 12-month agreement to engage the services of Elite Financial Communications Group, LLC. The terms of the agreement provide for a monthly retainer of $6,000 for the first six months of services, which shall increase to $10,000 per month in months 7-12; and 300,000 shares of the Company's common stock, subject to SEC Rule 144 restrictions, which shall be earned and issued quarterly as follows: 37,500 shares on January 3, 2014; 37,500 shares on April 3, 2014; 37,500 shares on July 3, 2014; and 187,500 shares on October 3, 2014.

In July 2014, the Company terminated the Services of Elite, and in accordance with the terms of the agreement, issued an aggregate of 112,500  shares of common stock at a cost of $125,368. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Elite Stock Research Inc.

On September 18, 2014, the Company entered into a cancelable 4- month agreement (the “Agreement”) to engage the services of Elite Stock Research, Inc. The Agreement provides for a monthly cash retainer; and 100,000 restricted shares of the Company’s common stock that were issued in 2014 at a cost of $98,000. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

The Company has other consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally expire one year or less.

Litigation

On or about July 25, 2014, MedTRX Health Care Solutions, LLC and MedTRX Collection Services, LLC (“MedTRX”) filed a demand for arbitration with the American Arbitration Association (“AAA”) against FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (collectively, “First Choice”). MedTRX claims that First Choice breached an exclusive five year billing and collection agreement dated as of December 9, 2011 (“Billing Agreement”) by engaging another billing service on or about June 1, 2014. MedTRX also claims that First Choice failed to pay for services that MedTRX had performed prior to June 1, 2014 leaving a balance due of $93,280.84. MedTRX claims total damages of “not less than $3 million. On or about September 15, 2014, First Choice served its Answering Statement and Counterclaims (“Answering Statement”). In the Answering Statement, First Choice denies all liability to MedTRX due to MedTRX’s numerous material breaches of the Billing Agreement and asserted two counterclaims for fraudulent inducement and negligence against MedTRX. First Choice seeks damages of not less than $2 Million against MedTRX. However, no assurance can be given that any amounts ultimately due by the Company will not have a material impact on the Company’s financial condition.

On April 10, 2014, the Company terminated the employment of Dr. David E. Dominguez in accordance with the terms of his five (5) year Employment Agreement dated September 26, 2013 (the “Employment Agreement”). Dr. Dominguez, on June 5, 2014, commenced an action against the Company in the Circuit Court of the Eighteenth Judicial Circuit In and For Brevard County, Florida, alleging that his termination was in breach of the Employment Agreement. The action was settled by Agreement dated September 4, 2014, with no settlement cost to the Company, without either party admitting any liability, and the filing of a Joint Stipulation of Dismissal.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

NOTE 18 — (LOSS) INCOME PER SHARE

The following table presents the computation of basic and diluted loss per share:

	2014	2013
Net loss available for common shareholders	$(2,489,539)	$(4,704,303)
Basic net loss per share	$(0.14)	$(0.35)
Weighted average common shares outstanding-basic	17,249,921	13,529,294
Diluted net loss share	$(0.14)	$(0.35)
Weighted average common shares outstanding-Diluted	17,249,921	13,529,294

During the year ended December 31, 2014 and 2013, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE 19 - INCOME TAXES

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

Due to the reverse acquisition of First Choice Healthcare Solutions, Inc. by FCID Holdings, Inc. on December 29, 2010, the net operating loss carry forwards of First Choice Healthcare Solutions, Inc. incurred prior to that date may not be useable for income tax purposes. As through September 30, 2010 FCID Holdings, Inc. was inactive, and FCID Holdings, Inc.'s active subsidiary is a limited liability company and through September 30, 2010 passed no income through to FCID Holdings, Inc. for federal and state income tax purposes, FCID Holdings, Inc. through September 30, 2010 incurred no income tax at the corporate level.

At December 31, 2014, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,410,000 that may be used to offset future taxable income. Components of deferred tax assets as of December 31, 2014 are comprised primarily of stock based compensation and debt discounts in connection with convertible notes. No income taxes were recorded on the earnings in 2014 and 2013 as a result of the utilization of any carry forwards.

Deferred net tax asset consist of the following at December 31, 2014 and 2013:

	2014	2013
Deferred tax asset	$210,000	$490,000
Less valuation allowance	(210,000)	(490,000)
Net deferred tax asset	$0	$0

The provision for income taxes consists of the following:

	2014		2013
Current tax (benefit)		$		$
Adjustment for prior year accrual		-		-
Net provision (benefit)	$		$

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2014	2013
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	3.6%	-
	38.6%	35.0%

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2014 and 2013.

NOTE 20 – SUBSEQUENT EVENTS

Hillair Extension

On January 30, 2015, the Company and Hillair entered into an Extension Agreement (“Extension”) amending the 8% Original Issue Discount Secured Convertible Debenture due November 1, 2015, in order to extend the Periodic Redemption due February 1, 2015, in the principal amount of $580,000 (the “February Periodic Redemption”) to April 1, 2015. See Note 11 to Notes to the Consolidated Financial Statements.

In consideration of the Extension, the Company issued to Hillair 100,000 shares of common stock and remitted a payment of $30,000. The Extension also provides that, for an additional $20,000 payment (provided written notice and payment are made prior to March 15, 2015), the Company may request that the February Periodic Redemption be extended to May 1, 2015.

On March 15, 2015, the Company provided written notice and remitted $20,000 to Hillair to extend the February Redemption to May 1, 2015.

On April 9, 2015 Hillair Capital Investments L.P. (“Hillair”) agreed to further modify the redemption terms of the 8% Original Issue Discount Secured Convertible Debenture (the “Debenture”) as follows. The Company shall remit  $580,000 principal amount of the Debenture on or before May 1, 2015 (originally due February 1, 2015);  in consideration of reducing the conversion price of $100,00 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture plus interest due May 1, 2015 is extended to August 1, 2015.

Additionally, the modification provides the Company, upon the payment of $150,000 (on or before July 1, 2015) and the reduction of the exercise price of the 2,320,000 warrants issued to Hillair from $1.35 per share to $1.00 per share, to extend the $580,000 principal amount of the Debenture plus interest due August 1, 2015 and the balance of the principal amount of the Debenture plus interest due November 1, 2015 until January 15, 2016.   Reducing the exercise price of the warrants would increase the number of warrants granted to Hillair by 601,481.

Employee Incentive Compensation Award

On February 26, 2015 issued 50,000 shares to Dr. Richard Newman, Medical Director, First Choice Medical Clinic of Brevard, LLC for compensation as Medical Director and as an employee incentive compensation award.

Payment for Services

On February 27, 2015, issued 30,000 shares of First Choice’s common stock to WallStreetWriter, LLC as payment for services rendered.

Change in Officers

On March 2, 2015, the Company and Gary Pickett, Chief Financial Officer, Secretary and Treasurer of the Company, mutually agreed to release Mr. Pickett from the Company’s employment, effective immediately, to pursue other career opportunities.

Donald A. Bittar, a member of the Company’s Board of Directors who previously served as the Company’s Chief Financial Officer until his retirement in November 2014, agreed to assume the post of Interim CFO and continue in this capacity until a new Chief Financial Officer is qualified.

