Form 10-Q
period 2015-03-31
First Choice Healthcare Solutions, Inc.
filed 2015-05-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 12, 2015, there were 19,187,055 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$112,794	$279,087
Cash-restricted	384,737	318,259
Accounts receivable, net	2,252,053	1,804,636
Prepaid and other current assets	127,221	153,296
Capitalized financing costs, current portion	68,370	68,370
Total current assets	2,945,175	2,623,648

Property, plant and equipment, net of accumulated depreciation of $2,602,845 and $2,472,111	8,171,848	8,294,298

Other assets
Capitalized financing costs, long term portion	17,089	37,775
Patient list, net of accumulated amortization of $60,000 and $55,000	240,000	245,000
Patents, net of amortization of $23,875 and $19,100	262,625	267,400
Deposits	2,571	2,571
Total other assets	522,285	552,746

Total assets	$11,639,308	$11,470,692

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,360,890	$1,457,275
Stock based payable	220,000	537,750
Advances	298,000	224,000
Line of credit, short term	1,377,000	1,237,000
Convertible note payable, short term portion	2,192,099	2,148,835
Notes payable, current portion	684,904	732,791
Unearned revenue	51,639	38,763
Total current liabilities	6,184,532	6,376,414

Long term debt:
Deposits held	72,901	72,901
Notes payable, long term portion	8,034,369	8,184,560
Total long term debt	8,107,270	8,257,461

Total liabilities	14,291,802	14,633,875

Stockholders' deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 18,432,055 and 17,951,055 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	18,432	17,951
Additional paid in capital	13,151,461	12,671,942
Accumulated deficit	(15,822,387)	(15,853,076)
Total stockholders' deficit	(2,652,494)	(3,163,183)

Total liabilities and stockholders' deficit	$11,639,308	$11,470,692

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Patient service revenue	$2,285,288	$2,010,974
Provision for bad debts	(45,224)	(38,144)
Net patient service revenue less provision for bad debts	2,240,064	1,972,830
Rental Revenue	265,103	261,923
Total Revenue	2,505,167	2,234,753

Operating expenses:
Salaries and benefits	946,120	1,065,521
Other operating expenses	451,485	429,291
General and administrative	553,284	405,912
Depreciation and amortization	140,509	134,719
Total operating expenses	2,091,398	2,035,443

Net income from operations	413,769	199,310

Other income (expense):
Miscellaneous income	750	750
Amortization financing costs	(20,686)	(15,906)
Interest expense, net	(363,144)	(219,253)
Total other expense	(383,080)	(234,409)

Net income (loss) before provision for income taxes	30,689	(35,099)

Income taxes (benefit)	-	-

NET INCOME (LOSS)	$30,689	$(35,099)

Net Income (loss) per common share, basic	$0.00	$(0.00)

Net Income (loss) per common share, diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	18,062,466	16,756,648

Weighted average number of common shares outstanding, diluted	22,090,565	16,756,648

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	-	$-	17,951,055	$17,951	$12,671,942	$(15,853,076)	$(3,163,183)
Common stock issued for services rendered	-	-	381,000	381	380,619	-	381,000
Common stock issued in connection with loan extension	-	-	100,000	100	98,900	-	99,000
Net income	-	-	-	-	-	30,689	30,689
Balance, March 31, 2015	-	$-	18,432,055	$18,432	$13,151,461	$(15,822,387)	$(2,652,494)

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$30,689	$(35,099)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	140,509	129,940
Amortization of financing costs	20,686	20,685
Bad debt expense	45,224	38,144
Common stock issued in connection with loan extension	99,000	-
Stock based compensation	48,250	-
Changes in operating assets and liabilities:
Accounts receivable	(492,641)	(512,989)
Prepaid expenses and other	26,075	(12,579)
Restricted funds	(66,478)	(47,526)
Accounts payable and accrued expenses	(38,121)	124,299
Unearned income	12,876	(25,180)
Net cash used in operating activities	(173,931)	(320,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(8,284)	(10,998)
Net cash used in investing activities	(8,284)	(10,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	74,000	-
Proceeds from lines of credit	140,000	100,000
Net payments on notes payable	(198,078)	(197,238)
Net cash provided by (used in) financing activities	15,922	(97,238)

Net decrease in cash and cash equivalents	(67,293)	(428,541)
Cash and cash equivalents, beginning of period	279,087	739,158

Cash and cash equivalents, end of period	$112,794	$310,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$264,144	$310,617
Cash paid during the period for taxes	$-	$-

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$15,000	$22,240

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES; BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of March 31, 2015 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015.

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

MARCH 31, 2015

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of March 31, 2015, the Company had $112,794 in cash.

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

MARCH 31, 2015

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

As of March 31, 2015 and December 31, 2014, the Company’s provision for bad debts was $1,527,436 and $1,482,212, respectively.

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three months ended March 31, 2015 and 2014 was $20,686 and $20,685 respectively. Accumulated amortization of deferred financing costs were $252,056 and $231,369 at March 31, 2015 and December 31, 2014, respectively.

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

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company's intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company's common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. Amortization expenses for the three months ended March 31, 2015 and 2014 was $4,775 and $-0-, respectively. Accumulated amortization of Patent costs were $23,875 and $19,100 at March 31, 2015 and December 31, 2014, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Patient List

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. Amortization expenses for the three months ended March 31, 2015 and 2014 was $5,000 and $5,000, respectively. Accumulated amortization of patient list costs were $60,000 and $55,000 at March 31, 2015 and December 31, 2014, respectively.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt, warrants and stock options. Diluted net loss per share for three months ended March 31, 2014 does not reflect the effects of 5,914,664 shares potentially issuable upon the conversion of our convertible note payable or the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as including such would be anti-dilutive.

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

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. As of March 31, 2015, the Company had no non-employee options outstanding to purchase shares of common stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 2 – LIQUIDITY

The Company incurred various non-recurring expenses in 2014 in connection with the planned development of its medical practice.  Management believes the continuing trend of positive growth before interest, taxes, depreciation and amortization into 2015 will support improved liquidity. In the fourth quarter of 2013, the Company paid off or converted to equity a total of $1,238,480 in outstanding debt. Currently, the Company has three main sources of liquidity, its line of credit with CT Capital, LP, patient service revenue received from FCID Medical, Inc. and rental revenue received from its real estate interest, FCID Holdings, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. As of March 31, 2015, the Company has used $1,377,000 of the amount available under the line of credit.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The Company believes that ongoing operations of Marina Towers, LLC and the current positive cash balance along with continued execution of its business development plan will allow the Company to further improve its working capital and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year and one day from the filing of this report.  However, in order to execute the Company’s business development plan, which there can be no assurance it will do, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

NOTE 3 — CASH – RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements. As of March 31, 2015 the Company had $384,737 in restricted cash as compared to $318,259 at December 31, 2014.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	3,977,250	3,970,603
Automobiles	29,849	29,849
Computer equipment	329,599	327,847
Medical equipment	2,252,799	2,253,219
Office equipment	130,028	129,723
	10,774,693	10,766,409
Less: accumulated depreciation	(2,602,845)	(2,472,111)
	$8,171,848	$8,294,298

During the three months ended March 31, 2015 and 2014, depreciation expense charged to operations was $130,734 and $129,940, respectively.

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

MARCH 31, 2015

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

The Company issued to Hillair the Debenture with the Warrant for the net purchase price of $2,000,000 (reflecting the $320,000 original issue discount of the Debenture). Until the Debenture is no longer outstanding, the Debenture is convertible, in whole or in part at the option of Hillair, into shares of common stock, subject to certain conversion limitations set forth above at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends, and sales of securities or other distributions by the Company.

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

On March 15, 2015, the Company provided written notice and remitted $20,000 to Hillair to extend the February Redemption to May 1, 2015.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

On April 9, 2015, the redemption terms of the Debenture were further modified as follows: Hillair agreed to convert $580,000 of the principal amount of the February Periodic Redemption into 580,000 shares of the Company’s common stock on or before May 1, 2015. In consideration of reducing the conversion price of $100,000 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture due May 1, 2015 was extended to August 1, 2015.

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

NOTE 7— NOTES PAYABLE

Notes payable as of March 31, 2015 and December 31, 2014 are comprised of the following:

	March 31, 2015	December 31, 2014
Mortgage Payable	$7,229,708	$7,256,416
Note Payable, GE Capital (construction), MRI	76,459	121,204
Note Payable, GE Capital (construction), 2	30,217	44,911
Note Payable, GE Capital (MRI)	1,127,752	1,218,625
Note Payable, GE Capital (X-ray)	131,405	142,349
Note Payable, GE Arm	85,981	91,925
Note Payable, Auto	14,386	16,383
Capital Lease Equipment	23,365	25,538
	8,719,273	8,917,351
Less current portion	(684,904)	(732,791)
	$8,034,369	$8,184,560

Mortgage Payable

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,753 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016. The note is secured by land and the building along with first priority assignment of leases and rents. Tenant rents are mailed to lockbox operated by the mortgage service company. In addition, the Company's Chief Executive Officer provided a limited personal guaranty.

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

MARCH 31, 2015

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

On February 25, 2013, the Company accepted the delivery of C-arm equipment under the equipment finance lease. As such, the component piece accepted of $124,797 is due over 63 months and the associated monthly payment is $0 for the first three months and $2,388 for the remaining 60 months, including interest at 7.39% per annum.

Note Payable — Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017, and secured by related equipment. The outstanding balance on the note payable as of March 31, 2015 was $14,386.

Capital Lease — Equipment

On June 11, 2013, the Company entered into a lease agreement to acquire equipment with 48 monthly payments of $956 payable through June 1, 2017 with an effective interest rate of 14.002% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Aggregate Principal Maturities of Long-Term Debt as of March 31, 2015:

Amount
Nine months ended December 31, 2015	$534,713
Year ended December 31, 2016	7,642,507
Year ended December 31, 2017	523,316
Year ended December 31, 2018 and thereafter	18,737
Total	$8,719,273

NOTE 8 — CAPITAL STOCK

During the three months ended March 31, 2015, the Company issued 100,000 shares of its common stock in connection with a loan extension (See Note 6).

During the three months ended March 31, 2015, the Company issued an aggregate of 381,000 shares of its common stock to officers, employees and service providers at an aggregate fair value of $381,000 of which $221,000 was expensed in 2014.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Stock-Based Payable

The Company is obligated to issue an aggregate of 220,000 shares of its common stock to officers and consultants for past and future services. The estimated liability as of March 31, 2015 and December 31, 2014 of $220,000 ($1.00 per share) and $537,750 ($1.32 per share) was determined based on services rendered. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company's common stock as of March 31, 2015:

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

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	4,195,000	$2.36
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014:	4,195,000	$2.36

Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31,2015	4,195,000	$2.36

As of March 31, 2015, the Company had no outstanding options.

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

MARCH 31, 2015

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building, whereas FCID Medical segment derives revenue for medical services provided to patients.

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the three months ended March 31, 2015:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$2,240,064	$-	$-	$2,240,064
Rental revenue	375,321	-	-	(110,218)	265,103
Total Revenue	375,321	2,240,064	-	(110,218)	2,505,167

Operating expenses:
Salaries & benefits	3,000	836,987	106,133	-	946,120
Other operating expenses	103,331	458,372	-	(110,218)	451,485
General and administrative	22,642	291,159	239,483	-	553,284
Depreciation and amortization	69,219	66,515	4,775	-	140,509
Total operating expenses	198,192	1,653,033	350,391	(110,218)	2,091,398

Net income (loss) from operations:	177,129	587,031	(350,391)	-	413,769

Interest expense	(110,496)	(51,784)	(200,864)	-	(363,144)
Amortization of financing costs	(14,337)	(6,349)	-	-	(20,686)
Other income (expense)	750	-	-	-	750

Net Income (loss):	53,046	528,898	(551,255)	-	30,689

Income taxes	-	-	-	-	-

Net income (loss)	$53,046	$528,898	$(551,255)	$-	$30,689

Summary Statement of Operations for the three months ended March 31, 2014:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,972,830	$-	$-	$1,972,830
Rental revenue	369,511	-	-	(107,588)	261,923
Total Revenue	369,511	1,972,830	-	(107,588)	2,234,753

Operating expenses:
Salaries & benefits	3,000	979,883	82,638	-	1,065,521
Other operating expenses	103,612	433,267	-	(107,588)	429,291
General and administrative	21,819	236,252	147,841	-	405,912
Depreciation and amortization	69,009	65,710	-	-	134,719
Total operating expenses	197,440	1,715,112	230,479	(107,588)	2,035,443

Net income (loss) from operations:	172,071	257,718	(230,479)	-	199,310

Interest expense	(112,024)	(59,337)	(47,892)	-	(219,253)
Amortization of financing costs	(14,337)	(1,569)	-	-	(15,906)
Other income (expense)	750	-	-	-	750

Net Income (loss):	46,460	196,812	(278,371)	-	(35,099)

Income taxes	-	-	-	-	-

Net income (loss)	$46,460	$196,812	$(278,371)	$-	$(35,099)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Assets:
At March 31, 2015:	$6,522,984	$4,804,169	$312,155	$-	$11,639,308
At December 31, 2014:	$6,726,759	$4,407,749	$336,184	$-	$11,470,692

Assets acquired
Three months ended March 31, 2015	$6,628	$1,656	$-	$-	$8,284
Three months ended March 31, 2014	$10,439	$559	$-	$-	$10,998

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

Hillair Extension

On April 9, 2015, the redemption terms of the Debenture were further modified as follows: Hillair agreed to convert $580,000 of the principal amount of the February Periodic Redemption into 580,000 shares of the Company’s common stock on or before May 1, 2015. In consideration of reducing the conversion price of $100,000 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture due May 1, 2015 was extended to August 1, 2015.

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

As a result of the modification, Hillair converted $100,000 principal amount of the Debenture, at $.50 per share, into 200,000 shares of the Company’s common stock; and $580,000 principal amount of the February Periodic Redemption, at $1.00 per share, into 580,000 shares of the Company’s common stock. In total, Hillair converted $680,000 principal amount of the Debenture into 780,000 shares of the Company’s common stock.

As of May 1, 2015, the outstanding principal amount and interest of the Debenture was $1,526,358.81.

The B.A.C.K. Center

The Company through its newly formed wholly-owned subsidiary, TBC Holdings of Melbourne, Inc. (“TBC Holdings”), has entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), a premier orthopaedic and pain practice in Brevard County, Florida. The B.A.C.K. Center generates revenues of approximately $14,000,000 annually and operates two medical offices located in Melbourne and Merritt Island, Florida.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The Agreement provides TBC Holdings with the sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations. The initial term of the Agreement expires on December 31, 2016, with an option by the Company to extend the term until December 31, 2023.

The Agreement, effective May 1, 2015, will enable TBC Holdings to exercise effective control over the business of The B.A.C.K. Center, and will be treated as a variable interest entity (“VIE”). The Company has the power to make decisions that most significantly affect the economic performance of The B.A.C.K. Center and to absorb significant losses or right to receive benefits that could potentially be significant. As a result, the Company will include the financial results of the VIE in its consolidated financial statements in accordance with generally accepted accounting principles.

The Company has granted the principals of The B.A.C.K. Center an option to purchase up to an aggregate of 3,000,000 shares of its common stock. The options are exercisable at $1.35 per share until December 31, 2023, subject to the parties satisfying certain terms and conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements reflect the current view about future events. When used in this quarterly report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this quarterly report on Form 10-Q relating to our business strategy, our future operating results, and our liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the execution of our strategy to grow our business by hiring additional physicians to create Medical Centers of Excellence that fit our defined criteria; evolving healthcare laws and regulations; changes in the rates or methods of third-party reimbursements for medical services; accelerated pace of consolidation in the hospital industry; changes in our medical technology as it relates to our services and procedures; any failures in our information technology systems to protect the privacy and security of protected information and other similar cyber security risks; our ability to raise capital to fund continuing operations; and other factors relating to our industry, our operations and results of operations and any new Medical Centers of Excellence that we may open. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary which operates our real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues

Total revenues increased 12% to $2,505,167 for the three months ended March 31, 2015 as compared to revenues of $2,234,753 for the same period in the prior year. The increase is attributed to growth in our net patient service revenue from our Medical Center of Excellence, FCMG, which increased 14% to $2,240,064 for the quarter, after factoring provision for doubtful accounts. Rental revenue remained relatively flat, totaling $265,103 and $261,923 for the three months ended March 31, 2015 and 2014, respectively.

The provision for doubtful accounts during the first quarter of 2015 totaled $45,224. The charge to the provision for doubtful accounts in the first quarter 2015 resulted from writing off old receivables from our prior MedTRX accounts receivable system, which was replaced by Athena in June 2014. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Salaries and Benefits	$946,120	$1,065,521
Other operating expenses	451,485	429,291
General and administrative	553,284	405,912
Depreciation and amortization	140,509	134,719
Total operating expenses	$2,091,398	$2,035,443

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits decreased 11% to $946,120 for the three months ended March 31, 2015 compared to $1,065,521 for the three months ended March 31, 2014 primarily due to a reduction in the number of physicians on staff in 2015. Other operating expenses increased 5% to $451,485 from $429,291 due to volume increase from 2014 to 2015.

General and administrative expenses for the three months ended March 31, 2015 increased 36% to $553,284, up from $405,912. The increase was largely attributable to higher corporate expenses related to transaction costs associated with The B.A.C.K. Center and our ongoing investments in strengthening our infrastructure in anticipation of commencing the scaling and replication of our Medical Center of Excellence business model in 2015. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 4% from $134,719 for the three months ended March 31, 2014 to $140,509 for the three months ended March 31, 2015.

Net Income (Loss) on Operations

The income from operations for the three months ended March 31, 2015 increased 108% to $413,769, which compared to income from operations of $199,310 for the same period in the prior year. Notwithstanding non-cash expenses totaling $353,669 for the three months in 2015, which included stock-based compensation, depreciation and amortization, income from operations totaled $767,438. This compared to income from operations of $388,079 after factoring $188,769 in non-cash stock-based compensation, depreciation and amortization recorded for the three months ended March 31, 2014.

Interest Expense

Interest expense increased measurably, rising 66% to $363,144 for the three months ended March 31, 2015, which compared to $219,253 for the three months ended March 31, 2014. The increase primarily is due to a $99,000 non-cash interest payment to extend our convertible note payable due to Hillair Capital Investments during the three months ended March 31, 2015 as compared to nil the same period last year.

Net Income (Loss)

As a result of all the above, our net income increased 187% to $30,689 for the three months ended March 31, 2015, which compared to a net loss of $35,099 for the same period in the previous year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The following are the revenues, operating expenses and net income (loss) by segment for the three months ended March 31, 2015 and 2014. The significant fluctuations in the line items are described above.

Summary Statement of Operations for the three months ended March 31, 2015:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$2,240,064	$-	$-	$2,240,064
Rental revenue	375,321	-	-	(110,218)	265,103
Total Revenue	375,321	2,240,064	-	(110,218)	2,505,167

Operating expenses:
Salaries & benefits	3,000	836,987	106,133	-	946,120
Other operating expenses	103,331	458,372	-	(110,218)	451,485
General and administrative	22,642	291,159	239,483	-	553,284
Depreciation and amortization	69,219	66,515	4,775	-	140,509
Total operating expenses	198,192	1,653,033	350,391	(110,218)	2,091,398

Net income (loss) from operations:	177,129	587,031	(350,391)	-	413,769

Interest expense	(110,496)	(51,784)	(200,864)	-	(363,144)
Amortization of financing costs	(14,337)	(6,349)	-	-	(20,686)
Other income (expense)	750	-	-	-	750

Net Income (loss):	53,046	528,898	(551,255)	-	30,689

Income taxes	-	-	-	-	-

Net income (loss)	$53,046	$528,898	$(551,255)	$-	$30,689

Summary Statement of Operations for the three months ended March 31, 2014:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,972,830	$-	$-	$1,972,830
Rental revenue	369,511	-	-	(107,588)	261,923
Total Revenue	369,511	1,972,830	-	(107,588)	2,234,753

Operating expenses:
Salaries & benefits	3,000	979,883	82,638	-	1,065,521
Other operating expenses	103,612	433,267	-	(107,588)	429,291
General and administrative	21,819	236,252	147,841	-	405,912
Depreciation and amortization	69,009	65,710	-	-	134,719
Total operating expenses	197,440	1,715,112	230,479	(107,588)	2,035,443

Net income (loss) from operations:	172,071	257,718	(230,479)	-	199,310

Interest expense	(112,024)	(59,337)	(47,892)	-	(219,253)
Amortization of financing costs	(14,337)	(1,569)	-	-	(15,906)
Other income (expense)	750	-	-	-	750

Net Income (loss):	46,460	196,812	(278,371)	-	(35,099)

Income taxes	-	-	-	-	-

Net income (loss)	$46,460	$196,812	$(278,371)	$-	$(35,099)

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $112,794, restricted cash of $384,737 and accounts receivable totaling $2,252,053. This compared to cash of $279,087, restricted cash of $318,259 and accounts receivable of $1,804,636 as of the end of 2014.

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

Net cash used in our operating activities for the three months ended March 31, 2015 totaled $173,931, which compared to net cash used in our operations for the three months ended March 31, 2014 of $320,305. The decrease in cash used was due primarily to net income of $30,689 for the current period as compared to a loss of $35,099 for the three months ended March 31, 2014, which was offset by stock-based compensation of $48,250 and payment of non-cash loan extension of $99,000 for the three months ended March 31, 2015 as compared to nil for the same period last year. In addition, our operating assets increased by $533,044 and $573,094 for the three months ended March 31, 2015 and 2014, respectively, and our operating liabilities decreased in 2015 by $25,245 as compared to increasing by $99,119 for the three months ended March 31, 2014.

Net cash flows used in investing activities was $8,284 for the three months ended March 31, 2015, compared to $10,998 used in investing activities for the three months ended March 31, 2014. The decrease was due to less cash spent on the purchase of equipment in 2015 compared to the prior year.

Cash flows provided by financing activities was $15,922 for three months ended March 31, 2015, compared to net cash used in financing activities of $97,238 for the three months ended March 31, 2014. The cash flows provided by (used in) financing activities were the result of:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Proceeds from advances	$74,000	$—
Proceeds from lines of credit	140,000	100,000
Net payments on notes payable	(198,078)	(197,238)
Net cash provided by (used in) financing activities	$15,922	$(97,238)

On April 9, 2015, the redemption terms of the Debenture were further modified as follows: Hillair agreed to convert $580,000 of the principal amount of the February Periodic Redemption into 580,000 shares of the Company’s common stock on or before May 1, 2015. In consideration of reducing the conversion price of $100,000 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture due May 1, 2015 was extended to August 1, 2015.

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

Currently, we are actively engaged in identifying and pursuing discussions with prospective acquisitions in key target markets — with those being largely in the southeastern U.S. Over the next 12 months, we expect to incur significant capital costs to further develop and expand operations. We plan to add another medical center of excellence and purchase additional diagnostic equipment for our operations. We expect to need additional capital of approximately $4-6 million to fund the development and expansion of our operations in 2015. However, there can be no assurance that we will be able to negotiate acceptable terms for, or find suitable candidates for, such acquisition.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors reported in Item 1A of our Annual Report on Form 10-K for the  year ended December 31, 2014

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuances to Directors, Officers, Employees and Service Providers

During the three months ended March 31, 2015, we issued an aggregate of 381,000 shares of our common stock to certain service providers and such shares had an aggregate fair value of $381,000 of which $221,000 was expensed in 2014. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 15, 2015	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Donald A. Bittar
Donald A. Bittar
Interim Chief Financial Officer (Principal Accounting Officer)

