Form 10-Q
period 2015-06-30
First Choice Healthcare Solutions, Inc.
filed 2015-08-14
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

As of August 14, 2015, there were 20,174,821 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$1,054,565	$279,087
Cash-restricted	372,822	318,259
Accounts receivable, net	4,489,477	1,804,636
Employee loans	577,286	-
Prepaid and other current assets	228,443	153,296
Capitalized financing costs, current portion	70,182	68,370
Total current assets	6,792,775	2,623,648

Property, plant and equipment, net of accumulated depreciation of $4,014,681 and $2,472,111	8,103,672	8,294,298

Other assets
Deferred costs, net of amortization of $53,774	3,172,653	-
Capitalized financing costs, long term portion	-	37,775
Patient list, net of accumulated amortization of $65,000 and $55,000	235,000	245,000
Patents, net of amortization of $28,650 and $19,100	257,850	267,400
Investments	23,026	-
Deposits	2,571	2,571
Total other assets	3,691,100	552,746

Total assets	$18,587,547	$11,470,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,502,168	$1,457,275
Stock based payable	147,500	537,750
Advances	353,000	224,000
Line of credit, short term	2,474,982	1,237,000
Convertible note payable, short term portion	1,415,920	2,148,835
Notes payable, current portion	702,950	732,791
Unearned revenue	60,876	38,763
Deferred rent, short term portion	118,810	-
Total current liabilities	7,776,206	6,376,414

Long term debt:
Deposits held	67,432	72,901
Notes payable, long term portion	8,227,555	8,184,560
Deferred rent, long term portion	1,489,636	-
Total long term debt	9,784,623	8,257,461

Total liabilities	17,560,829	14,633,875

Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,468,255 and 17,951,055 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	19,468	17,951
Additional paid in capital	17,465,052	12,671,942
Accumulated deficit	(16,319,116)	(15,853,076)
Total stockholders' equity (deficit) attributable to First Choice Healthcare Solutions, Inc.	1,165,404	(3,163,183)
Non-controlling interest (Note 10)	(138,686)	-
Total equity (deficit)	1,026,718	(3,163,183)
Total liabilities and equity	$18,733,531	$11,470,692

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Patient service revenue	$3,810,299	$1,885,569	$6,095,587	$3,896,543
Provision for bad debts	(6,260)	(37,128)	(51,484)	(75,272)
Net patient service revenue less provision for bad debts	3,804,039	1,848,441	6,044,103	3,821,271
Rental revenue	520,276	258,723	785,379	520,646
Total revenue	4,324,314	2,107,164	6,829,482	4,341,917

Operating expenses:
Salaries and benefits	2,125,481	1,090,806	3,071,601	2,156,327
Other operating expenses	563,422	427,056	1,014,907	856,347
General and administrative	1,649,870	669,208	2,203,154	1,075,120
Depreciation and amortization	144,417	126,772	284,926	261,491
Total operating expenses	4,483,190	2,313,842	6,574,588	4,349,285

Net income (loss) from operations	(158,875)	(206,678)	254,894	(7,368)

Other income (expense):
Miscellaneous income	40,369	750	41,119	1,500
Amortization financing costs	(19,229)	(25,466)	(39,915)	(41,372)
Interest expense, net	(358,994)	(217,177)	(722,138)	(436,430)
Total other expense	(337,854)	(241,893)	(720,934)	(476,302)

Net loss before provision for income taxes	(496,729)	(448,571)	(466,040)	(483,670)

Income taxes (benefit)	-	-	-	-

Net loss	(496,729)	(448,571)	(466,040)	(483,670)

Non-controlling interest (Note 10)	-	-	-	-

Net Loss Attributable to First Choice Healthcare Solutions, Inc.	$(496,729)	$(448,571)	$(466,040)	$(483,670)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	18,999,475	16,988,149	18,533,559	16,873,038

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2014	-	$-	17,951,055	$17,951	$12,671,942	$(15,853,076)	$-	$(3,163,183)
Common stock issued for services rendered	-	-	506,000	506	529,494	-	-	530,000
Common stock issued in settlement of notes payable and accrued interest	-	-	811,200	811	811,389	-	-	811,200
Common stock issued in connection with loan extension	-	-	200,000	200	226,800	-	-	227,000
Non-controlling interest of variable interest entry	-	-	-	-	-	-	(138,686)	(138,686)
Fair value of options issued to acquire management control of variable interest entity	-	-	-	-	3,226,427	-	-	3,226,427
Net loss	-	-	-	-	-	(466,040)	-	(466,040)
Balance, June 30, 2015	-	$-	19,468,255	$19,468	$17,465,052	$(16,319,116)	$(138,686)	$1,026,718

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(466,040)	$(483,670)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	338,700	261,491
Amortization of financing costs	39,915	41,371
Bad debt expense	51,484	75,272
Common stock issued in connection with loan extension	227,000	-
Stock based compensation	139,750	96,000
Changes in operating assets and liabilities:
Accounts receivable	(556,635)	(858,362)
Prepaid expenses and other	237,431	(85,044)
Restricted funds	(54,563)	(25,207)
Employee loans	(103,654)	-
Accounts payable and accrued expenses	160,359	453,192
Deposits	(5,469)	-
Deferred rent	39,603	-
Unearned income	22,113	(24,080)
Net cash provided by (used in) operating activities	69,994	(549,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from variable interest entity	679,673	-
Purchase of equipment	(40,065)	(87,982)
Net cash used in investing activities	639,608	(87,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	129,000	-
Proceeds from lines of credit	355,656	350,000
Net payments on notes payable	(40,065)	(381,327)
Net cash provided by (used in) financing activities	65,876	(31,327)

Net increase (decrease) in cash and cash equivalents	775,478	(668,346)
Cash and cash equivalents, beginning of period	279,087	739,158

Cash and cash equivalents, end of period	$1,054,565	$70,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$594,211	$436,528
Cash paid during the period for taxes	$-	$-

Supplemental disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$15,000	$166,340
Common stock issued in settlement of line of credit	$-	$150,000
Common stock issued in settlement of convertible note and interest	$811,200	$208,700
Fair value of options issued to acquire management control of variable interest entity	$3,226,427	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES; BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of June 30, 2015 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity ("VIE") model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015.

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

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations, including the requirement to absorb losses or right to receive economic benefits. The initial term of the Agreement expires on December 31, 2016, with an option by the Company to extend the term until December 31, 2023.

The agreement allows the Company to hold the current or potential rights that give it the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. The Company has a controlling financial interest in the VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the structure of the entity, the Company will reconsider whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in the VIE.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Non-controlling interests relate to the third party ownership in a consolidated entity in which the Company has a controlling interest. For financial reporting purposes, the entity's assets, liabilities, and operations are consolidated with those of the Company, and the non-controlling interest in the entity is included in the Company's consolidated financial statements within the equity section of the consolidated Balance Sheets.

The unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FCID Holdings, Inc., MTMC of Melbourne, Inc., Marina Towers, LLC, FCID Medical Inc., TBC Holdings of Melbourne, Inc. and First Choice – Brevard, along with the VIE, The B.A.C.K. Center. All significant intercompany balances and transactions, including those involving the VIE, have been eliminated in consolidation.

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

JUNE 30, 2015

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

Rental Revenue

FCID Holdings, Inc. has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and First Choice-Brevard, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. The Company recognizes rental revenue associated with the period of time the facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated). In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of June 30, 2015, the Company had $1,054,565 in cash.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

As of June 30, 2015 and December 31, 2014, the Company’s provision for bad debts was $1,648,785 and $1,482,212, respectively.

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and six months ended June 30, 2015 was $19,229 and $39,915, respectively; and for the three and six months ended June 30, 2014 was $25,466 and $41,372, respectively.  Accumulated amortization of deferred financing costs were $287,091 and $231,369 at June 30, 2015 and December 31, 2014, respectively.

Segment Information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s two principal operating segments (see Note 11 – Segment Information).

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company's intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company's common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The amortization for the three and six months ended June 30, 2015 was $4,775 and $9,550, respectively; and for the three and six months ended June 30, 2014 was $-0-. Accumulated amortization of Patent costs were $28,650 and $19,100 at June 30, 2015 and December 31, 2014, respectively.

Patient List

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization for the three and six months ended June 30, 2015 was $5,000 and $10,000, respectively; and for the three and six months ended June 30, 2014 was $5,000 and $10,000, respectively. Accumulated amortization of patient list costs were $65,000 and $55,000 at June 30, 2015 and December 31, 2014, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Deferred costs

On May 1, 2015, in connection with the operating and control agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc., the Company issued 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on The B.A.C.K. Center employees executing employment agreements with TBC Holding and the acquisition of the variable interest entity. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67 year life. The amortization for the three and six months ended June 30, 2015 was $53,774. Accumulated amortization of the deferred costs were $53,774 at June 30, 2015.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt, warrants and stock options. Diluted net loss per share for three and six months ended June 30, 2015 and June 30, 2014 does not reflect the effects of 2,990,920 and 5,885,811 shares, respectively, potentially issuable upon the conversion of our convertible note payable or the exercise of the Company's stock options and warrants (calculated using the treasury stock method) as including such would be anti-dilutive.

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

JUNE 30, 2015

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

As of June 30, 2015, the Company had 3,000,000 employee options outstanding to purchase shares of common stock (see above).

Investments

The Company has adopted Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company owned a 0.6660% interest in a non-consolidated affiliate, Doctor’s Surgical Partnership, LTD. In accordance with the equity method of accounting, investments in non-consolidated affiliates are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 2 – LIQUIDITY

The Company incurred various non-recurring expenses in 2014 in connection with the planned development of its medical practice.  Management believes the continuing trend of positive growth before interest, taxes, depreciation and amortization into 2015 will support improved liquidity. In the fourth quarter of 2013, the Company paid off or converted to equity a total of $1,238,480 in outstanding debt. Currently, the Company has three main sources of liquidity, its line of credit with CT Capital, LP, patient service revenue received from FCID Medical, Inc. and rental revenue received from its real estate interest, FCID Holdings, Inc. and TBC Holdings of Melbourne, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $2,000,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. As of June 30, 2015, the Company has used $1,575,000 of the amount available under the line of credit.

The Company’s wholly owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operates its real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing the Company’s corporate headquarters and First Choice – Brevard, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

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

NOTE 3 — CASH – RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company's commercial building. The majority of the restricted funds are reserved for tenant improvements. As of June 30, 2015, the Company had $372,822 in restricted cash as compared to $318,259 at December 31, 2014.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	4,098,910	3,970,603
Automobiles	29,849	29,849
Computer equipment	330,776	327,847
Medical equipment	2,826,835	2,253,219
Office equipment	776,815	129,723
	12,118,353	10,766,409
Less: accumulated depreciation	(4,014,681)	(2,472,111)
	$8,103,672	$8,294,298

During the three and six months ended June 30, 2015, depreciation expense charged to operations was $134,642 and $265,376, respectively; and during the three and six months ended June 30, 2014, depreciation expense charged to operations was $126,772 and $261,491, respectively.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

On June 9, 2015, First Choice – Brevard and the Lender entered into a Modification Agreement (“Modification”) further amending the Loan Agreement dated June 13, 2013, thereby increasing the Company’s accounts receivable line of credit from $1,500,000 to $2,000,000. All of the other terms and conditions of the Loan Agreement, as amended, remain in full force and effect.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

As of June 30, 2015 and December 31, 2014, the outstanding balance was $1,575,000 and $1,237,000, respectively.

Line of Credit, Florida Business Bank

On June 27, 2012, The B.A.C.K. Center entered into a Promissory Note (the “Loan Agreement”) with Florida Business Bank, a Florida banking corporation (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,000,000, with an interest rate of Prime floating plus 1.0%, as published in The Wall Street Journal, with a floor of 4.50% per annum (the “Loan”).

The Loan was modified on April 9, 2013, allowing a temporary increase to $1,383,000 and allowing for a one time draw of up to $995,000 to be distributed to the shareholders for the purposes of financing the capitalization of TBC Equipment Leasing, LLC. The one time draw was repaid within 45 days and the availability under the Loan returned to $1,000,000. The modification allows for an interest rate of one month Libor floating plus 2.75%, as published in The Wall Street Journal, with a floor of 2.96% per annum (2.96% at December 31, 2014 and 2013, respectively).

Interest shall be due and payable monthly and principal is due on demand. The outstanding principal balance plus all accrued but unpaid interest shall be due on demand (the “Maturity Date”). Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by all assets of The B.A.C.K. Center now owned or hereafter acquired. The assets constitute the collateral for the repayment of the Loan.

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of June 30, 2015, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of June 30, 2015, the outstanding balance on the Loan was $899,982.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

In consideration of the Extension, the Company issued to Hillair 100,000 shares of common stock valued at $99,000 and remitted a payment of $30,000. The Extension also provides that, for an additional $20,000 payment (provided written notice and payment are made prior to March 15, 2015), the Company may request that the February Periodic Redemption be extended to May 1, 2015.

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

As a result of the modification, Hillair converted $100,000 principal amount of the Debenture, at $.50 per share, into 200,000 shares of the Company’s common stock; and $580,000 principal amount of the February Periodic Redemption, at $1.00 per share, into 580,000 shares of the Company’s common stock. In total, Hillair converted $680,000 principal amount of the Debenture into 780,000 shares of the Company’s common stock. As a result of the transaction, the Company recorded the fair value of the 100,000 additional common shares issued of $128,000 as current period interest expense.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

As of June 30, 2015, the outstanding principal amount and interest of the Debenture was $1,415,920.

On August 3, 2015, the remaining outstanding principal balance, and accrued interest, in the aggregate amount of $1,161,641 of the Debenture was fully satisfied three months prior to its maturity date (see Note 13 – Subsequent Events).

NOTE 7— NOTES PAYABLE

Notes payable as of June 30, 2015 and December 31, 2014 are comprised of the following:

	June 30, 2015	December 31, 2014
Mortgage Payable	$7,205,024	$7,256,416
Note Payable, GE Capital (construction), MRI	30,869	121,204
Note Payable, GE Capital (construction), 2	15,249	44,911
Note Payable, GE Capital (MRI)	1,035,065	1,218,625
Note Payable, GE Capital (X-ray)	120,241	142,349
Note Payable, GE Arm	79,923	91,925
Note Payable, Auto	13,331	16,383
Note payable, Florida Business Bank	393,130	-
Capital Lease Equipment	37,673	25,538
	8,930,505	8,917,351
Less current portion	(702,950)	(732,791)
	$8,227,555	$8,184,560

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

JUNE 30, 2015

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

Note Payable — Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017 and secured by related equipment. The outstanding balance on the note payable as of June 30, 2015 was $13,331.

Note Payable — Florida Business Bank

On June 27, 2012, The B.A.C.K. Center issued a promissory note in the aggregate amount of $900,931, which bore 5.50% interest per annum with monthly payments of $14,753 beginning in July 16, 2012, based on a six- year amortization schedule with all remaining principal and interest due in full on June 16, 2018.

The note was modified on April 9, 2013 requiring a principal and interest payment of $11,434 and a fixed interest rate of 3.89%. The note is secured by a hypothecated first position lien on all assets leased to The B.A.C.K. Center by its subsidiary and the assignment of $634,000 of life insurance from each Guarantor. The obligations under the note are guaranteed by the shareholders of The B.A.C.K. Center.

Capital Leases — Equipment

On June 11, 2013, the Company entered into a lease agreement to acquire equipment with 48 monthly payments of $956 payable through June 1, 2017 with an effective interest rate of 14.002% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

On October 25, 2011, The B.A.C.K. Center entered into a lease agreement to acquire equipment with 60 monthly payments of $1,036 payable through October 26, 2016, with no stated interest rate. The B.A.C.K. Center may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Aggregate Principal Maturities of Long-Term Debt as of June 30, 2015:

Amount
Six months ended December 31, 2015	$404,326
Year ended December 31, 2016	7,779,410
Year ended December 31, 2017	654,891
Year ended December 31, 2018 and thereafter	91,878
Total	$8,930,505

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 8 — CAPITAL STOCK

During the six months ended June 30, 2015, the Company issued an aggregate of 200,000 shares of its common stock in connection with a loan extension (see Note 6 – Convertible Notes Payable).

During the six months ended June 30, 2015, the Company issued an aggregate of 811,200 shares of its common stock in exchange for conversion of notes payable of $780,000 and $31,200 accrued interest.

During the six months ended June 30, 2015, the Company issued an aggregate of 506,000 shares of its common stock to officers, employees and service providers at an aggregate fair value of $530,000, of which $221,000 was expensed in 2014.

Stock-Based Payable

The Company is obligated to issue an aggregate of 147,500 shares of its common stock to officers and consultants for past and future services as of June 30, 2015. The estimated liability as of June 30, 2015 and December 31, 2014 of $147,500 ($1.00 per share) and $537,750 ($1.32 per share) was determined based on services rendered. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company's common stock as of June 30, 2015:

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

Transactions involving stock warrants issued to non-employees are summarized as follows:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	4,195,000	$2.36
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014:	4,195,000	$2.36

Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30,2015	4,195,000	$2.36

Options

The following table summarizes the stock option activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	-	$-
Granted	3,000,000	1.35	8.67	-
Canceled/expired	-	-	-	-
Outstanding at June 30, 2015	3,000,000	$1.35	8.50	$-

Exercisable at June 30, 2015	-	$-	-	$-

The following table presents information related to stock options at June 30, 2015:

Options Outstanding
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.35	3,000,000	8.50	-

On May 1, 2015, in connection with the Operating and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc., the Company issued 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on the variable interest entity (VIE), The B.A.C.K. Center, being acquired by the Company and The B.A.C.K. Center employees executing employment contracts with TBC Holdings. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67 year life; and is recorded as deferred costs and amortized over the contract term of the Operating and Control Agreement of the VIE.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 10 — VARIABLE INTEREST ENTITY

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc. entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits The initial term of the Agreement expires on December 31, 2016, with an option by the Company to extend the term until December 31, 2023. The Company issued 3,000,000 options to purchase the Company’s common stock, vesting contingent on The B.A.C.K. Center employees signing employment contracts with TBD Holdings and the variable interest entity, The B.A.C.K. Center, being acquired by the Company at $1.35 per share and expiring on December 31, 2023.

The Company has determined that The B.A.C.K. Center is a Variable Interest Entity ("VIE") in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation". In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company's decision-making role, if any, in those activities that significantly determine the entity's economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity's future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity's structure, including: the entity's capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company's economic interests is a matter that requires the exercise of professional judgment.

The table below summarizes the assets and liabilities associated with The B.A.C.K. Center as of June 30, 2015:

Current assets:
Cash	$999,128
Accounts receivable	2,038,218
Due from First Choice Healthcare Solutions	25,368
Other current assets	632,853
Total current assets	3,695,567
Property and equipment, net	31,463
Other assets	23,026
Total assets	$3,750,056

Current liabilities:
Accounts payable and accrued liabilities	$970,626
Other current liabilities	1,086,469
Total current liabilities	2,057,095
Long term debt	1,831,647
Total liabilities	3,888,742

Deficit	(138,686)
Total liabilities and deficit	$3,750,056

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Total revenues from The B.A.C.K. Center were $2,206,102 for the three and six months ended June 30, 2015. Related expenses consisted primarily of salaries and benefits of $1,250,618, general and administrative expenses of $969,706, depreciation of $3,223 and interest and financing costs of $7,923.

NOTE 11 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The Company has three reportable segments: Marina Towers, LLC, FCID Medical, Inc. and The B.A.C.K Center.

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building, FCID Medical segment derives revenue for medical services provided to patients, and The B.A.C.K Center derives revenue for subleasing space within its building and medical services provided to patients.

Information concerning the operations of the Company's reportable segments is as follows:

Summary Statement of Operations for the three months ended June 30, 2015:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,873,219	$1,930,820	$-	$-	$3,804,039
Rental revenue	375,512	-	256,132	-	(111,368)	520,276
Total Revenue	375,512	1,873,219	2,186,952	-	(111,368)	4,324,315

Operating expenses:
Salaries & benefits	3,000	781,064	1,250,618	90,799	-	2,125,481
Other operating expenses	109,943	564,847	-	-	(111,368)	563,422
General and administrative	24,148	319,237	917,456	389,029	-	1,649,870
Depreciation and amortization	69,674	66,745	3,223	4,775	-	144,417
Total operating expenses	206,765	1,731,893	2,171,297	484,603	(111,368)	4,483,190

Net income (loss) from operations:	168,747	141,326	15,655	(484,603)	-	(158,875)

Interest expense	(109,300)	(68,798)	(7,264)	(173,632)	-	(358,994)
Amortization of financing costs	(14,337)	(4,233)	(659)	-	-	(19,229)
Other income (expense)	21,219	-	19,150	-	-	40,369

Net Income (loss):	66,329	68,295	26,882	(658,235)	-	(496,729)

Income taxes	-	-	-	-	-	-

Net income (loss)	$66,329	$68,295	$26,882	$(658,235)	$-	$(496,729)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Summary Statement of Operations for the three months ended June 30, 2014:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,848,441	$-	$-	$-	$1,848,441
Rental revenue	367,460	-	-	-	(108,737)	258,723
Total Revenue	367,460	1,848,441	-	-	(108,737)	2,107,164

Operating expenses:
Salaries & benefits	3,000	996,555	-	91,251	-	1,090,806
Other operating expenses	109,989	425,804	-	-	(108,737)	427,056
General and administrative	21,903	328,909	-	318,396	-	669,208
Depreciation and amortization	69,219	57,553	-	-	-	126,772
Total operating expenses	204,111	1,808,821	-	409,647	(108,737)	2,313,842

Net income (loss) from operations:	163,349	39,620	-	(409,647)	-	(206,678)

Interest expense	(114,067)	(55,951)	-	(47,159)	-	(217,177)
Amortization of financing costs	(14,337)	(11,129)	-	-	-	(25,466)
Other income (expense)	750	-	-	-	-	750

Net Income (loss):	35,695	(27,460)	-	(456,806)	-	(448,571)

Income taxes	-	-	-	-	-	-

Net income (loss)	$35,695	$(27,460)	$-	$(456,806)	$-	$(448,571)

Summary Statement of Operations for the six months ended June 30, 2015:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$4,113,283	$1,930,820	$-	$-	$6,044,103
Rental revenue	750,833	-	256,132	-	(221,586)	785,379
Total Revenue	750,833	4,113,283	2,186,952	-	(221,586)	6,829,482

Operating expenses:
Salaries & benefits	6,000	1,618,051	1,250,618	196,932	-	3,071,601
Other operating expenses	213,274	1,023,219	-	-	(221,586)	1,014,907
General and administrative	46,790	610,396	917,456	628,512	-	2,203,154
Depreciation and amortization	138,893	133,260	3,223	9,550	-	284,926
Total operating expenses	404,957	3,384,926	2,171,297	834,994	(221,586)	6,574,588

Net income (loss) from operations:	345,876	728,357	15,655	(834,994)	-	254,894

Interest expense	(219,796)	(120,582)	(7,264)	(374,496)	-	(722,138)
Amortization of financing costs	(28,674)	(10,582)	(659)	-	-	(39,915)
Other income (expense)	21,969	-	19,150	-	-	41,119

Net Income (loss):	119,375	597,193	26,882	(1,209,490)	-	(466,040)

Income taxes	-	-		-	-	-

Net income (loss)	$119,375	$597,193	$26,882	$(1,209,490)	$-	$(466,040)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Summary Statement of Operations for the six months ended June 30, 2014:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopaedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$3,821,271	$-	$-	$-	$3,821,271
Rental revenue	736,971	-	-	-	(216,325)	520,646
Total Revenue	736,971	3,821,271	-	-	(216,325)	4,341,917

Operating expenses:
Salaries & benefits	6,000	1,976,438	-	173,889	-	2,156,327
Other operating expenses	213,601	859,071	-	-	(216,325)	856,347
General and administrative	43,722	565,161	-	466,237	-	1,075,120
Depreciation and amortization	138,228	123,263	-	-	-	261,491
Total operating expenses	401,551	3,523,933	-	640,126	(216,325)	4,349,285

Net income (loss) from operations:	335,420	297,338	-	(640,126)	-	(7,368)

Interest expense	(226,091)	(115,288)	-	(95,051)	-	(436,430)
Amortization of financing costs	(28,674)	(12,698)	-	-	-	(41,372)
Other income (expense)	1,500	-	-	-	-	1,500

Net Income (loss):	82,155	169,352	-	(735,177)	-	(483,670)

Income taxes	-	-	-	-	-	-

Net income (loss)	$82,155	$169,352	$-	$(735,177)	$-	$(483,670)

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopaedic	Corporate	Eliminations	Total
Assets:
At June 30, 2015:	$6,508,932	$4,873,844	$3,724,688	$3,480,083	$-	$18,587,547
At December 31, 2014:	$6,726,759	$4,407,749	$-	$336,184	$-	$11,470,692

Assets acquired
Three month ended June 30, 2015:	$29,781	$1,999	$-	$-	$-	$31,780
Three months ended June 30, 2014:	$6,319	$70,665	$-	$-	$-	$76,984
Six months ended June 30, 2015:	$36,409	$3,656	$-	$-	$-	$40,065
Six months ended June 30, 2014:	$16,758	$71,224	$-	$-	$-	$87,982

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

On or about July 25, 2014, MedTRX Health Care Solutions, LLC and MedTRX Collection Services, LLC (“MedTRX”) filed a demand for arbitration with the American Arbitration Association (“AAA”) against FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (collectively, “First Choice”). MedTRX claims that First Choice breached an exclusive five-year billing and collection agreement, dated December 9, 2011, (“Billing Agreement”) by engaging another billing service on or about June 1, 2014. MedTRX also claims that First Choice failed to pay for services that MedTRX had performed prior to June 1, 2014, leaving a balance due of $93,280.84. MedTRX claims total damages of “not less than $3 million.” On or about September 15, 2014, First Choice served its Answering Statement and Counterclaims (“Answering Statement”). In the Answering Statement, First Choice denied all liability to MedTRX due to MedTRX’s numerous material breaches of the Billing Agreement and asserted two counterclaims for fraudulent inducement and negligence against MedTRX. On July 18, 2015, the arbitrator granted the Company’s request to withdraw its Answer and Counterclaims and deemed the Company to have denied only the amount of damages claimed by MEDTRX. The parties are engaged in discovery. The arbitration hearing is scheduled to commence on December 7, 2015. No assurance can be given that any amounts ultimately due by the Company will not have a material impact on the Company’s financial condition.

The B.A.C.K. Center has a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. due to a contract dispute. A counterclaim was filed against the Company. The case has been litigated for a substantial amount of time and a trial is anticipated to take place within the next twelve months. The Company has vigorously defended against the counterclaim. The Company has accrued a possible loss contingency of approximately $118,000.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Operating Leases

The B.A.C.K. Center leases office space under various non-cancelable operating leases that expire at various dates through June 2026. Terms of the lease agreements provide for rental payments ranging from approximately $4,200 to $200,000 per month. Certain leases include charges for sales and real estate taxes and a proration of common area maintenance expenses. Under generally accepted accounting principles (GAAP), all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. The GAAP rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet. From the date of the Operating and Control Agreement through June 30, 2015, lease expense amounted to $260,234, respectively.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Six months ended December 31 2015:	$1,732,268
Year ended December 31, 2016	3,494,547
Year ended December 31, 2017	3,444,197
Year ended December 31, 2018	3,444,209
Year ended December 31, 2019	3,444,221
$15,559,442

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Guarantees

Two of The B.A.C.K. Center’s shareholders and a related party have guaranteed the full and prompt payment of the base rent, the additional rent and any all other sums and charges payable by a tenant, its successors and assigns under the lease, and the full performance and observance of all the covenants, terms, conditions and agreements for one of the above mentioned operating leases.

NOTE 13 – SUBSEQUENT EVENTS

Hillair Capital Investments, L.P.

On August 3, 2015, the remaining outstanding principal balance and accrued interest in the aggregate amount of $1,161,641 of the Company’s 8% Original Issue Discount Secured Convertible Debenture due November 1, 2015 (“Debenture”) issued to Hillair Capital Investments, L.P. was fully satisfied three months prior to its maturity date. In accordance with the terms of the Debenture, the outstanding principal balance and accrued interest was converted into shares of the Company’s Common Stock by dividing such amount by $1.00. As a result of the extinguishment of the Debenture, the Company expects to record a final non-cash gain in the third quarter ending September 30, 2015, representing a $1,161,641 increase to total shareholders’ equity.

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

Company Overview

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” the “Company,” “we,” “our” or “us”) is engaged in the creation of state-of-the-art, multi-specialty “Medical Centers of Excellence” primarily in select markets in the southeastern region of the United States. We intend to own and operate these “Medical Centers of Excellence” under the FCHS brand.

We believe by integrating the synergistic mix of orthopedic, spine, neurology and interventional pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies all in one location, or a “Medical Center of Excellence,” we are able to:

•	provide patients with convenient access to musculoskeletal and rehabilitative care via orthopedic, spine, neurology and interventional pain medicine treatment, diagnostics and ancillary care services, including, but not limited to magnetic resonance imaging (“MRI”), x-ray (“X-ray”), durable medical equipment (“DME”) and physical therapy (“PT”);

•	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

•	advance the quality and cost effectiveness of our patients’ healthcare; and ultimately, achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern region of the United States. By centralizing current and future Centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. We currently have 116 employees, including physicians and physician assistants.

Our Healthcare Services Business

We currently own and operate First Choice Medical Group of Brevard, LLC (“FCMG”), our model multi-specialty Medical Center of Excellence. FCMG will serve as the model for replicating our “Medical Center of Excellence” strategy in our target expansion markets. Located in Melbourne, Florida, FCMG specializes in the delivery of musculoskeletal medicine, via our strategically aligned sub-specialties in orthopedics, neurology and interventional pain medicine, coupled with on-site diagnostic and ancillary services, including MRI, X-ray, DME and rehabilitative care with multiple quality-focused goals centered on enriching our patients’ care experiences.

On May 1, 2015, through our wholly-owned subsidiary, TBC Holdings of Melbourne, Inc., we entered into an Operating and Control Agreement (the “Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), a premier spine, orthopaedic and pain practice in Brevard County, Florida. The B.A.C.K. Center operates two medical offices located in Melbourne and Merritt Island, Florida.

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary which operates our real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

 New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. We do not believe the effect of the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Revenues

Total revenues increased 105% to $4,324,314 for the three months ended June 30, 2015 as compared to revenues of $2,107,164 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), which contributed revenues of $2,186,952 for the quarter, which was comprised of additional patient services revenue of $1,930,820 and rental revenue of $256,132. Our existing patient services revenue increased by $24,778, or 1%, after factoring provision for doubtful accounts. Rental revenue increased by $261,553, totaling $520,276 and $258,723 for the three months ended June 30, 2015 and 2014, respectively, primarily due to the addition of revenue from The B.A.C.K. Center.

The provision for doubtful accounts during the second quarter of 2015 totaled $6,260. The charge to the provision for doubtful accounts in the second quarter 2015 resulted from writing off old receivables from The B.A.C.K. Center. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Salaries and Benefits	$2,125,481	$1,090,806
Other operating expenses	563,422	427,056
General and administrative	1,649,870	669,208
Depreciation and amortization	144,417	126,772
Total operating expenses	$4,483,190	$2,313,842

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 95% to $2,125,481 for the three months ended June 30, 2015, compared to $1,090,806 for the three months ended June 30, 2014. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center, which represented an additional $1,250,618 in the reporting period. The existing segments netted a reduction of $215,943 as compared to 2014. Other operating expenses increased 32% to $563,422 from $427,056 due to the increase in patient service volume from 2014 to 2015.

  General and administrative expenses for the three months ended June 30, 2015 increased 147% to $1,649,870, up from $669,208. The increase was largely attributable to higher corporate expenses related to transaction costs associated with The B.A.C.K. Center, adding$969,706 in costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 14% from $126,772 for the three months ended June 30, 2014 to $144,417 for the three months ended June 30, 2015.

Net Income (Loss) on Operations

The loss from operations for the three months ended June 30, 2015 declined 23% to $158,875, which compared to loss from operations of $206,678 for the same period in the prior year. Notwithstanding non-cash expenses totaling $295,951 for the three months ended June 30, 2015, which included stock-based compensation, depreciation and amortization, income from operations totaled $137,076. This compared to income from operations of $53,222 after factoring $259,900 in non-cash stock-based compensation, depreciation and amortization recorded for the three months ended June 30, 2014.

Interest Expense

Interest expense increased measurably, rising 65% to $358,994 for the three months ended June 30, 2015, which compared to $217,177 for the three months ended June 30, 2014. The increase primarily is due to a $128,000 non-cash interest payment to extend our convertible note payable due to Hillair Capital Investments during the three months ended June 30, 2015 as compared to nil in the same period last year.

Net Income (Loss)

As a result of all the above, our net loss decreased 11% to $496,729 for the three months ended June 30, 2015, which compared to a net loss of $448,571 for the same period in the previous year.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Revenues

Total revenues increased 57% to $6,829,482 for the six months ended June 30, 2015 as compared to revenues of $4,341,917 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), which contributed revenues of $2,186,952 for the period, which was comprised of additional patient services revenue of $1,930,820 and rental revenue of $256,132. Our existing patient services revenue increased by $290,012, or 8%, after factoring provision for doubtful accounts. Rental revenue increased by $264,733, totaling $785,379 and $520,646 for the six months ended June 30, 2015 and 2014, respectively, primarily due to the addition of revenues from The B.A.C.K. Center.

The provision for doubtful accounts during the six months ended June 30, 2015 totaled $51,484. The charge to the provision for doubtful accounts in the first quarter 2015 resulted from writing off old receivables from our prior MedTRX accounts receivable system, which was replaced by athenahealth in June 2014. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Salaries and Benefits	$3,071,601	$2,156,327
Other operating expenses	1,014,907	856,347
General and administrative	2,203,154	1,075,120
Depreciation and amortization	284,926	261,491
Total operating expenses	$6,574,588	$4,349,285

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 42% to $3,071,601 for the six months ended June 30, 2015, which compared to $2,156,327 for the six months ended June 30, 2014. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center, which added additional costs of $1,250,618 in the reporting period. The existing segments netted a reduction of $335,344 as compared to 2014. Other operating expenses increased 18% to $1,014,907 from $856,347 due to the increase in patient services volume from 2014 to 2015.

  General and administrative expenses for the six months ended June 30, 2015 increased 105% to $2,203,154, up from $1,075,120. The increase was largely attributable to higher corporate expenses related to transaction costs associated with The B.A.C.K. Center with $969,706 in additional costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 9% from $261,491 for the six months ended June 30, 2014 to $284,926 for the six months ended June 30, 2015.

Net Income (Loss) on Operations

Income from operations for the six months ended June 30, 2015 increased $262,262 to $254,894, which compared to loss from operations of $7,368 for the same period in the prior year. Notwithstanding non-cash expenses totaling $529,934 for the six months ended June 30, 2015, which included stock-based compensation, depreciation and amortization, income from operations totaled $784,828. This compared to income from operations of $425,395 after factoring $432,763 in non-cash stock-based compensation, depreciation and amortization recorded for the six months ended June 30, 2014.

Interest Expense

Interest expense rose 65% to $722,138 for the six months ended June 30, 2015, which compared to $436,430 for the six months ended June 30, 2014. The increase is primarily due to a $227,000 non-cash interest payment to extend our convertible note payable due to Hillair Capital Investments during the six months ended June 30, 2015 as compared to nil in the same period last year.

Net Income (Loss)

As a result of all the above, our net loss decreased 4% to $466,040 for the six months ended June 30, 2015, which compared to a net loss of $483,670 for the same period in the previous year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

The following are the revenues, operating expenses and net loss by segment for the three and six months ended June 30, 2015 and 2014, respectively. The significant fluctuations in the line items are described above.

For the Three Months Ended June 30, 2015:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,873,219	$1,930,820	$-	$-	$3,804,039
Rental revenue	375,512	-	256,132	-	(111,368)	520,276
Total Revenue	375,512	1,873,219	2,186,952	-	(111,368)	4,324,315
Total operating expenses	206,765	1,731,893	2,171,297	484,603	(111,368)	4,483,190

Net income (loss) from operations:	168,747	68,295	15,655	(484,603)	-	(158,875)

For the Three Months Ended June 30, 2014:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$1,848,441	$-	$-	$-	$1,848,441
Rental revenue	367,460	-	-	-	(108,737)	258,723
Total Revenue	367,460	1,848,441	-	-	(108,737)	2,107,164
Total operating expenses	204,111	1,808,821	-	409,647	(108,737)	2,313,842

Net income (loss) from operations:	163,349	39,620	-	(409,647)	-	(206,678)

For the Six Months Ended June 30, 2015:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$4,113,283	$1,930,820	$-	$-	$6,044,103
Rental revenue	750,833	-	256,132	-	(221,586)	785,379
Total Revenue	750,833	4,113,283	2,186,952	-	(221,586)	6,829,482
Total operating expenses	404,957	3,384,926	2,171,297	834,994	(221,586)	6,574,588

Net income (loss) from operations:	345,876	597,193	15,655	(834,994)	-	254,894

For the Six Months Ended June 30, 2015:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopaedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$-	$3,821,271	$-	$-	$-	$3,821,271
Rental revenue	736,971	-	-	-	(216,325)	520,646
Total Revenue	736,971	3,821,271	-	-	(216,325)	4,341,917
Total operating expenses	401,551	3,523,933	-	640,126	(216,325)	4,349,285

Net income (loss) from operations:	335,420	297,338	-	(640,126)	-	(7,368)

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $1,054,565, restricted cash of $372,822 and accounts receivable totaling $4,489,477. This compared to cash of $279,087, restricted cash of $318,259 and accounts receivable of $1,804,636 as of the end of 2014.

The Marina Towers building is 95% occupied. We believe that ongoing operations of Marina Towers, LLC, the current positive cash balance, along with continued execution of Marina Tower's business development plan, will allow us to further improve our working capital; and that we will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report. However, there can be no assurance that we will be successful in fully executing our business development plan.

Net cash provided by our operating activities for the six months ended June 30, 2015 totaled $69,994, which compared to net cash used in our operations for the six months ended June 30, 2014 of $549,037. The decrease in cash used was due primarily to a net loss of $466,040 for the current period as compared to a net loss of $483,670 for the six months ended June 30, 2014. This was offset by stock-based compensation of $139,750 and payment of the non-cash loan extension of $227,000 for the six months ended June 30, 2015 as compared to $96,000 for the same period last year. In addition, our operating assets increased by $477,421 and $968,613 for the six months ended June 30, 2015 and 2014, respectively; and our operating liabilities increased in 2015 by $216,606 as compared to increasing by $429,112 for the six months ended June 30, 2014.

Net cash flows provided by investing activities was $639,608 for the six months ended June 30, 2015, compared to $87,982 used in investing activities for the six months ended June 30, 2014. In 2015, we received $679,673 as part of the combining with The B.A.C.K. Center. Purchases of equipment were $40,065 and $87,982 for the six months ended June 30, 2015 and 2014, respectively, due to less cash spent on the purchase of equipment in 2015 compared to the prior year.

Cash flows provided by financing activities was $65,876 for six months ended June 30, 2015, compared to net cash used in financing activities of $31,327 for the six months ended June 30, 2014. The cash flows provided by (used in) financing activities were the result of:

	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Proceeds from advances	$129,000	$—
Proceeds from lines of credit	355,656	350,000
Net payments on notes payable	(418,780)	(381,327)
Net cash provided by (used in) financing activities	$65,876	$(31,327)

On April 9, 2015, the redemption terms of our debenture were further modified as follows: Hillair agreed to convert $580,000 of the principal amount of the February Periodic Redemption into 580,000 shares of the Company’s common stock on or before May 1, 2015. In consideration of reducing the conversion price of $100,000 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture due May 1, 2015 was extended to August 1, 2015.

Additionally, the modification provides the Company, upon the payment of $150,000 (on or before July 1, 2015) and the reduction of the exercise price of the 2,320,000 warrants issued to Hillair from $1.35 per share to $1.00 per share, to extend the $580,000 principal amount of the Debenture plus interest due August 1, 2015 and the balance of the principal amount of the Debenture plus interest due November 1, 2015 until January 15, 2016.   Reducing the exercise price of the warrants would increase the number of warrants granted to Hillair by 601,481. Subsequent to the end of the second quarter 2015, ended June 30, 2015, we announced that the remaining outstanding principal balance, and accrued interest, in the aggregate amount of $1,161,641 of the Debenture was fully satisfied three months prior to its maturity date on November 1, 2015. In accordance with the terms of the Debenture, the outstanding principal balance and accrued interest was converted into shares of the Company’s Common Stock by dividing such amount by $1.00. As a result of the extinguishment of the Debenture, the Company expects to record a final non-cash gain in the third quarter ending September 30, 2015, representing a $1,161,641 increase to total shareholders’ equity.

Currently, we are actively engaged in identifying and pursuing discussions with prospective acquisitions and/or implementation of operation and management agreements that qualify as variable interest entities in accordance with generally accepted accounting practices in key target markets — with those being largely in the southeastern U.S. Over the next 12 months, we expect to incur significant capital costs to further develop and expand our medical operations. We plan to add another medical center of excellence and purchase additional diagnostic equipment for our operations. We expect to need additional capital of approximately $4-6 million to fund the development and expansion of our operations over the next 12 months. However, there can be no assurance that we will be able to negotiate acceptable terms for, or find suitable candidates for, such acquisition.

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

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

On or about July 25, 2014, MedTRX Health Care Solutions, LLC and MedTRX Collection Services, LLC (“MedTRX”) filed a demand for arbitration with the American Arbitration Association (“AAA”) against FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (collectively, “First Choice”). MedTRX claims that First Choice breached an exclusive five-year billing and collection agreement dated as of December 9, 2011 (“Billing Agreement”) by engaging another billing service on or about June 1, 2014. MedTRX also claims that First Choice failed to pay for services that MedTRX had performed prior to June 1, 2014 leaving a balance due of $93,280.84. MedTRX claims total damages of “not less than $3 million”. On or about September 15, 2014, First Choice served its Answering Statement and Counterclaims (“Answering Statement”). In the Answering Statement, First Choice denied all liability to MedTRX due to MedTRX’s numerous material breaches of the Billing Agreement and asserted two counterclaims for fraudulent inducement and negligence against MedTRX. On July 18, 2015, the arbitrator granted the Company’s request to withdraw its Answer and Counterclaims and deemed the Company to have denied only the amount of damages claimed by MEDTRX. The parties are engaged in discovery. The arbitration hearing is scheduled to commence on December 7, 2015. No assurance can be given that any amounts ultimately due by the Company will not have a material impact on the Company’s financial condition.

The B.A.C.K. Center has a claim filed, in Brevard County, Florida Circuit Court, against Health First Management, Inc. due to a contract dispute. A counterclaim was filed against the Company. The case has been litigated for a substantial amount of time and a trial is anticipated to take place within the next 12 months. The Company has vigorously defended against the counterclaim. The Company has accrued a possible loss contingency of approximately $118,000.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors reported in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuances to Directors, Officers, Employees and Service Providers

During the six months ended June 30, 2015, we issued an aggregate of 506,000 shares of our common stock to certain service providers; and such shares had an aggregate fair value of $530,000 of which $221,000 was expensed in 2014. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 14, 2015	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Donald A. Bittar
Donald A. Bittar
Interim Chief Financial Officer (Principal Accounting Officer)

