Form 10-Q/A
period 2015-06-30
First Choice Healthcare Solutions, Inc.
filed 2015-08-17
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of First Choice Healthcare Solutions, Inc. for the quarterly period ended June 30, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 17, 2015	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: August 17, 2015	By:	/s/ Donald A. Bittar
Donald A. Bittar
Interim Chief Financial Officer (Principal Accounting Officer)