Form 10-Q
period 2015-09-30
First Choice Healthcare Solutions, Inc.
filed 2015-11-16
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

As of November 13, 2015, there were 22,867,626 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1.  FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$751,559	$279,087
Cash-restricted	395,637	318,259
Accounts receivable, net	5,611,386	1,804,636
Employee loans	493,360	—
Prepaid and other current assets	548,211	153,296
Capitalized financing costs, current portion	54,858	68,370
Total current assets	7,855,011	2,623,648

Property, plant and equipment, net of accumulated depreciation of $4,152,225 and $2,472,111	8,027,163	8,294,298

Other assets
Deferred costs, net of amortization of $134,435	3,091,992	—
Capitalized financing costs, long term portion	—	37,775
Patient list, net of accumulated amortization of $70,000 and $55,000	230,000	245,000
Patents, net of accumulated amortization of $33,425 and $19,100	253,075	267,400
Investments	22,200	—
Notes receivable, acquisition deposit	141,352	—
Deposits	2,571	2,571
Total other assets	3,741,190	552,746

Total assets	$19,623,364	$11,470,692

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,476,718	$1,457,275
Stock based payable	—	537,750
Advances	—	224,000
Line of credit, short term	1,788,164	1,237,000
Convertible note payable, short term portion	—	2,148,835
Notes payable, current portion	7,852,176	732,791
Unearned revenue	42,704	38,763
Deferred rent, short term portion	118,810	—
Total current liabilities	12,278,572	6,376,414

Long term debt:
Deposits held	67,432	72,901
Notes payable, long term portion	894,835	8,184,560
Deferred rent, long term portion	1,489,636	—
Total long term debt	2,451,903	8,257,461

Total liabilities	14,730,475	14,633,875

Equity (deficit)
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,432,626 and 17,951,055 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	22,433	17,951
Additional paid in capital	20,696,977	12,671,942
Accumulated deficit	(15,687,835)	(15,853,076)
Total stockholders’ equity (deficit) attributable to First Choice Healthcare Solutions, Inc.	5,031,575	(3,163,183)
Non-controlling interest (note 10)	(138,686)	—
Total equity (deficit)	4,892,889	(3,163,183)

Total liabilities and equity (deficit)	$19,623,364	$11,470,692

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Patient Service Revenue	$5,775,987	$1,917,597	$11,871,574	$5,814,140
Provision for bad debts	(1)	(290,440)	(51,485)	(365,712)
Net patient service revenue less provision for bad debts	5,775,986	1,627,157	11,820,089	5,448,428
Rental Revenue	516,136	263,888	1,301,515	784,534
Total Revenue	6,292,122	1,891,045	13,121,604	6,232,962

Operating expenses:
Salaries and benefits	2,240,109	925,513	5,311,710	3,081,840
Other operating expenses	670,923	407,699	1,685,830	1,264,046
General and administrative	2,234,647	548,635	4,437,801	1,623,755
Depreciation and amortization	273,263	150,084	558,189	411,575
Total operating expenses	5,418,942	2,031,931	11,993,530	6,381,216

Net income (loss) from operations	873,180	(140,886)	1,128,074	(148,254)

Other income (expense):
Miscellaneous income (expense)	(18,400)	750	22,719	2,250
Amortization financing costs	(20,592)	(20,686)	(60,507)	(62,058)
Interest expense, net	(202,907)	(214,798)	(925,045)	(651,228)
Total other expense	(241,899)	(234,734)	(962,833)	(711,036)

Net income (loss) before provision for income taxes	631,281	(375,620)	165,241	(859,290)

Income taxes (benefit)	—	—	—	—

Net income (loss)	631,281	(375,620)	165,241	(859,290)

Non-controlling interest (note 10)	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$631,281	$(375,620)	$165,241	$(859,290)

Net income (loss) per common share, basic	$0.03	$(0.02)	$0.01	$(0.05)

Net income (loss) per common share, diluted	$0.03	$(0.02)	$0.01	$(0.05)

Weighted average number of common shares outstanding, basic	20,658,877	17,523,044	19,249,783	17,092,088

Weighted average number of common shares outstanding, diluted	22,992,211	17,523,044	21,583,117	17,092,088

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2014	—	$—	17,951,055	$17,951	$12,671,942	$(15,853,076)	$—	$(3,163,183)
Common stock issued for services rendered	—	—	1,559,178	1,559	1,682,217	—	—	1,683,776
Common stock issued in settlement of notes payable and accrued interest	—	—	2,236,907	2,237	2,234,670	—	—	2,236,907
Common stock issued in settlement of advances and accrued interest	—	—	485,486	486	654,921	—	—	655,407
Common stock issued in connection with loan extension	—	—	200,000	200	226,800	—	—	227,000
Non-controlling interest of variable interest entry	—	—	—	—	—	—	(138,686)	(138,686)
Fair value of options issued to acquire management control of variable interest entity	—	—	—	—	3,226,427	—	—	3,226,427
Net income	—	—	—	—	—	165,241	—	165,241
Balance, September 30, 2015	—	$—	22,432,626	$22,433	$20,696,977	$(16,687,835)	$(138,686)	$4,892,889

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$165,241	$(859,290)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	558,189	411,575
Amortization of financing costs	60,507	62,057
Bad debt expense	51,485	365,712
Common stock issued in connection with loan extension	227,000	—
Note payable issued in settlement of litigation	50,749	—
Stock based compensation	859,991	137,001
Changes in operating assets and liabilities:
Accounts receivable	(1,678,545)	(1,208,082)
Prepaid expenses and other	203,699	(38,110)
Restricted funds	(77,378)	(84,426)
Employee loans	(19,728)	—
Accounts payable and accrued expenses	140,254	757,131
Deposits	(5,469)	—
Deferred rent	39,603	—
Unearned income	3,941	(32,835)
Net cash provided by (used in) operating activities	579,539	(489,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from variable interest entity	679,673	—
Payment of acquisition deposit	(141,352)	—
Purchase of equipment	(92,609)	(145,645)
Net cash provided by (used in) investing activities	445,712	(145,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	431,406	50,000
(Payments on) proceeds from lines of credit	(331,162)	552,000
Net payments on notes payable	(653,023)	(569,228)
Net cash provided by (used in) financing activities	(552,779)	32,772

Net increase (decrease) in cash and cash equivalents	472,472	(602,140)
Cash and cash equivalents, beginning of period	279,087	739,158

Cash and cash equivalents, end of period	$751,559	$137,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$925,045	$651,228
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$15,000	$166,340
Common stock issued for future services	$1,153,777	$98,000
Common stock issued in settlement of related party advances	$655,407	$—
Common stock issued in settlement of line of credit	$—	$150,000
Common stock issued in settlement of convertible note and related interest	$2,236,907	$336,557
Fair value of options issued to acquire management control of variable interest entity	$3,226,427	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES; BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of September 30, 2015 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015.

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

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations, including the requirement to absorb losses or right to receive economic benefits. The initial term of the Agreement expires on December 31, 2016 with an option by the Company to extend the term until December 31, 2023.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The agreement allows the Company to hold the current or potential rights that give it the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. The Company has a controlling financial interest in the VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the structure of the entity, the Company will reconsider whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in the VIE.

Non-controlling interests relate to the third party ownership in a consolidated entity in which the Company has a controlling interest. For financial reporting purposes, the entity’s assets, liabilities, and operations are consolidated with those of the Company, and the non-controlling interest in the entity is included in the Company’s consolidated financial statements within the equity section of the consolidated Balance Sheets.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, “Revenue Recognition” (“ASC 605-10”), which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

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

September 30, 2015

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of September 30, 2015, the Company had $751,559 in cash.

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

●	Rental receivables. Accounts receivables from rental activities are periodically evaluated for collectability in determining the appropriate allowance for doubtful account provision for bad debts and provision of bad debts.

●	Patient receivables. Accounts receivables from services provided to patients who have third-party coverage, the Company analyzes contractually due amounts and provides a provision for bad debts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts actually collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts.

As of September 30, 2015 and December 31, 2014, the Company’s provision for bad debts was $1,648,785 and $1,482,212, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Capitalized Financing Costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the three and nine months ended September 30, 2015 was $15,324 and $55,239, respectively; and for the three and nine months ended September 30, 2014 was $20,685 and $62,057, respectively. Accumulated amortization of deferred financing costs were $251,625 and $231,369 at September 30, 2015 and December 31, 2014, respectively.

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

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The amortization for the three and nine months ended September 30, 2015 was $4,775 and $14,325, respectively; and for the three and nine months ended September 30, 2014 was $14,325. Accumulated amortization of patent costs were $33,425 and $19,100 at September 30, 2015 and December 31, 2014, respectively.

Patient List

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization for the three and nine months ended September 30, 2015 was $5,000 and $15,000, respectively; and for the three and nine months ended September 30, 2014 was $5,000 and $15,000, respectively. Accumulated amortization of patient list costs were $70,000 and $55,000 at September 30, 2015 and December 31, 2014, respectively.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Deferred costs

On May 1, 2015, in connection with the operating and control agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc., the Company reserved 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on The B.A.C.K. Center employees executing employment agreements with TBC Holding and the acquisition of the variable interest entity. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67 year life. The amortization for the three and nine months ended September 30, 2015 was $75,886 and $134,435, respectively. Accumulated amortization of the deferred costs were $134,435 at September 30, 2015.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our issued convertible debt, warrants and stock options. Diluted net loss per share does not reflect the effects of 8,391,502 and 3,751,502 shares for the three and nine months ended September 30, 2014, respectively, that are potentially issuable upon the conversion of our convertible note payable or the exercise of the Company’s stock options and warrants (calculated using the treasury stock method) as including such would be anti-dilutive.

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

September 30, 2015

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

As of September 30, 2015, the Company had 3,189,394 employee options outstanding to purchase shares of common stock (see above).

As of September 30, 2015, included in prepaid expenses was $286,036 representing the fair value of common stock issued for future services. Services are expected to be performed over the next three to six months.

Investments

The Company has adopted Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10), which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company owned a 0.6660% interest in a non-consolidated affiliate, Doctor’s Surgical Partnership, LTD. In accordance with the equity method of accounting, investments in non-consolidated affiliates are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries; and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 2 – LIQUIDITY

The Company incurred various non-recurring expenses in 2014 in connection with the planned development of its medical practice. Management believes the continuing trend of positive growth before interest, taxes, depreciation and amortization in 2015 will support improved liquidity. In 2015, the Company converted to equity a total of $4,576,090 in outstanding debt, advances and accrued interest. Currently, the Company has three main sources of liquidity, its line of credit with CT Capital, LP; patient service revenue received from FCID Medical, Inc. and TBC Holdings of Melbourne, Inc.; and rental revenue received from its real estate interest, FCID Holdings, Inc. and TBC Holdings of Melbourne, Inc.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. On June 9, 2015, First Choice – Brevard entered into a modification agreement amending the loan and security agreement, increasing the maximum aggregate amount available from $1,500,000 to $2,000,000. All other terms and conditions of the loan agreement remain in full force and effect. As of September 30, 2015, the Company has used $1,675,000 of the amount available under the line of credit. (See Note 5 – Line of Credit)

The Company’s wholly owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operates its real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing the Company’s corporate headquarters and First Choice – Brevard, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

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

NOTE 3 — CASH – RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company’s commercial building. The majority of the restricted funds are reserved for tenant improvements. As of September 30, 2015, the Company had $395,637 in restricted cash as compared to $318,259 at December 31, 2014.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	4,029,307	3,970,603
Automobiles	29,849	29,849
Computer equipment	330,776	327,847
Medical equipment	3,576,858	2,253,219
Office equipment	157,430	129,723
	12,179,388	10,766,409
Less: accumulated depreciation	(4,152,225)	(2,472,111)
	$8,027,163	$8,294,298

During the three and nine months ended September 30, 2015, depreciation expense charged to operations was $129,053 and $394,429, respectively; and during the three and nine months ended September 30, 2014, depreciation expense charged to operations was $120,759 and $382,250, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

As of September 30, 2015 and December 31, 2014, the outstanding balance was $1,675,000 and $1,237,000, respectively.

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

The Loan was modified on April 9, 2013, allowing a temporary increase to $1,383,000 and allowing for a one-time draw of up to $995,000 to be distributed to the shareholders for the purposes of financing the capitalization of TBC Equipment Leasing, LLC. The one time draw was repaid within 45 days and the availability under the Loan returned to $1,000,000. The modification allows for an interest rate of one month Libor floating plus 2.75%, as published in The Wall Street Journal, with a floor of 2.96% per annum (2.96% at December 31, 2014 and 2013, respectively).

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of September 30, 2015, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of September 30, 2015, the outstanding balance on the Loan was $113,164.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Hillair Capital Investments, L.P.

On November 8, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair”) in exchange for the issuance of (i) a $2,320,000, 8% original issue discount convertible debenture, which was originally due on December 28, 2013 and subsequently extended on December 28, 2013 through November 1, 2015 (the “Debenture”), and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 2,320,000 shares of the Company’s common stock at an exercise price of $1.35 per share, which may be exercised on a cashless basis, until November 8, 2018. The Debenture and the Warrant may not be converted if such conversion would result in Hillair beneficially owning in excess of 4.99% of the Company’s common stock. Hillair may waive this 4.99% restriction with 61 days’ notice to the Company.

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

September 30, 2015

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

As a result of the modification, Hillair converted $100,000 principal amount of the Debenture, at $0.50 per share, into 200,000 shares of the Company’s common stock; and $580,000 principal amount of the February Periodic Redemption, at $1.00 per share, into 580,000 shares of the Company’s common stock. In total, Hillair converted $680,000 principal amount of the Debenture into 780,000 shares of the Company’s common stock. As a result of the transaction, the Company recorded the fair value of the 100,000 additional common shares issued of $128,000 as current period interest expense.

In July 2015 and August 2015, the Company issued an aggregate of 1,425,707 in full settlement of the outstanding convertible note payable and related accrued interest.

NOTE 7— NOTES PAYABLE

Notes payable as of September 30, 2015 and December 31, 2014 are comprised of the following:

	September 30, 2015	December 31, 2014
Mortgage Payable	$7,179,946	$7,256,416
Note Payable, GE Capital (construction), MRI	—	121,204
Note Payable, GE Capital (construction), 2	—	44,911
Note Payable, GE Capital (MRI)	940,526	1,218,625
Note Payable, GE Capital (X-ray)	108,851	142,349
Note Payable, GE Arm	73,749	91,925
Note Payable, Auto	11,768	16,383
Note payable, Florida Business Bank	362,636	—
Note payable, SRS Software, LLC	50,749	—
Capital Lease Equipment	18,786	25,538
	8,747,011	8,917,351
Less current portion	(7,852,176)	(732,791)
	$894,835	$8,184,560

Mortgage Payable

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,753 beginning in October 2011 based on a 30 year amortization schedule with all remaining principal and interest due in full on September 16, 2016. The note is secured by land and the building along with first priority assignment of leases and rents. Tenant rents are mailed to lockbox operated by the mortgage service company. In addition, the Company’s Chief Executive Officer provided a limited personal guaranty.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The Company entered into equipment finance leases for a total aggregate amount of $2,288,679, subject to delivery and acceptance of the underlying equipment. All notes and finance leases have been personally guaranteed by the Company’s Chief Executive Officer.

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

Note Payable — Auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017 and secured by related equipment. The outstanding balance on the note payable as of September 30, 2015 was $11,768.

Note Payable — Florida Business Bank

On June 27, 2012, The B.A.C.K. Center issued a promissory note in the aggregate amount of $900,931, which bore 5.50% interest per annum with monthly payments of $14,753 beginning in July 16, 2012, based on a six-year amortization schedule with all remaining principal and interest due in full on June 16, 2018.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Note Payable — SRS Software, LLC

On July 31, 2015, the Company entered into a Settlement and Release Agreement (“Agreement”) in regard to litigation filed against the Company for breach of an exclusive billing and collection agreement. In connection with the Agreement, the Company issued a promissory note for $70,000 with monthly payments of $10,000 and remaining unpaid balance and accrued interest due December 31, 2015 at 8% per annum.

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

Aggregate Principal Maturities of Long-Term Debt as of September 30, 2015:

Amount
Three months ended December 31, 2015	$220,832
Year ended December 31, 2016	7,779,410
Year ended December 31, 2017	654,891
Year ended December 31, 2018 and thereafter	91,878
Total	$8,747,011

NOTE 8 — CAPITAL STOCK

During the nine months ended September 30, 2015, the Company issued an aggregate of 200,000 shares of its common stock in connection with a loan extension (see Note 6 – Convertible Notes Payable).

During the nine months ended September 30, 2015, the Company issued an aggregate of 2,236,907 shares of its common stock in exchange for conversion of notes payable of $2,120,000 and $116,907 accrued interest. During the nine months ended September 30, 2015, the Company issued an aggregate of 485,486 shares of its common stock in exchange for previous advances of $615,500 and $39,907 accrued interest.

During the nine months ended September 30, 2015, the Company issued an aggregate of 1,559,178 shares of its common stock to officers, employees and service providers at an aggregate fair value of $1,683,776, of which $221,000 was expensed in 2014 and $286,036 were prepaid expenses as of September 30, 2015.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Stock-Based Payable

The Company was obligated to issue its common stock to officers and consultants for past and future services as of December 31, 2014. The estimated liability as of December 31, 2014 of $537,750 ($1.32 per share) was determined based on services rendered. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 9 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company’s common stock as of September 30, 2015:

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

Transactions involving stock warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	4,195,000	$2.36
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014:	4,195,000	$2.36

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2015	4,195,000	$2.36

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Options

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	$—	—	$—
Granted	3,000,000	1.35	8.67	—
Canceled/expired	—	—	—	—
Outstanding at September 30, 2015	3,000,000	$1.35	8.25	$—

Exercisable at September 30, 2015	—	$—	—	$—

The following table presents information related to stock options at September 30, 2015:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.35	3,000,000	8.25	—

On May 1, 2015, in connection with the Operating and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc. (The B.A.C.K. Center), the Company issued 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on the variable interest entity (VIE), The B.A.C.K. Center, being acquired by the Company and The B.A.C.K. Center employees executing employment contracts with TBC Holdings. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67 year life; and is recorded as deferred costs and amortized over the contract term of the Operating and Control Agreement of the VIE.

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

The Company has determined that The B.A.C.K. Center is a Variable Interest Entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests is a matter that requires the exercise of professional judgment.

The table below summarizes the assets and liabilities associated with The B.A.C.K. Center at acquisition date of May 1, 2015 and as of September 30, 2015:

	May 1, 2015	September 30, 2015
Current assets:
Cash	$679,673	$723,429
Accounts receivable	2,179,690	3,343,452
Other current assets	786,210	544,824
Total current assets	3,645,573	4,611,705
Property and equipment, net	34,685	62,171
Other assets	26,978	22,200
Total assets	$3,707,236	$4,696,076

Current liabilities:
Accounts payable and accrued liabilities	$962,819	$1,015,031
Due to First Choice Healthcare Solutions, Inc.	—	1,735,485
Other current liabilities	882,326	367,328
Total current liabilities	1,845,145	3,117,844
Long term debt	2,000,777	1,716,918
Total liabilities	3,845,922	4,834,762

Deficit	(138,686)	(138,686)
Total liabilities and deficit	$3,707,236	$4,696,076

Total revenues from The B.A.C.K. Center were $6,441,145 from May 1, 2015 through September 30, 2015. Related expenses consisted primarily of salaries and benefits of $2,304,933, general and administrative expenses of $2,255,403, depreciation of $723 and interest and financing costs of $24,738. (See Note 11 – Segment Reporting)

NOTE 11 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: Marina Towers, LLC, FCID Medical, Inc. and The B.A.C.K Center.

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building; FCID Medical segment derives revenue for medical services provided to patients; and The B.A.C.K Center derives revenue for subleasing space within its building and medical services provided to patients.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the three months ended September 30, 2015:

	Marina Towers	FCID Medical	Brevard Orthopaedic	Corporate	Intercompany Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$1,769,948	$4,006,038	$—	$—	$5,775,986
Rental revenue	379,924	—	248,155	—	(111,943)	516,136
Total Revenue	379,924	1,769,948	4,254,193	—	(111,943)	6,292,122

Operating expenses:
Salaries & benefits	3,000	1,098,893	1,054,315	83,901	—	2,240,109
Other operating expenses	115,235	667,631	—	—	(111,943)	670,923
General and administrative	25,542	312,759	1,337,947	558,399	—	2,234,647
Depreciation and amortization	69,766	66,787	(2,500)	139,210	—	273,263
Total operating expenses	213,543	2,146,070	2,389,762	781,510	(111,943)	5,418,942

Net income (loss) from operations:	166,381	(376,122)	1,864,431	(781,510)	—	873,180

Interest expense	(112,158)	(54,536)	(10,559)	(25,654)	—	(202,907)
Amortization of financing costs	(14,336)	—	(6,256)	—	—	(20,592)
Other income (expense)	750	—	(19,150)	—	—	(18,400)

Net Income (loss):	40,637	(430,658)	1,828,466	(807,164)	—	631,281

Income taxes	—	—	—	—	—	—

Net income (loss)	$40,637	$(430,658)	$1,828,466	$(807,164)	$—	$631,281

Summary Statement of Operations for the three months ended September 30, 2014:

	Marina	FCID	Brevard		Intercompany
	Towers	Medical	Orthopaedic	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$1,627,157	$—	$—	$—	$1,627,157
Rental revenue	373,200	—	—	—	(109,312)	263,888
Total Revenue	373,200	1,627,157		—	(109,312)	1,891,045

Operating expenses:
Salaries & benefits	3,000	834,406	—	88,107	—	925,513
Other operating expenses	112,407	404,604	—	—	(109,312)	407,699
General and administrative	22,067	283,949	—	242,619	—	548,635
Depreciation and amortization	69,219	66,540	—	14,325	—	150,084
Total operating expenses	206,693	1,589,499	—	345,051	(109,312)	2,031,931

Net income (loss) from operations:	166,507	37,658	—	(345,051)	—	(140,886)

Interest expense	(113,689)	(56,162)	—	(44,947)	—	(214,798)
Amortization of financing costs	(14,337)	(6,349)	—	—	—	(20,686)
Other income (expense)	750	—		—	—	750

Net Income (loss):	39,231	(24,853)	—	(389,998)	—	(375,620)

Income taxes	—	—		—	—	—

Net income (loss)	$39,231	$(24,853)	$—	$(389,998)	$—	$(375,620)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Summary Statement of Operations for the nine months ended September 30, 2015:

	Marina Towers	FCID Medical	Brevard Orthopaedic	Corporate	Intercompany Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$5,883,231	$5,936,858	$—	$—	$11,820,089
Rental revenue	1,130,757	—	504,287	—	(333,529)	1,301,515
Total Revenue	1,130,757	5,883,231	6,441,145	—	(333,529)	13,121,604

Operating expenses:
Salaries & benefits	9,000	2,716,944	2,304,933	280,833	—	5,311,710
Other operating expenses	328,509	1,690,850	—	—	(333,529)	1,685,830
General and administrative	72,332	923,155	2,255,403	1,186,911	—	4,437,801
Depreciation and amortization	208,659	200,047	723	148,760	—	558,189
Total operating expenses	618,500	5,530,996	4,561,059	1,616,504	(333,529)	11,993,530

Net income (loss) from operations:	512,257	352,235	1,880,086	(1,616,504)	—	1,128,074

Interest expense	(331,954)	(175,118)	(17,823)	(400,150)	—	(925,045)
Amortization of financing costs	(43,010)	(10,582)	(6,915)	—	—	(60,507)
Other income (expense)	22,719	—	—	—	—	22,719

Net Income (loss):	160,012	166,535	1,855,348	(2,016,654)	—	165,241

Income taxes	—	—		—	—	—

Net income (loss)	$160,012	$166,535	$1,855,348	$(2,016,654)	$—	$165,241

Summary Statement of Operations for the nine months ended September 30, 2014:

	Marina Towers	FCID Medical	Brevard Orthopaedic	Corporate	Intercompany Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$5,448,428	$—	$—	$—	$5,448,428
Rental revenue	1,110,171	—	—	—	(325,637)	784,534
Total Revenue	1,110,171	5,448,428		—	(325,637)	6,232,962

Operating expenses:
Salaries & benefits	9,000	2,810,844	—	261,996	—	3,081,840
Other operating expenses	326,008	1,263,675	—	—	(325,637)	1,264,046
General and administrative	65,789	849,110	—	708,856	—	1,623,755
Depreciation and amortization	207,447	189,803	—	14,325	—	411,575
Total operating expenses	608,244	5,113,432	—	985,177	(325,637)	6,381,216

Net income (loss) from operations:	501,927	334,996	—	(985,177)	—	(148,254)

Interest expense	(339,780)	(171,450)	—	(139,998)	—	(651,228)
Amortization of financing costs	(43,011)	(19,047)	—	—	—	(62,058)
Other income (expense)	2,250	—		—	—	2,250

Net Income (loss):	121,386	144,499	—	(1,125,175)	—	(859,290)

Income taxes	—	—		—	—	—

Net income (loss)	$121,386	$144,499	$—	$(1,125,175)	$—	$(859,290)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

	Marina Towers	FCID Medical	Brevard Orthopaedic	Corporate	Intercompany Eliminations	Total
Assets:
At September 30, 2015:	$6,451,906	$4,589,623	$4,696,076	$3,862,542	$—	$19,623,364
At December 31, 2014:	$6,726,759	$4,407,749	$—	$336,184	$—	$11,470,692

Assets acquired
Three month ended September 30, 2015:	$22,296	$2,038	$28,210	$—	$—	$52,544
Three months ended September 30, 2014:	$—	$57,663	$—	$—	$—	$57,663
Nine months ended September 30, 2015:	$58,705	$5,694	$28,210	$—	$—	$92,609
Nine months ended September 30, 2014:	$16,758	$128,887	$—	$—	$—	$145,645

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation -- MedTRX

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

On November 2, 2015, the Company and MedTRX signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved. The settlement terms provided for First Choice to pay MedTRX cash consideration of $500,000 upon signing of the settlement agreement, $650,000 cash paid over time in accordance with the terms and conditions of two non-interest bearing promissory notes – one for $550,000 and one for $100,000 – and 400,000 restricted shares of the Company’s common stock. First Choice has the right to redeem the shares at a price of $1.50 per share on or before May 2, 2016. In the event that First Choice elects to redeem the restricted shares, then the promissory note for $100,000 will be cancelled and deemed paid in full by MedTRX. (See Note 13 – Subsequent Events)

Litigation – Health First Management

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Operating Leases

The B.A.C.K. Center leases office space under various non-cancelable operating leases that expire at various dates through June 2026. Terms of the lease agreements provide for rental payments ranging from approximately $4,200 to $200,000 per month. Certain leases include charges for sales and real estate taxes and a proration of common area maintenance expenses. Under generally accepted accounting principles (GAAP), all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. The GAAP rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet. From the date of the Operating and Control Agreement through September 30, 2015, lease expense amounted to $1,278,157.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Three months ended December 31 2015:	$866,134
Year ended December 31, 2016	3,494,547
Year ended December 31, 2017	3,444,197
Year ended December 31, 2018	3,444,209
Year ended December 31, 2019	3,444,221
$14,693,308

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

NOTE 13 – SUBSEQUENT EVENTS

Crane Creek Surgery Center Acquisition

On November 2, 2015, the Company announced that its newly formed, wholly-owned subsidiary, CCSC Holdings, Inc. (“CCSC Holdings”), acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for cash consideration of $560,000. Crane Creek is an AAAHC accredited facility dedicated to delivering excellent, ambulatory surgical care in a convenient, comfortable outpatient environment. The collective ownership of Crane Creek is comprised of CCSC Holdings, CCSC TBC Group, LLC (“TBC Group”), which is owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and HMA Blue Chip Investments, LLC (Blue Chip Surgical Center Partners), which develops and manages 17 world class ambulatory surgery centers across the United States. Drs. Hynes and Datta are both affiliated with The B.A.C.K. Center, a First Choice medical center of excellence in Melbourne, Florida.

Together, CCSC Holdings and TBC Group own 75% interest in Crane Creek. In accordance with the Crane Creek Restated and Amended Operating Agreement, CCSC Holdings will exercise sufficient control over the business of Crane Creek that will allow First Choice to treat it as a variable interest entity (“VIE”), effective October 1, 2015. The Company has the power to make decisions that most significantly affect the economic performance of Crane Creek and to absorb significant losses or right to receive benefits that could potentially be significant. As a result, the Company will include the financial results of the VIE in its consolidated financial statements in accordance with generally accepted accounting principles.

Of the $560,000 cash consideration paid, CCSC Holdings borrowed $420,000 pursuant to a promissory note which bears interest at 8% per annum and matures on April 15, 2016 (the “Note”). The Note is guaranteed by the Company’s CEO, Christian Romandetti, and the Company. In addition, Mr. Romandetti personally pledged 1,000,000 shares of the Company’s common stock as collateral for the repayment of the Note.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

MedTRX Settlement

On November 2, 2015, the Company and MedTRX Collection Services, Inc. signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved. The settlement terms provided for First Choice to pay MedTRX cash consideration of $500,000 upon signing of the settlement agreement, $650,000 cash paid over time in accordance with the terms and conditions of two non-interest bearing promissory notes – one for $550,000 and one for $100,000 – and 400,000 restricted shares of the Company’s common stock. First Choice has the right to redeem the shares at a price of $1.50 per share on or before May 2, 2016. In the event that First Choice elects to redeem the restricted shares, then the promissory note for $100,000 will be cancelled and deemed paid in full by MedTRX.

Sale of Securities

On November 2, 2015, pursuant to a securities purchase agreement, the Company sold 129,630 shares of common stock to an investor for an aggregate purchase price of $175,000 (the “Shares”). The investor also received a five-year warrant to purchase 129,603 shares of the Company’s common stock at an exercise price of $1.35 per share (the “Warrant”). The Shares and Warrant were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

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

We believe by integrating the synergistic mix of orthopedic, spine, neurology and interventional pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies all in one location, or a “Medical Center of Excellence,” we are able to:

●	provide patients with convenient access to musculoskeletal and rehabilitative care via orthopedic, spine, neurology and interventional pain medicine treatment, diagnostics and ancillary care services, including, but not limited to magnetic resonance imaging (“MRI”), x-ray (“X-ray”), durable medical equipment (“DME”) and physical therapy (“PT”);

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare; and ultimately, achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

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

Subsequent to the end of the third quarter 2015, through our newly formed wholly-owned subsidiary, CCSC Holdings, Inc., we acquired a 40% interest in Melbourne, Florida-based Crane Creek Surgery Center (“Crane Creek”). Established in 2009, Crane Creek is an AAAHC accredited facility dedicated to delivering excellent, ambulatory surgical care in a convenient, comfortable outpatient environment. The modern 18,000+ square foot facility is located in Melbourne, Florida within the Crane Creek Medical Center building, which is also home to Osler Medical and The B.A.C.K. Center. Crane Creek’s facility houses four state-of-the-art operating rooms and a procedure room; with capacity and capability to host 4,000-5,000 orthopaedic, spine, interventional pain and general surgical procedures each year. The other owners of Crane Creek are CCSC TBC Group, LLC (“TBC Group”), owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Surgical Center Partners, which develops and manages 17 world class ambulatory surgery centers across the United States. Drs. Hynes and Datta are both affiliated with The B.A.C.K. Center. Together, CCSC Holdings and TBC Group own 75% interest in Crane Creek. In accordance with the Crane Creek Restated and Amended Operating Agreement, CCSC Holdings will exercise sufficient control over the business of Crane Creek that will allow First Choice to treat it as a variable interest entity, effective October 1, 2015. As a result, First Choice will include the financial results of Crane Creek in its consolidated financial statements in accordance with generally accepted accounting principles as if it were a wholly-owned subsidiary. Dr. Hynes has been appointed as Crane Creek’s Medical Board president and as medical director.

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary, which operates our real estate interests. Currently, FCID Holdings has one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

 New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Revenues

Total revenues increased 233% to $6,292,122 for the three months ended September 30, 2015 as compared to revenues of $1,891,045 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), which contributed revenues of $4,254,193 for the quarter comprised of additional patient services revenue of $4,006,038 and rental revenue of $248,155. Our existing patient services revenue increased by $142,691, or 9%, after factoring provision for doubtful accounts. Rental revenue increased by $252,248, totaling $516,136 and $263,888 for the three months ended September 30, 2015 and 2014, respectively, primarily due to the addition of revenue from The B.A.C.K. Center.

The provision for doubtful accounts during the third quarter of 2015 totaled $1. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Salaries and Benefits	$2,240,109	$925,513
Other operating expenses	670,923	407,699
General and administrative	2,234,647	548,635
Depreciation and amortization	273,263	150,084
Total operating expenses	$5,418,942	$2,031,931

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 142% to $2,240,109 for the three months ended September 30, 2015, compared to $925,513 for the three months ended September 30, 2014. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center, which represented an additional $1,054,315 in the reporting period. The existing segments netted an increase of $260,281 as compared to 2014. Other operating expenses increased 66% to $670,923 from $407,699 due to the increase in patient service volume from 2014 to 2015.

General and administrative expenses for the three months ended September 30, 2015 increased 307% to $2,234,647, up from $548,635. The increase was largely attributable to higher corporate expenses related to transaction costs associated with The B.A.C.K. Center, adding $1,337,947 in costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 82% from $150,084 for the three months ended September 30, 2014 to $273,263 for the three months ended September 30, 2015.

Net Income (Loss) on Operations

The income from operations for the three months ended September 30, 2015 increased 720% to $873,180, which compared to loss from operations of $140,866 for the same period in the prior year. Notwithstanding non-cash expenses totaling $1,005,804 for the three months ended September 30, 2015, which included stock-based compensation, depreciation and amortization, income from operations totaled $1,878,984. This compared to income from operations of $361,345 after factoring $502,211 in non-cash stock-based compensation, depreciation and amortization recorded for the three months ended September 30, 2014.

Interest Expense

Interest expense decreased 6% to $202,907 for the three months ended September 30, 2015, which compared to $214,798 for the three months ended September 30, 2014. The decrease primarily is due payoff conversions of our convertible notes payable with Hillair during the three months ended September 30, 2015 as compared to nil in the same period last year, net with increase from the B.A.C.K. in 2015 of $10,559.

Net Income (Loss)

As a result of all the above, we reported net income of $631,281 for the three months ended September 30, 3015, representing a significant improvement over a net loss of $375,620 reported for the same three month period in the prior year.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Revenues

Total revenues increased 111% to $13,121,604 for the nine months ended September 30, 2015 as compared to revenues of $6,232,962 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), which contributed revenues of $6,441,145, which was comprised of additional patient services revenue of $5,936,858 and rental revenue of $504,287. Our existing patient services revenue increased by $434,803, or 8%, after factoring provision for doubtful accounts. Rental revenue increased by $516,981, totaling $1,301,515 and $784,534 for the nine months ended September 30, 2015 and 2014, respectively, primarily due to the addition of revenues from The B.A.C.K. Center.

The provision for doubtful accounts during the nine months ended September 30, 2015 totaled $51,485. The charge to the provision for doubtful accounts in the three months ended September 30, 2015 resulted from writing off old receivables from our prior MedTRX accounts receivable system, which was replaced by Athena Healthcare in June 2014. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Salaries and Benefits	$5,311,710	$3,081,840
Other operating expenses	1,685,830	1,264,046
General and administrative	4,437,801	1,623,755
Depreciation and amortization	558,189	411,575
Total operating expenses	$11,993,530	$6,381,216

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 72% to $5,311,710 for the nine months ended September 30, 2015, which compared to $3,081,840 for the nine months ended September 30, 2014. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center, which added additional costs of $2,304,933 in the reporting period. The existing segments netted a reduction of $75,063 as compared to 2014. Other operating expenses increased 33% to $1,685,830 from $1,264,046 due to the increase in patient services volume from 2014 to 2015.

General and administrative expenses for the nine months ended September 30, 2015 increased 173% to $4,437,801, up from $1,623,755. The increase was largely attributable to higher corporate expenses related to transaction costs associated with The B.A.C.K. Center with $2,255,403 in additional costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 35% from $411,575 for the nine months ended September 30, 2014 to $558,189 for the nine months ended September 30, 2015.

Net Income (Loss) on Operations

Income from operations for the nine months ended September 30, 2015 increased $1,276,328 to $1,128,074, which compared to a loss from operations of $148,254 for the same period in the prior year. Notwithstanding non-cash expenses totaling $1,802,653 for the nine months ended September 30, 2015, which included stock-based compensation, depreciation and amortization, income from operations totaled $2,930,727. This compared to income from operations of $828,091 after factoring $976,345 in non-cash stock-based compensation, depreciation and amortization recorded for the nine months ended September 30, 2014.

Interest Expense

Interest expense rose 42% to $925,045 for the nine months ended September 30, 2015, which compared to $651,228 for the nine months ended September 30, 2014. The increase is primarily due to a $227,000 non-cash interest payment to extend our convertible note payable due to Hillair Capital Investments during the nine months ended September 30, 2015 as compared to nil in the same period last year.

Net Income (Loss)

As a result of all the above, our net income increased 119% to $165,241 for the nine months ended September 30, 2015, which compared to a net loss of $859,290 for the same period in the previous year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net loss by segment for the three and nine months ended September 30, 2015 and 2014, respectively. The significant fluctuations in the line items are described above.

For the Three Months Ended September 30, 2015:

	Marina Towers	FCID Medical	Brevard Orthopedic	Corporate	Intercompany Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$1,769,948	$4,006,038	$—	$—	$5,775,986
Rental revenue	379,924	—	248,155	—	(111,943)	516,136
Total Revenue	379,924	1,769,948	4,254,193	—	(111,943)	6,292,122
Total operating expenses	213,543	2,146,070	2,389,762	781,510	(111,943)	5,418,942

Net income (loss) from operations:	166,381	(376,122)	1,864,431	(781,510)	—	873,180

For the Three Months Ended September 30, 2014:

	Marina Towers	FCID Medical	Brevard Orthopedic	Corporate	Intercompany Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$1,627,157	$—	$—	$—	$1,627,157
Rental revenue	373,200	—	—	—	(109,312)	263,888
Total Revenue	373,200	1,627,157	—	—	(109,312)	1,891,045
Total operating expenses	206,693	1,589,499	—	345,051	(109,312)	2,031,931

Net income (loss) from operations:	166,507	37,658	—	(345,051)	—	(140,886)

For the Nine Months Ended September 30, 2015:

	Marina Towers	FCID Medical	Brevard Orthopedic	Corporate	Intercompany Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$5,883,231	$5,936,858	$—	$—	$11,820,089
Rental revenue	1,130,757	—	504,287	—	(333,529)	1,301,515
Total Revenue	1,130,757	5,883,231	6,441,145	—	(333,529)	13,121,604
Total operating expenses	618,500	5,530,996	4,561,059	1,616,504	(333,529)	11,993,530

Net income (loss) from operations:	512,257	352,235	1,880,086	(1,616,504)	—	1,128,074

For the Nine Months Ended September, 2014:

	Marina Towers	FCID Medical	Brevard Orthopaedic	Corporate	Intercompany Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$5,448,428	$—	$—	$—	$5,448,428
Rental revenue	1,110,171	—	—	—	(325,637)	784,534
Total Revenue	1,110,171	5,448,428	—	—	(325,637)	6,232,962
Total operating expenses	608,244	5,113,432	—	985,177	(325,637)	6,381,216

Net income (loss) from operations:	501,927	334,996	—	(985,177)	—	(148,254)

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $751,559, restricted cash of $395,637 and accounts receivable totaling $5,611,386. This compared to cash of $279,087, restricted cash of $318,259 and accounts receivable of $1,804,636 as of the end of 2014.

The Marina Towers building is 95% occupied. We believe that ongoing operations of Marina Towers, LLC, the current positive cash balance, along with continued execution of Marina Tower’s business development plan, will allow us to further improve our working capital; and that we will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report. However, there can be no assurance that we will be successful in fully executing our business development plan.

Net cash provided by our operating activities for the nine months ended September 30, 2015 totaled $579,539, which compared to net cash used in our operations for the nine months ended September 30, 2014 of $489,267. The decrease in cash used was due primarily to net income of $165,241 for the current period as compared to a net loss of $859,290 for the nine months ended September 30, 2014. This was offset by stock-based compensation of $859,991 and payment of the non-cash loan extension of $227,000 for the nine months ended September 30, 2015 as compared to $137,001 for the same period last year. In addition, our operating assets increased by $1,571,952 and $1,330,618 for the nine months ended September 30, 2015 and 2014, respectively; and our operating liabilities increased in 2015 by $183,597 as compared to increasing by $724,296 for the nine months ended September 30, 2014.

Net cash flows provided by investing activities was $445,712 for the nine months ended September 30, 2015, compared to $145,645 used in investing activities for the nine months ended September 30, 2014. In 2015, we received $679,673 as part of the combining with The B.A.C.K. Center. Purchases of equipment were $92,609 and $145,645 for the nine months ended September 30, 2015 and 2014, respectively, due to less cash spent on the purchase of equipment in 2015 compared to the prior year. Additionally, we paid as a deposit on a possible acquisition $140,000 during the nine months ended September 30, 2015.

Cash flows used in financing activities was $552,779 for nine months ended September 30, 2015, compared to net cash provided by financing activities of $32,772 for the nine months ended September 30, 2014. The cash flows provided by (used in) financing activities were the result of:

	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Proceeds from advances	$431,406	$50,000
Proceeds from lines of credit	(331,162)	552,000
Net payments on notes payable	(653,023)	(569,228)
Net cash provided by (used in) financing activities	$(552,779)	$32,772

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

In July and August 2015, the Company issued an aggregate of 1,425,707 in full settlement of the outstanding convertible note payable and related accrued interest.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

Litigation – MedTRX

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

On November 2, 2015, the Company and MedTRX signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved. The settlement terms provided for First Choice to pay MedTRX cash consideration of $500,000 upon signing of the settlement agreement, $650,000 cash paid over time in accordance with the terms and conditions of two non-interest bearing promissory notes – one for $550,000 and one for $100,000 – and 400,000 restricted shares of the Company’s common stock. First Choice has the right to redeem the shares at a price of $1.50 per share on or before May 2, 2016. In the event that First Choice elects to redeem the restricted shares, then the promissory note for $100,000 will be cancelled and deemed paid in full by MedTRX.

Litigation – Health First Management

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors reported in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuances to Directors, Officers, Employees and Service Providers

During the nine months ended September 30, 2015, we issued an aggregate of 1,559,178 shares of our common stock to certain service providers; and such shares had an aggregate fair value of $1,683,776 of which $221,000 was expensed in 2014. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 16, 2015	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Donald A. Bittar
Donald A. Bittar
Interim Chief Financial Officer (Principal Accounting Officer)

