Form 10-K
period 2015-12-31
First Choice Healthcare Solutions, Inc.
filed 2016-04-14
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

709 S. Harbor City Blvd., Suite 530, Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321) 725-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,270,910.

As of April 12, 2016, there were 23,648,983 shares of Common Stock, par value $0.001 per share, issued and outstanding.

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

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is implementing the second phase of a defined growth strategy aimed at building a network of localized, integrated healthcare systems comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Neurology, Interventional Pain Management and related diagnostic and ancillary services in key expansion markets throughout the Southeastern U.S.

Successful implementation of our first phase allowed us to confirm that by integrating the synergistic mix of Orthopaedic, Spine Surgery, Neurology and Interventional Pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies across legacy brick-and-mortar boundaries, we are able to effectively:

●	provide patients with direct and convenient access to musculoskeletal and rehabilitative care via our best-in-class team of surgeons, physicians and care specialists, and wide array of ancillary and diagnostic services, which includes, but is not limited to, magnetic resonance imaging (“MRI”), X-ray (“X-ray”), durable medical equipment (“DME”) and physical therapy (“PT”);

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare, thereby achieving faster recoveries at materially reduced costs; and

●	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Managing over 100,000 patient visits each year, our flagship system (“Melbourne System”) serves Florida’s high growth Space Coast region and is comprised of the following well established Medical Centers of Excellence: First Choice Medical Group (“FCMG”), The B.A.C.K. Center (“TBC”) and Crane Creek Surgery Center (“CCSC”).

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly-owned subsidiary which has operated our real estate interests. Since 2010, FCID Holdings has had one real estate property, Marina Towers, a 78,000 square feet, Class A, six story building located on Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building which averages 95% annual occupancy, also leases approximately 63,200 square feet of commercial office space to tenants.

On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period.

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

Our corporate address is 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. Information contained in our website is not incorporated by reference herein.

Operating Segments

In 2015, we operated our business in two segments, healthcare services and real estate, through seven wholly-owned subsidiaries:

●	FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we wholly own and operate First Choice Medical Group of Brevard, LLC, our original Medical Center of Excellence located in Melbourne, Florida. First Choice Medical Group specializes in the delivery of Orthopaedics, Sports Medicine, Neurology and Interventional Pain Medicine and its web site is www.myfcmg.com.

●	TBC Holdings of Melbourne, Inc. (“TBC Holdings”) is our wholly-owned subsidiary that operates and controls Brevard Orthopaedic Spine & Pain Clinic, Inc., d/b/a The B.A.C.K. Center. Pursuant to an Operation and Control Agreement with The B.A.C.K. Center, TBC Holdings exercises effective control over the business of the practice to treat it as a Variable Interest Entity in accordance with Financial Accounting Standards Board and Accounting Standards Codification, effective May 1, 2015. As a result, the Company includes the financial results of The B.A.C.K. Center in its consolidated financial statements in accordance with generally accepted accounting principles. The B.A.C.K. Center specializes in Orthopaedic Spine Surgery and Interventional Pain Management, and its website is www.thebackcenter.net.

●	CCSC Holdings, Inc. (“CCSC Holdings”) is our wholly owned subsidiary which acquired a 40% interest in Crane Creek Surgery Center (“CCSC”). The other owners are CCSC TBC Group, LLC, owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Surgical Center Partners, which develops and manages 17 world class ambulatory surgery center across the United States. Dr. Hynes and Dr. Datta are both affiliated with The B.A.C.K. Center. Pursuant to the CCSC Restated and Amended Operating Agreement, CCSC Holdings now exercises sufficient control over the business of CCSC to treat it as a Variable Interest Entity in accordance with Financial Accounting Standards Board and Accounting Standards Codification, effective October 1, 2015. As a result, we include the financial results of CCSC in our consolidated financial statements in accordance with generally accepted accounting principles. CCSC is an AAAHC accredited facility dedicated to delivering excellent ambulatory care in a convenient, comfortable outpatient environment, and its website is www.cranecreeksurgerycenter.com.

●	Until its sale to Global Medical REIT Inc. and leaseback by Marina Towers, LLC on March 31, 2016, Marina Towers, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida, was owned by FCID Holdings, Inc. (“FCID Holdings”) (99%) and MTMC of Melbourne, Inc. (1%), both wholly-owned subsidiaries of the Company.

Serving Florida’s Space Coast region, First Choice Medical Group, The B.A.C.K. Center and Crane Creek Surgery Center comprise our Company’s flagship integrated healthcare system. It is our goal to replicate our integrated system model in other geographic markets throughout the southeast region of the United States. By centralizing current and future systems’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping at our corporate headquarters, we will maintain efficiencies and scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities and other business concerns.

Our Healthcare Services Business

Our physicians and care specialists are recruited and retained with an emphasis on best practices and attitude: that being committed to meeting and exceeding the care needs of patients and their families. Moreover, all employees – from the receptionists to the doctors – are considered caregivers who put the patient first. All caregivers cooperate with one another through a common focus on the best interests and personal goals of each patient. We also consider family members and friends of patients to be vital components of the care team.

Care is focused on each patient’s full continuum of care, which requires a more personalized approach to treatment. It is the mission of our team to customize care to ensure that each patient’s needs, values and choices are always considered, which squarely aligns with our corporate slogan of “transforming healthcare delivery, one patient at a time.”

Our caregivers listen to and honor the perspectives and choices of patients and their families. Moreover, our caregivers communicate and share complete and unbiased information with patients and families in ways that are affirming and useful in decision-making processes. Our care delivery practices exemplify the very definition of patient-centric care, explicitly recognizing the importance of human interaction in terms of personalized care, kindness and being `present’ with patients.

Our patient-centric culture strives to include providing an inviting, easily accessible, peaceful, healing environment that is aesthetically pleasing and designed specifically to allay patient fear, anxiety and discomfort. The design and decor of our lobbies and diagnostic and treatment rooms are intended to define and reinforce a strong and relevant brand image of quality, patient-centered care.

We also utilize the most advanced diagnostic technologies coupled with the latest in individualized care, including trigger point injections and pharmacological, physical, Neurological, Orthopaedic, Chiropractic and massage therapy treatments.

First Choice Medical Group’s care facilities, located in Marina Towers in Melbourne, Florida, house both a digital GE X-Ray system and a GE 450 MRI Gem Suite system, which is physically positioned to capitalize on the expansive waterfront view of the Indian River, promoting patient relaxation and soothing fear and anxiety. We also operate a fully equipped outpatient physical therapy center on the second floor of Marina Towers, where our skilled physical therapists and technicians work with our patients to help restore and improve their motion, function and quality of life.

The B.A.C.K. Center is located only a half mile south of Marina Towers in Melbourne on the fifth floor of the Crane Creek Medical Center building. The B.A.C.K. Center also has an approximate 6,400 square foot auditorium, which is currently used for training visiting residents and physicians but may also be used for medical procedure rooms in the future. In addition to its main office in Melbourne, the practice also sees patients at a satellite office in Merritt Island, Florida, located approximately 20 miles north of Melbourne.

Crane Creek Surgery Center, also located in the Crane Creek Medical Center building in Melbourne, houses four state-of-the-art operating rooms and a medical procedure room; and has capacity to host 4,000-5,000 Orthopaedic, Spine, Interventional Pain and general surgical procedures each year.

Our physicians currently have hospital and surgical privileges at several healthcare facilities serving Florida’s Space Coast, including Wuesthoff Hospital, Holmes Hospital, Palm Bay Hospital, Melbourne Same-Day Surgery Center, SCA Surgery Center and Merritt Island Surgery Center.

Our Definition of an “Integrated Healthcare System”

As there are numerous definitions of a “Healthcare System,” we have strictly defined what we believe is qualified to be a First Choice integrated healthcare system to ensure that our high standards for patient care and attention can be fostered and preserved. More specifically, each of our localized healthcare systems will:

●	be comprised of one or more medical practices focused on Orthopaedic care and treatment, and geographically situated in close proximity to one or more primary hospitals in a given geographic market;

●	be limited to up to ten specialty physicians — all of whom are subject to our rigorous qualification and hiring process;

●	provide for the combination of synergistic medical disciplines related to the practice of Orthopaedic medicine, while supported by related in-house diagnostic and ancillary services, including, but not limited to, MRI, X-Ray, DME and PT using advanced technologies; and

●	be capable of generating revenues of up to $30 million when operating at full capacity, based on current reimbursement rates;

Because we have a specific vision for the delivery of optimal patient experience, we continually reinforce the importance of hiring, training, evaluating, compensating and supporting a workforce committed to patient-centered care. Just as vital, we engage our employees in all aspects of process design and treat them with the same dignity and respect that they are expected to show patients and family members. Central to our long term growth strategy is attracting and recruiting top tier physicians and care specialists that rank in the top percentile of performance in the local markets we serve; and creating a work environment and corporate culture that serves to engage, motivate and retain them.

Given sweeping healthcare reform, increased regulatory and reimbursement mandates and the financial challenges each of these impose, remaining in private practice is quickly losing its appeal for many physicians. In fact, according to a nationwide survey published in 2013 by recruiting firm Jackson Healthcare, one-third of U.S. physicians plan to leave private medical practice within the next ten years in favor of employment by hospitals and multi-specialty medical groups. Thus, the opportunity for our Company to attract key medical talent has never been more robust.

Our systems of operation unburden our physicians from the business administration responsibilities associated with operating a medical practice or clinic. More specifically, we believe that physicians will choose employment with us because we can offer them the advantages and benefits of being able to focus exclusively on delivering excellent patient care; enjoying higher income potential; realizing freedom from day-to-day practice administration, marketing and generating new patient leads; having direct access to state-of-the-art technology, diagnostics and services; and experiencing strong camaraderie with a collaborating cadre of first rate caregivers dedicated to common, patient-centered treatment goals and objectives. The requirements for running the day-to-day business functions of the Centers are the sole responsibility of our management team — and not the physicians. Simply put, First Choice allows doctors to be doctors.

Currently, we are actively engaged in identifying and pursuing discussions with prospective physicians and medical groups in our current and key target expansion markets — with those being primarily in the Southeastern United States.

Our Growth Strategy

We aim to distinguish our Medical Centers of Excellence from our competition by designing our Centers as premier destinations for clinically superior, patient-centric care that is coordinated across our patients’ entire care continuums. By doing so, we expect to deliver more meaningful and collaborative doctor-patient experiences, more accurate diagnoses resulting from care coordination, effective treatment plans, faster recoveries and materially reduced costs. Our strategic focus is to grow primarily in select southeastern U.S. markets by successfully replicating our Melbourne system – both organically and through strategic acquisitions. More specifically, our growth will be fueled by hiring best-in-class Orthopaedic physicians currently practicing in our target expansion markets and who are seeking an alternative to owning and operating his/her own private practice or being employed by a hospital; and by acquiring well-established Orthopaedic physician practices and medical groups in our target markets, then adding, as necessary, diagnostic and ancillary services, to include, but not be limited to, MRI, X-Ray, DME and PT.

Additional criteria for future Medical Centers of Excellence include opportunities to support economies of scale in billing, collections, purchasing, advertising and compliance which can be fully leveraged to reduce expense and fuel income growth; and opportunities to increase awareness of our brand by aligning with patients, referring physicians, medical institutions, insurers, employers and other healthcare stakeholders in local markets that share our core values.

Our business model is centered on our team physicians being employees, thereby permitting us to optimize revenue generation from both physicians and ancillary services, while also providing our employed care providers with the ability to refer patients to our on-site diagnostic services. Physician-owned practices, on the other hand, may be subject to prevailing federal regulations (e.g., The Ethics in Patient Referral Act of 1989, as amended; more commonly known as the “Stark Law”), which may limit their ability to refer patients for certain healthcare services provided by entities in which a physician-owner(s) has a financial interest.

Our centralized system of back office operations will continue to allow us to achieve measurable cost and productivity efficiencies as we expand the number of Centers and localized healthcare systems we own and operate. We have specifically designed our centralized system to alleviate our staff physicians from business administration responsibilities associated with operating a medical practice or clinic, enabling them to focus strictly on caring for the patients we serve. Physicians who own and manage their own private practices or clinics typically have to devote valuable time and resources to addressing business concerns, time and resources that might otherwise be spent on treating their patients.

Medical Service Mix

Like other business models for professional medical services, our business model is designed to offer a synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can generate more revenue than others. Physicians need access to diagnostic equipment and ancillary services, such as MRI, X-ray, DME and PT. Moreover, most patients expect their physicians to have access to the best diagnostic and service delivery equipment. Without diagnostic services, many medical practices may find it difficult to maintain their current margins of profitability.

We integrate both medical specialties and ancillary and diagnostic services in our systems to maintain or enhance our profits. While one specialty may have high reimbursements for their professional services but insufficient volume to profitably support the necessary diagnostic equipment, another medical specialty may have lower professional service reimbursements but high volume of diagnostic equipment use. Operating independently, each specialty group would face retreating profit margins and confront significant challenges to maintaining high service levels with adequate equipment and advanced technologies. However, operating together, they create the optimal mix of professional service fee income, diagnostic equipment procedure income and ancillary service income. Since the combination is more profitable than the stand-alone components, there is a favorable opportunity to sustain profit margins that will allow each of our integrated healthcare systems to maintain high service levels with state-of-the-art equipment and ancillary service offerings.

Scalable Back Office and Economies of Scale

Fixed cost legacy administrative functions have subjected many established medical centers to a downward spiral of diminishing profit margins and losses. In legacy medical centers, administrative management, billing, compliance, accounting, marketing, advertising, scheduling, customer service and record keeping functions represent fixed overhead for the practice. There is no opportunity to share this fixed overhead with another practice. The fixed administrative overhead of a practice has the effect of reducing profit margins if the practice experiences declining revenues as a result of lower patient volumes, lower reimbursements or patient migration to competitors.

A key to our success will be our ability to continue to support a highly experienced management team with an array of professional, experienced and regulatory compliant subcontractors. Using project management best practices, our corporate managers use experienced medical subcontractors to perform billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions on behalf of our Medical Centers of Excellence. It is our plan that the cost of our “back office operations” will not increase in direct relation to the growth of our network of integrated healthcare systems, which will allow us to sustain profit margins across our entire business operations with a cost effective and scalable back office. As the number of the Company’s physicians and Medical Centers of Excellence increases, the economies of scale for our back office operations will also increase. The economies of scale support selecting the best and not the lowest cost subcontractors, while allowing our current Melbourne System and our other future Medical Centers of Excellence and healthcare systems to operate cost effectively with higher service levels.

Specifically, we currently provide all of the administrative services necessary to support the practice of medicine by our physicians and improve operating efficiencies of our current and future Medical Centers of Excellence:

●	Recruiting and Credentialing. We have proven experience in locating, qualifying, recruiting and retaining experienced physicians. In addition to the verification of credentials, licenses and references of all prospective physician candidates, each caregiver undergoes Level 2 background checks. We maintain a national database of practicing physicians. In addition to our database of physicians, we recruit locally through trade advertising, the American Academy of Orthopaedic Surgeons and referrals from our physicians and other stakeholders.

●	Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all of our physicians; and we are responsible for billing, collection and reimbursement for services rendered by our physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other referring physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. The majority of our third party payors remit by EFT and wire transfers. Accordingly, every aspect of our business is positioned to achieve high productivity, lower administrative headcounts and lower per patient expense. We provide our physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided; and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenue for physician services. All of our billing and collection operations are controlled and will continue to be controlled from our business offices located at our corporate headquarters in Melbourne, Florida.

●	Risk Management and Other Services. We maintain a risk management program focused on reducing risk, including the identification and communication of potential risk areas to our medical staff. We maintain professional liability coverage for our group of healthcare professionals. Through our risk management staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide a multi-faceted compliance program that is designed to assist our multi-specialty Medical Centers of Excellence in complying with increasingly complex laws and regulations. We also manage all information technology, facilities management, legal support, marketing support, regulatory compliance and other services.

Developing and operating additional multi-specialty Medical Centers of Excellence in other geographic areas will take advantage of the economies of scale for our administrative back office functions. Our business development plan calls for replicating our Melbourne System in other cities and states at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each geographic region. We believe that the scalable structure of our administrative back office functions can efficiently support our expansion plans.

High Technology Infrastructure Supporting High Touch Patient Experiences

Successful retail models in other industries already effectively use telecommunications, remote computing, mobile computing, cloud computing, virtual networks and other leading-edge technologies to manage geographically diverse operating units. These technologies create an electronically distributed infrastructure which allow a central management team to monitor, direct and control geographically dispersed operating units and subcontractors, including national operations.

We believe that our business model incorporates the best distributed infrastructure supported by these technologies. A central management team monitors, directs and controls our medical operations, and will control our future multi-specialty Medical Centers of Excellence, as well as the necessary support subcontractors that may be required by their operations.

Our administrative operations are centered on a secure paperless practice management platform. We utilize a state-of-the-art, cloud-based electronic medical record (“EMR”) management system, which provides ready access to each patient’s test results from anywhere in the world where there is Internet connectivity, including X-Ray and MRI images, diagnosis, patient and doctor notes, visit reports, billing information, insurance coverage, patient identification and personalized care delivery requirements. Our EMR system fully complies with Stages 1 and 2 Meaningful Use standards defined by the Centers for Medicare & Medicaid Services Incentive Programs. These programs govern the use of electronic health records and allow us to earn incentive payments from the U.S. government, pursuant to the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009.

We intend to grow by replicating our model currently in place in Melbourne, Florida in other geographic markets, and by hiring additional physicians to serve patients in our current and future Medical Centers of Excellence - all of which will be supported by our standardized policies, procedures and clinic setup guidelines. We believe our administrative functions can be quickly scaled to handle multiple additional Centers and/or physicians. As we roll out our business model, we expect our administrative core and clinical model will assist us in maintaining economies of scale for all of our localized integrated healthcare systems.

Referral and Partnering Relationships

Our business model leverages the direct contact and daily interaction that our physicians have with their patients, and emphasizes a patient-centric, shared clinical approach that also serves to address the needs of our various “partners,” including hospitals, third-party payors, referring physicians, our physicians and, most importantly, our patients. Our relationships with our partners are important to our continued success.

Hospitals

Our relationships with our hospital partners are critical to our operations. We work with our hospital partners to market our services to referring physicians, an important source of hospital admissions within the communities served by those hospitals. In addition, a majority of our physicians maintain regular hospital privileges, as well as trauma privileges where available, to ensure best in class healthcare is available to our patients and the community. The contracts we have with hospitals allow us to be responsible for billing patients and third-party payors for services rendered by our physicians separately from other related charges billed by the hospital or other physicians within the hospital to the same payors.

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

We receive compensation for professional services provided by our physicians to patients based upon established rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services. Approximately one-third of our net patient service revenue is received from government-sponsored plans, principally Medicare and TRICARE programs.

Medicare is a health insurance program primarily for people 65 years of age and older, certain younger people with disabilities and people with end-stage renal disease. The program is provided without regard to income or assets and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system. Other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. TRICARE is the healthcare program for U.S. military service members (active, Guard/Reserve and retired) and their families around the world. TRICARE is managed by the Defense Health Agency under leadership of the Assistant Secretary of Defense. Both Medicare and TRICARE compensation rates are generally lower in comparison to commercial health plans. In order to participate in government programs, our Medical Centers of Excellence must comply with stringent and often complex enrollment and reimbursement requirements.

We also receive compensation pursuant to contracts with commercial payors offering a wide variety of health insurance products, such as health maintenance organizations, preferred provider organizations and exclusive provider organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal Employee Retirement Income Security Act (“ERISA”) requirements. We seek to secure mutually agreeable contracts with payors that enable our physicians to be listed as in-network participants within the payors’ provider networks.

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

Health and Human Services Security Standards require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically received, maintained or transmitted (including between us and our affiliated practices). We have implemented security policies, procedures and systems designed to facilitate compliance with the HIPAA Security Standards.

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

Compliance Program

We maintain a compliance program that reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

●	a Compliance Committee consisting of our senior executives;

●	our Code of Ethics, which is applicable to our employees, officers and directors;

●	a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to our Chief Executive Officer, or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

●	an organizational structure designed to integrate our compliance objectives into our corporate offices and Medical Centers of Excellence; and

●	education, monitoring and corrective action programs, including a disclosure policy designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.

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

Government Investigations

We expect that audits, inquiries and investigations from government authorities, agencies, contractors and payors will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our Common Stock. To the best of our knowledge, as of this time, our healthcare business is not the subject of any pending audit, inquiry or investigation by any governmental authority.

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

On December 9, 2011, FCID Medical, Inc., and First Choice Medical Group of Brevard, LLC, both wholly-owned subsidiaries of the Company, entered into a five (5) year Billing and Collection Agreement (the “Agreement”) with MedTRX Healthcare Solutions, LLC, and MedTRX Collection Services LLC (collectively, “MedTRX”). Under the terms of the Agreement, MedTRX was to provide the Company with proprietary IT billing and collection software systems. MedTRX claimed that the Company breached the Agreement, and that the Agreement had been terminated. MedTRX, on July 25, 2014, filed a demand for arbitration with the American Arbitration Association to be conducted in New York, New York. On November 2, 2015, the Company and MedTRX signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved. The settlement terms provided for First Choice to pay MedTRX cash consideration of $500,000 upon signing of the settlement agreement, $650,000 cash paid over time in accordance with the terms and conditions of two non-interest bearing promissory notes – one for $550,000 and one for $100,000 – and 400,000 restricted shares of the Company’s Common Stock. On April 1, 2016, First Choice paid the notes in full.

Colin Halpern, a former member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. He received 35,000 shares of Common Stock as part of the settlement.

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

Our Real Estate Business

FCID Holdings, Inc.

Since December 2010, our wholly-owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operated our Company’s real estate interests. FCID Holding had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilizes 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company.

On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period.

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

Our Headquarters

Our corporate headquarters is located on the shore of the Indian River at 709 S. Harbor City Boulevard, Suite 530, Melbourne, Florida 32901 in Marina Towers. Our Internet website is www.myfchs.com.

Employees

As of December 31, 2015, we employed approximately 133 employees, which included 10 physicians and 7 physician assistants.

Annual Patient Visits

During the year ended December 31, 2015, our Medical Centers of Excellence managed approximately 100,000 patient visits.

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

We have only owned and operated our model Medical Center of Excellence, First Choice Medical Group, since 2012; and only recently acquired control of The B.A.C.K. Center, effective May 1, 2015, and of Crane Creek Surgery Center, effective October 1, 2015. Using our current Medical Centers of Excellence in Melbourne as our model “Localized Integrated Healthcare System,” we plan to replicate our model in targeted geographic markets, principally in the southeastern region of the U.S. Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance. To address these risks and uncertainties, we must do the following:

●     Successfully execute our business strategy to establish and extend the “First Choice Healthcare Solutions” brand and reputation as a profitable, well-managed enterprise committed to delivering quality and cost-effective healthcare primarily in parts of the southeastern United States and then pursue select other U.S. markets;

●     Respond to competitive developments;

●     Effectively and efficiently integrate new Medical Centers of Excellence into integrated healthcare systems;

●     Provide physicians with a compelling alternative to independent medical practice management or hospital employment; and

●     Attract, integrate, retain and motivate qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations may be materially and adversely affected.

If we do not meet the accounting requirements to treat the transactions with The B.A.C.K. Center and Crane Creek Surgery Center, as a Variable Interest Entity, or any future transaction, we will not be permitted to consolidate the results of operations of such entities with those of the Company.

The Company has determined that The B.A.C.K. Center and Crane Creek Surgery Center are each a Variable Interest Entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

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

In the event that either The B.A.C.K. Center or Crane Creek Surgery Center transaction fails to meet the FASB and ASC requirements for consolidation, it could have a material adverse effect on our business and results of operations.

Acquisitions involve risks that could adversely affect our business/internal controls.

As part of our growth strategy, First Choice Healthcare Solutions regularly considers strategic transactions, including acquisitions and V.I.E. transactions. For example, in 2015, the Company added The B.A.C.K. Center and Crane Creek Surgery Center to our integrated healthcare system in Melbourne, Florida with the expectation that these V.I.E. transactions will result in various benefits, including, among others, an expanded range of healthcare services to patients in the community, cost savings and increased profitability of the businesses by improving operating efficiencies. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the Company integrates its acquired companies in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and resources.

In addition, effective internal controls are necessary for the Company to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses is likely to result in First Choice’s systems and controls becoming increasingly complex and more difficult to manage.

The Company devotes significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, the Company cannot be certain that these measures will ensure that it designs, implements and maintains adequate control over its financial processes and reporting in the future, especially in the context of acquisitions or assuming management control over other businesses. Any difficulties in the assimilation of acquired businesses into the Company’s control system could harm its operating results or cause it to fail to meet its financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of First Choice’s stock and its access to capital.

We are implementing a strategy to grow our business by hiring additional physicians to create localized integrated healthcare systems comprised of Medical Centers of Excellence in select U.S. markets, which requires significant additional capital and may not generate income.

We intend to grow our business by hiring additional physicians to create Medical Centers of Excellence or to acquire well-established practices in select U.S. markets. We estimate the cost to create each additional Medical Center of Excellence to be approximately $4-5 million. Although we may raise funds through equity offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving sufficient revenues, despite our attempts to grow our business. If our growth strategies do not result in sufficient revenues and income, we may have to abandon our plans for further growth and/or cease operations, which could have a material and adverse effect on our business, prospects and financial condition.

In order to pursue our business strategy, we will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We may need to raise additional capital to pursue our business plan, which includes hiring additional physicians in order to expand our business operations and to acquire or develop new Medical Centers of Excellence and localized integrated healthcare systems. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not continue to improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our financial obligations.

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

We plan to rely on hiring additional physicians to create FCHS-branded Medical Center of Excellence as a method of expanding our business. If we do not successfully integrate such new Medical Centers of Excellence, we may not realize anticipated operating advantages and cost savings. The integration of these new Medical Centers of Excellence into our business operations involves a number of risks, including:

●	Demands on management related to the increase in our Company’s size with the establishment of each new Medical Center of Excellence, which is crucial to our business plan;

●	The diversion of management’s attention from the management of daily operations to the integration of operations of the new Medical Centers of Excellence;

●	Difficulties in the assimilation and retention of employees;

●	Potential adverse effects on operating results; and

●	Challenges in retaining patients from the new physicians.

Further, the successful integration of the new physicians will depend upon our ability to manage the new physicians and to eliminate redundant and excess costs. Difficulties in integrating new physicians may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve, which would harm our financial condition and operating results.

If we are unable to attract and retain qualified medical professionals, our ability to maintain operations at our existing Medical Centers of Excellence, attract patients or open new multi-specialty Medical Centers of Excellence could be negatively affected.

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

We depend upon our management team to a substantial extent. In particular, we depend upon Christian C. Romandetti, our Chairman, President and Chief Executive Officer, for his skills, experience and knowledge of our Company and industry contacts. The loss of Mr. Romandetti or other members of our management team could have a material adverse effect on our business, results of operations or financial condition.

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

In March 2010, President Barack Obama signed a healthcare reform measure, which provides healthcare insurance for approximately 30 million more Americans. The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively, the “PPACA”), which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018, substantially changes the way healthcare is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, and may significantly impact our industry. The PPACA requires, among other things, payment rates for services using imaging equipment that costs over $1 million to be calculated using revised equipment usage assumptions and reduced payment rates for imaging services paid under the Medicare Part B fee schedule. Many of the provisions of the PPACA will phase in over the course of the next several years, and we are unable to predict what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business.

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

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

●	federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare and other government programs that contain false or fraudulent information or from improperly retaining known overpayments;

●	a provision of the Social Security Act, commonly referred to as the “anti-kickback” law, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare;

●	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

●	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving federal payors;

●	provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicare and TRICARE for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

●	federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

●	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, or employing individuals who are excluded from participation in federally funded healthcare programs.

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

Numerous federal and state laws and regulations govern the collection, dissemination, use, security and confidentiality of individually identifiable health information. These laws include:

●	Provisions of HIPAA that limit how healthcare providers may use and disclose individually identifiable health information, provide certain rights to individuals with respect to that information and impose certain security requirements;

●	HITECH, which strengthens and expands the HIPAA Privacy Standards and Security Standards;

●	Other federal and state laws restricting the use and protecting the privacy and security of protected information, many of which are not preempted by HIPAA;

●	Federal and state consumer protection laws; and

●	Federal and state laws regulating the conduct of research with human subjects.

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

Our Company and our physicians are covered entities under HIPAA if we or our physicians provide services that are reimbursable under Medicare or other third-party payors (e.g., orthopedic services). Although the covered healthcare providers themselves are primarily liable for HIPAA compliance, as a “business associate” to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations. Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

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

Our current and future multi-specialty Medical Centers of Excellence will compete with medical clinics and other technologies currently under development. Presently we compete with other clinics and from hospitals, hospital-affiliated group entities and physician group practices.

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

After payments by commercial healthcare insurance companies or government programs, including Medicare and TRICARE, the remaining portion of the cost of medical care is paid by the patient. Some of our patients may not have the financial resources to pay for the services they receive at our Medical Centers of Excellence, or services they may receive at our future Centers, which are ultimately not reimbursed by their healthcare provider. Accordingly, our operating results may vary based upon the impact of changes in the disposable income of patients using our services, among other economic factors. A significant decrease in consumer disposable income in a weak economy may result in a decrease in the number of elective medical procedures performed by our current and future Centers, and a related decline in our revenues and profitability. In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable and collection experience.

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

Turbulence in the United States and international financial markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. Deterioration in market conditions could limit our ability, and the ability of our patients, to pay their bills timely, and access the capital markets to meet liquidity needs, resulting in material and adverse effects on our business, prospects, financial condition and results of operations.

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

Our Common Stock may not be actively traded, and the bid and ask prices for our Common Stock on the OTCQB, as our Common Stock is currently quoted, may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of healthcare services companies have been highly historically volatile and may be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our Common Stock:

●	changes in government regulation of the medical industry;

●	changes in reimbursement policies of third-party insurance companies, self-insured companies or government agencies;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	developments involving corporate collaborators, if any;

●	changes in accounting principles; and

●	the loss of any of our key physicians or management personnel.

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

We plan to reinvest all of our earning, to the extent we have earnings, in order to grow, market our services and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, you should not expect to receive cash dividends on our Common Stock.

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

Our current directors and officers currently have beneficial ownership of approximately 32% of our outstanding Common Stock. These significant stockholders therefore have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors, the approval of significant corporate transactions.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our Certificate of Incorporation (“Certificate”) and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate and bylaws:

●	limit who may call stockholder meetings;

●	do not provide for cumulative voting rights; and

●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

In financing our operations, we have issued warrants, including warrants to purchase up to 1,875,000 shares of our Common Stock at an exercise price of $3.60 and warrants to purchase up to 2,320,000 shares of our Common Stock at an exercise price of $1.35 per share. If these warrants are exercised, it could reduce the percentage ownership of our existing stockholders.

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

We maintain our principal office 709 S. Harbor City Boulevard, Suite 530, Melbourne, Florida, 32901-1932. Our current office space, including the space that occupies First Choice Medical Group’s medical operations, consists of 29,359 square feet spanning four floors in Marina Towers, which, until its sale in March 2016, was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings, Inc. (99%) and MTMC of Melbourne, Inc. (1%), both wholly-owned subsidiaries of our Company.

On January 20, 2016, we announced that we entered into a Purchase Agreement (the “Agreement”) to sell Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, the Agreement provides for the entire facility will be leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that will expire in 2026, and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. The sale and leaseback of Marina Towers was successfully completed on March 31, 2016.

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

On or about July 25, 2014, MedTRX Healthcare Solutions, LLC and MedTRX Collection Services, LLC (“MedTRX”) filed a demand for arbitration with the American Arbitration Association (“AAA”) against FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (collectively, “First Choice”). MedTRX claims that First Choice breached an exclusive five-year billing and collection agreement, dated December 9, 2011, (“Billing Agreement”) by engaging another billing service on or about June 1, 2014. MedTRX also claims that First Choice failed to pay for services that MedTRX had performed prior to June 1, 2014, leaving a balance due of $93,280.84. MedTRX claims total damages of “not less than $3 million.” On or about September 15, 2014, First Choice served its Answering Statement and Counterclaims (“Answering Statement”). In the Answering Statement, First Choice denied all liability to MedTRX due to MedTRX’s numerous material breaches of the Billing Agreement and asserted two counterclaims for fraudulent inducement and negligence against MedTRX. On July 18, 2015, the arbitrator granted the Company’s request to withdraw its Answer and Counterclaims and deemed the Company to have denied only the amount of damages claimed by MEDTRX. On November 2, 2015, the Company and MedTRX signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved. The settlement terms provided for First Choice to pay MedTRX cash consideration of $500,000 upon signing of the settlement agreement, $650,000 cash paid over time in accordance with the terms and conditions of two non-interest bearing promissory notes – one for $550,000 and one for $100,000 – and 400,000 restricted shares of the Company’s Common Stock. We paid the notes in full on April 1, 2016. Colin Halpern, a former member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. He received 35,000 shares of Common Stock as part of the settlement.

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

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years as reported by the OTCQB):

2015	High	Low
First Quarter	$1.21	$0.54
Second Quarter	$1.50	$1.00
Third Quarter	$1.45	$1.02
Fourth Quarter	$1.39	$0.73

2014	High	Low
First Quarter	$3.50	$1.19
Second Quarter	$2.92	$1.40
Third Quarter	$1.75	$0.81
Fourth Quarter	$1.32	$1.00

The above information was obtained from NASDAQ.com. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of April 12, 2016, we had approximately 115 individual shareholders of record of our Common Stock, and the closing sales price on that date for our Common Stock was $0.89 per share. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.” The Company estimates that the total number of beneficial owners of our Common Stock is 570 individuals.

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

On December 14, 2015, First Choice – Brevard and the Lender entered into a Modification Agreement further amending the Loan Agreement dated June 13, 2013, thereby increasing the Company’s accounts receivable line of credit from $2,000,000 to $2,500,000; and extended the maturity date of the Loan Agreement to June 30, 2017 (“New Maturity Date”). Further, the Company agreed to maintain an outstanding balance of not less than $1,000,000 until the New Maturity Date (“Minimum Borrowing”) and provide sixty (60) days written notice to prepay up to $1,000,000 of the outstanding indebtedness in excess of the Minimum Borrowing.

 In consideration of the $500,000 increase in the accounts receivable line of credit, the Company issued to the Lender 100,000 shares of its Common Stock, which were issued pursuant to an exemption to the registration requirements of the Securities Act of 1933, as amended. The $500,000 increase may be repaid by the Company at any time, and is not subject to the conversion provisions set forth in the Loan Agreement.

All of the other terms and conditions of the Loan Agreement, as amended, remain in full force and effect.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

As of December 31, 2015 and December 31, 2014, the outstanding balance was $2,150,000 and $1,237,000, respectively.

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

Other Common Stock Issuances

On November 2, 2015, pursuant to a securities purchase agreement, the Company sold 129,630 shares of Common Stock to an investor for an aggregate purchase price of $175,000 (the “Shares”). The investor also received a five-year warrant to purchase 129,630 shares of the Company’s Common Stock at an exercise price of $1.35 per share (the “Warrant”). The Shares and Warrant were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2015, the Company issued an aggregate of 1,559,178 shares of its Common Stock to officers, employees and service providers at an aggregate fair value of $1,683,776.

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

Rental Revenue

Since December 2010, our wholly-owned subsidiary, FCID Holdings, Inc. (“FCID Holdings”) operated our Company’s real estate interests. FCID Holding had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilizes 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company.

On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period.

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

Variable Interest Entities

The B.A.C.K. Center

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits The initial term of the Agreement expires on December 31, 2016, with an option by the Company to extend the term until December 31, 2023. The Company issued 3,000,000 options to purchase the Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with TBD Holdings and the Variable Interest Entity, and The B.A.C.K. Center being acquired by the Company. The options expire on December 31, 2023.

The Company has determined that The B.A.C.K. Center is a Variable Interest Entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

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

Crane Creek Surgery Center

On November 2, 2015, First Choice Healthcare Solutions, Inc. (the “Company”), a diversified holding company focused on delivering clinically superior, patient-centric, multi-specialty care through state-of-the-art medical centers of excellence, announced that its newly formed, wholly-owned subsidiary, CCSC Holdings, Inc. (“CCSC Holdings”), acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for cash consideration of $560,000. Crane Creek is an AAAHC accredited facility dedicated to delivering excellent, ambulatory surgical care in a convenient, comfortable outpatient environment.

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

Together, CCSC Holdings and TBC Group own 75% interest in Crane Creek. In accordance with the Crane Creek Restated and Amended Operating Agreement, CCSC Holdings will exercise sufficient control over the business of Crane Creek that will allow First Choice to treat it as a variable interest entity effective October 1, 2015. The Company has the power to make decisions that most significantly affect the economic performance of Crane Creek and to absorb significant losses or right to receive benefits that could potentially be significant. As a result, the Company will include the financial results of the VIE in its consolidated financial statements in accordance with generally accepted accounting principles.

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

 Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and fledging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has conversion provisions based on a discount the market price of the Company’s Common Stock.

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

Results of Operations

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

The following is a discussion of the results of operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenues

Total revenue was $19,517,664 for the 12 months ended December 31, 2015, rising 141% from $8,102,602 in the prior year. Net patient service revenue, less provision for bad debts of $654,809, accounted for $17,770,697 of total revenue in 2015, and rental revenue was $1,746,967. This compared to net patient service revenue of $7,053,603 and rental revenue of $1,048,999 for the 12 months ended December 31, 2014. The increase in total revenue was largely attributable to the revenue contributions of The B.A.C.K. Center and Crane Creek Surgery Center, which were VIE transactions that became effective May 1, 2015 and October 1, 2015, respectively.

Operating Expenses

Operating expenses include the following:

	Year Ended 12/31/2015	Year Ended 12/31/2014
Salaries and Benefits	$9,337,740	$4,761,573
Other operating expenses	2,099,568	1,897,780
General and administrative	7,144,538	2,434,259
Litigation Settlement	2,017,208	—
Depreciation and amortization	852,985	552,084
Total operating expenses	$21,452,039	$9,645,696

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs; costs related to the MedTRX legal settlement; depreciation and amortization; and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Due to the growth of our integrated healthcare system in Melbourne, Florida, salaries and benefits increased 96% to $9,337,740 for the year ended December 31, 2015 compared to $4,761,573 for the year ended December 31, 2014. For the same reason, other operating expenses increased 11% to $2,099,568 from $1,897,780.

General and administrative expenses for the year ended December 31, 2015 increased 193% to $7,144,538 compared to $2,434,259, an increase primarily attributable to expenses related to the aforementioned VIE transactions and subsequent integration of The B.A.C.K. Center and Crane Creek Surgery Center into our Melbourne system during 2015. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales. One-time costs associated with our November 2015 legal settlement with MedTRX, including all related legal expenses, totaled $2,017,208. Depreciation and amortization increased 55% from $552,084 for the year ended December 31, 2014 to $852,985 for the year ended December 31, 2015.

Net Income (Loss) on Operations

The loss from operations for the year ended December 31, 2015 increased 25% to $1,934,375, which compared to a loss from operations of $1,543,094 for the prior year. As reflected in the chart below, notwithstanding one-time and non-cash expenses totaling $5,215,120 for the 12 months in 2015, which included stock-based compensation, one-time litigation settlement expenses, depreciation and amortization, adjusted income from operations totaled $3,280,745. This compared to adjusted income from operations of $6,740 after factoring $1,549,834 in non-cash stock-based compensation, depreciation and amortization recorded for the full year 2014.

	Year Ended 12/31/2015	Year Ended 12/31/2014
Loss from Operations	$(1,934,375)	$(1,543,094)
Stock-Based Compensation	2,344,927	997,750
Litigation Settlement	2,017,208	—
Depreciation and amortization	852,985	552,084
Adjusted Income from Operations	$3,280,745	$6,740

Interest Expense

Interest expense increased 41% to $1,220,980 for the year ended December 31, 2015, which compared to $866,701 for the year ended December 31, 2014. The higher interest expense was largely a result of higher corporate interest expenses attributable to our borrowings to grow our integrated healthcare system in Melbourne, Florida.

Net Loss

As a result of all the above, the net loss for the 12 months ended December 31, 2015 totaled $3,421,841, a 37% increase over the net loss of $2,489,539 reported for the prior year, ended December 31, 2014.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The following are the revenues, operating expenses and net income (loss) by segment for the years ended December 31, 2015 and December 31, 2014. The significant fluctuations in the line items are described above.

Summary Statement of Operations for the year ended December 31, 2015:

	Marina	FCID	Brevard	The Crane		Intercompany
	Towers	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$7,537,761	$9,108,139	$1,124,797	$—	$—	$17,770,697
Rental revenue	1,558,083	—	681,227		—	(492,343)	1,746,967
Total Revenue	1,558,083	7,537,761	9,789,366	1,124,797	—	(492,343)	19,517,664

Operating expenses:
Salaries & benefits	12,000	3,421,210	4,084,312	311,450	1,508,768	—	9,337,740
Other operating expenses	443,367	1,861,195	—	287,349	—	(492,343)	2,099,568
General and administrative	112,920	1,246,383	3,738,436	111,009	1,935,790	—	7,144,538
Litigation settlement	—	401,958	—	—	1,615,250	—	2,017,208
Depreciation and amortization	278,611	266,025	18,404	55,749	234,196	—	852,985
Total operating expenses	846,898	7,196,771	7,841,152	765,557	5,294,004	(492,343)	21,452,039

Net income (loss) from operations:	711,185	340,990	1,948,214	359,240	(5,294,004)	—	(1,934,375)

Interest expense	(442,505)	(243,531)	(20,621)	(10,545)	(503,778)	—	(1,220,980)
Amortization of financing costs	(57,348)	(10,582)	(7,903)	—	—	—	(75,833)
Other income (expense)	23,469	—	—	3,554	—	—	27,023

Net Income (loss) before income taxes:	234,801	86,877	1,919,690	352,249	(5,797,782)	—	(3,204,165)

Income taxes	—	—	—	—	—	—	—

Net income (loss)	234,801	86,877	1,919,690	352,249	(5,797,782)	—	(3,204,165)

Non-controlling interest	—	—	—	(217,676)	—	—	(217,676)

Net income (loss) attributable to First Choice Healthcare Solutions	$234,801	$86,877	$1,919,690	$134,573	$(5,797,782)	$—	$(3,421,841)

Summary Statement of Operations for the year ended December 31, 2014:

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Revenue:
Net patient service revenue	$—	$7,053,603	$—	$—	$7,053,603
Rental revenue	1,483,948	—	—	(434,949)	1,048,999
Total Revenue	1,483,948	7,053,603	—	(434,949)	8,102,602

Operating expenses:
Salaries and benefits	12,000	3,733,140	1,016,433	—	4,761,573
Other operating expenses	430,041	1,902,688	—	(434,949)	1,897,780
General and administrative	89,359	1,168,826	1,176,074	—	2,434,259
Depreciation and amortization	276,666	256,318	19,100	—	552,084
Total operating expenses	808,066	7,060,972	2,211,607	(434,949)	9,645,696

Net income (loss) from operations:	675,882	(7,369)	(2,211,607)	—	(1,543,094)

Interest expense	(451,962)	(225,427)	(189,312)	—	(866,701)
Amortization of financing costs	(57,348)	(25,396)	—	—	(82,744)
Other income (expense)	3,000	—	—	—	3,000

Net Income (loss):	169,572	(258,192)	(2,400,919)	—	(2,489,539)

Income taxes	—	—	—	—	—

Net income (loss)	169,572	(258,192)	$(2,400,919)	$—	$(2,489,539)

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $1,594,998; restricted cash of $359,414 and accounts receivable totaling $6,623,894. This compared to cash of $279,087, restricted cash of $318,259 and accounts receivable of $1,804,636 as of the end of 2014. For the 12 months ended December 31, 2015, net cash provided by our operating activities increased 233% to $483,930 as compared to net cash used in our operating activities of $363,937 in the prior year.

Net cash provided from our investing activities grew to $88,912 in 2015, compared to net cash used by our investing activities of $145,225 in 2014. The increase was largely attributable to the cash held by The B.A.C.K. Center, which was $843,996 as of December 31, 2015, offset by acquisition and new equipment costs.

Net cash provided by our financing activities in 2015 rose 1,414% to $743,069 from $49,091 in the previous year. The cash flows provided by our financing activities were the result of the following:

	Year Ended 12/31/2015	Year Ended 12/31/2014
Proceeds from advances	$474,488	$224,000
Proceeds from notes payable, related party	420,000	—
Proceeds from Common Stock subscription	175,000	—
Proceeds from line of credit	447,562	587,000
Net payments on notes payable	(773,981)	(761,909)
Net cash provided by financing activities	$743,069	$49,091

CT Capital, Ltd. Line of Credit

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

On December 14, 2015, First Choice-Brevard entered into a Modification Agreement (“Modification”) amending the Loan and Security Agreement dated June 13, 2013. The Modification Agreement increased the Company’s accounts receivable line of credit from $2,000,000 to $2,500,000 and extended the maturity date of the Loan Agreement to June 30, 2017 (“Maturity Date”). In addition, the Company agreed to maintain an outstanding balance of not less than $1,000,000 until the Maturity Date (“Minimum Borrowing”) and provide sixty (60) days prior written notice to prepay up to $1,000,000 of the outstanding indebtedness in excess of the Minimum Borrowing. All of the other terms and conditions of the Loan Agreement remain in full force and effect.

In consideration of the $500,000 increase in the accounts receivable line of credit, the Company agreed to issue to CT 100,000 shares of its Common Stock. The $500,000 increase may be repaid by the Company at any time, and is not subject to the conversion provisions set forth in the Loan Agreement.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

As of December 31, 2015 and 2014, the outstanding balance was $2,150,000 and $1,237,000, respectively.

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

The Loan was modified on April 9, 2013, allowing a temporary increase to $1,383,000 and allowing for a one-time draw of up to $995,000 to be distributed to the shareholders for the purposes of financing the capitalization of TBC Equipment Leasing, LLC. The one-time draw was repaid within 45 days and the availability under the Loan returned to $1,000,000. The modification allows for an interest rate of one month Libor floating plus 2.75%, as published in The Wall Street Journal, with a floor of 2.96% per annum (2.96% at December 31, 2015 and 2014, respectively).

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of December 31, 2015, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of December 31, 2015, the outstanding balance on the Loan was $428,645.

Sale and Leaseback of Marina Towers

Subsequent to the end of 2015, the Company’s wholly owned subsidiary, Marina Towers, LLC, completed the sale and leaseback of its 78,000 square foot office building, Marina Towers, to Global Medical REIT, Inc. for a sales price of $15.45 million. The net proceeds to the Company after factoring total closing costs of approximately $7.45 million was approximately $8 million. In addition, the entire facility, which houses FCHS’ corporate headquarters and its Medical Center of Excellence, First Choice Medical Group, will be leased back to the Company’s wholly-owned subsidiary, Marina Towers, LLC, via a 10-year absolute triple-net master lease agreement that will expire in 2026, and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period.

Currently, we are actively engaged in identifying and pursuing discussions with prospective acquisitions in key target markets — with those being largely in the southeastern U.S. Over the next 12 months, we expect to incur significant capital costs to further develop and expand our medical operations. We expect to need additional capital of approximately $6-$10 million to fund the expansion of our operations in 2016. However, there can be no assurance that we will be able to negotiate acceptable terms for, or find suitable candidates for, such acquisition.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Contractual Obligations

At December 31, 2015, we had certain obligations and commitments under our loans and leases totaling $22,444,581 as follows:

	Total	2016	2017	2018	2019 and Later
Leases	$14,768,504	$3,948,860	$3,931,214	$3,444,209	$3,444,221
Loans	7,676,077	7,627,273	32,208	16,596
Total	$22,444,581	$11,576,133	$3,963,422	$3,460,805	$3,444,221

However, with the sale and leaseback of our real estate holding, Marina Towers, our obligations and commitments under our loans and leases changed. As of March 31, 2016, our obligations and commitments totaled $27,000,412 as follows:

	Total	2016	2017	2018	2019 and Later
Leases	$26,459,605	$4,777,366	$5,035,889	$4,548,884	$12,097,466
Loans	540,807	492,003	32,208	16,596	-0-
Total	$27,000,412	$5,269,369	$5,068,097	$4,565,480	$12,097,466

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our financial statements are contained in pages F-1 through F-32, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015 and had concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2015, based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since
Christian C. Romandetti	55	President, Chief Executive Officer and Director	December 2010
Donald A. Bittar	74	Director & Interim Chief Financial Officer, Treasurer and Secretary	December 2010

Christian “Chris” Romandetti — Chairman, President and Chief Executive Officer

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

Since 2003 through to the present, Mr. Romandetti has been the Managing Member of Marina Towers, LLC, which is now a wholly owned subsidiary of First Choice Healthcare Solutions; and the Managing Member of C&K, LLC, a property holding company. Since 2007, he has also lent his business building expertise to medical practices and MRI centers as a professional business consultant to the healthcare industry. Previously, he was a founding director of Sunrise Bank, a community bank serving local businesses in Florida’s Space Coast and served as an executive officer for numerous companies in the real estate, marine, automotive and construction products industries.

Donald A. Bittar — Director and Chief Financial Officer

In December 2010, Mr. Bittar was appointed as the Company’s CFO, Treasurer and Secretary and a member of the Board of Directors. In November 2014, he briefly retired from his role as First Choice’s CFO, but returned in March 2015. Mr. Bittar brings our Company more than 30 years’ experience working with companies as an officer, board member and consultant. Before joining the First Choice leadership team, he served as President and Chairman of Associated Mortgage of North America and President of DA Bittar and Associates, Inc., a management and technology consulting firm that he founded in 1980. From 1969 to 1980, he was Chairman, President and CEO of Marine Telephone, Inc.

At the age of 22, Mr. Bittar was recognized as one of the youngest individuals in history at that time to earn a broker dealer license, subsequently leading Bittar Securities, a stock brokerage firm based on Wall Street in New York City. Among other notable career accomplishments, he served as a project manager at General Electric, tasked with developing and implementing Medinet, the nation’s first shared hospital information system, which was deployed in New York University Hospital, Bellevue Hospital and Mass General. At Western Union, he succeeded in introducing the nation’s first barcode application for use at New York University Hospital, and pioneered one of the first automated medical record management systems to better manage inner city pediatric patients for Bellevue Hospital.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2015, the Board of Directors held 25 meetings. Each meeting was attended by all of the members of the Board.

Committees of the Board of Directors

There are currently no committees of the Board of Directors.

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

Shareholder Recommendations for Board Nominees

The Board does not have a Governance or Nominating Committee that is tasked with identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of shareholders. Until such committee is formed, the shareholder recommendations for Board nominees would be directed to the entire Board, who will consider the qualifications of the person recommended based on a variety of factors, including:

●	the appropriate size and the diversity of our Board;

●	our needs with respect to the particular talents and experience of our directors;

●	the knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	experience with accounting rules and practices;

●	whether such person qualifies as an “audit committee financial expert” pursuant to the SEC Rules;

●	appreciation of the relationship of our business to the changing needs of society; and

●	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

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

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer and Chief Financial Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.myfchs.com.

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

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)(1)	Total Compensation ($)
Christian C. Romandetti	2015	262,500	625,000	314,700	12,196	1,214,396
President, CEO & Director	2014	250,000	50,000	300,000	23,076	623,076

Donald A. Bittar, CFO,	2015	73,280		95,700		168,980
Secretary, Treasurer & Director	2014	36,750		150,000		186,750

(1)	Consists of provision of an automobile, computer equipment and reimbursement of business expenses.

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

Upon the expiration of the initial five-year term, the Employment Agreement shall automatically be extended for additional terms of one year each unless either party gives 90-day prior written notice of non-renewal. In addition, Mr. Romandetti’s Employment Agreement provides that, upon Mr. Romandetti’s death, disability, termination for any reason other than “Cause” (as such term is defined in the Employment Agreement) or resignation for “Good Reason” (as such term is defined in the Employment Agreement), the Company will pay to Mr. Romandetti 12 months of his annual base salary at the time of separation in accordance with the Corporation’s usual payroll practices and in case of disability additionally the payment on a prorated basis of any bonus or other payments earned in connection with the Company’s then-existing bonus plan in place at the time of such termination. Finally, Mr. Romandetti is subject to standard non-compete and non-solicit covenants during the course of his employment and for a period of 12 months after the date that he is no longer employed by the Company.

Compensation of Directors

The following table sets forth the compensation paid our Board of Directors in fiscal 2015:

Name	Shares (#)	Shares ($)
Donald A. Bittar	60,000	$52,200
Christian C. Romandetti	60,000	52,200
Total		$104,400

Outstanding Equity Awards at 2015 Fiscal Year-End

The Company had no outstanding equity awards as of December 31, 2015.

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

The following table sets forth information as of April 12, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1) (2)	Percent of Class
Christian C. Romandetti (3) (10)	6,706,559	28.36%
Donald A. Bittar (4) (10)	816,666	3.45%
All Executive Officers and Directors as a Group (2 Individuals)	7,523,225	31.81%

CT Capital, Ltd. (5)	2,666,667	10.13%
Hillair Capital Investments L.P. (6) (8)	2,320,000	8.93%
MedTRX Provider Network, LLC (7) (9)	2,275,000	8.91%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 23,648,983 shares of Common Stock issued and outstanding as of April 12, 2016.

(3)	Of the reported securities, 5,750,000 shares are owned by Romandetti Family Trust, 746,557 shares are owned by Mr. Romandetti and 210,000 shares are owned by Mr. Romandetti’s wife. Mr. Romandetti disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(4)	Includes 160,000 shares of Common Stock owned by Mr. Bittar’s wife.

(5)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, CT Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. As of April 12, 2016, $2,500,000 was outstanding under the line of credit. At any time up until December 31, 2016, CT Capital may convert all or any portion of the outstanding principal amount – up to $2,000,000 – or interest on the loan into our Common Stock at a price equal to $0.75 per share. For purposes of percent ownership calculation, we have assumed that $2,000,000 was converted into our Common Stock at a price of $0.75 per share. The address of CT Capital, Ltd. is 6300 NE First Avenue, Suite 201, Fort Lauderdale, Florida 33334.

(6)	Comprised of a cashless warrant to purchase 2,320,000 shares of Common Stock that may be exercised on or prior to the close of business on November 8, 2018 at an exercise price of $1.35 per share. For purposes of percent ownership calculation, we have assumed that the warrant was exercised at an exercise price of $1.35 per share.

(7)	Comprised of 400,000 shares of restricted Common Stock issued in the legal settlement; and a cash warrant to purchase 1,875,000 shares of Common Stock that may be exercised on or prior to the close of business on December 23, 2018 at $3.60 per share. For purposes of percent ownership calculation, we have assumed that the warrant was exercised at an exercise price of $3.60 per share.

(8)	330 Primrose Road, Suite 660, Burlingame, CA 94010. Hillair Capital Management LLC serves as the investment manager of Hillair Capital Investments LP and, as such, Hillair Capital Management LLC has the voting and dispositive power with respect to the securities held by Hillair Capital Investments LP. As manager of Hillair Capital Management LLC, each of Sean McAvoy, Scott Kaufman and Neal Kaufman also shares voting and investment power on behalf of Hillair Capital Investments LP.

(9)	1 Kalisa Way, Suite 201, Paramus, New Jersey 07652.

(10)	c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which we are authorized to issue shares of our Common Stock, aggregated as follows:

●     All compensation plans previously approved by security holders; and

●     All compensation plans not previously approved by security holders.

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

Terms and Conditions of Options Pursuant to the 2011 Incentive Stock Plan

Options granted under the Plan shall be subject to the following conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Plan committee shall deem desirable:

●	Option Price. The purchase price of each share of Stock purchasable under an incentive option shall be determined by the Plan committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined below) of such share of Stock on the date the option is granted; provided , however , that with respect to an Optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the United States Internal Revenue Code of 1986 (the “Code)) more than 10% of the total combined voting power of all classes of stock of the Company or of any subsidiary, the purchase price per share of Stock shall be at least 110% of the Fair Market Value per share of Stock on the date of grant. The purchase price of each share of Stock purchasable under a nonqualified option shall not be less than 100% of the Fair Market Value of such share of Stock on the date the option is granted. The exercise price for each option shall be subject to adjustment as provided in the Plan. “Fair Market Value” means the fair market value of the Company’s issued and outstanding Stock as determined in good faith by the Plan committee. In no event shall the purchase price of a share of Stock be less than the minimum price permitted under the rules and policies of any national securities exchange on which the shares of Stock are listed.

●	Option Term. The term of each option shall be fixed by the Plan committee, but no option shall be exercisable more than ten years after the date such option is granted and in the case of an Incentive Option granted to an Optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of stock of the Company or of any subsidiary, no such incentive option shall be exercisable more than five years after the date such incentive option is granted.

●	Exercisability. Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Plan committee at the time of grant; provided , however , that in the absence of any option vesting periods designated by the Plan committee at the time of grant, options shall vest and become exercisable as to one-tenth of the total number of shares subject to the option on each of the three month anniversary of the date of grant; and provided further that no options shall be exercisable until such time as any vesting limitation required by Section 16 of the Exchange Act, and related rules, shall be satisfied if such limitation shall be required for continued validity of the exemption provided under Rule 16b-3(d)(3).

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

For purposes of the Plan, unless otherwise defined in an employment or consulting agreement between the Company and the relevant Optionee, a Change in Control shall be deemed to have occurred if:

●	a tender offer (or series of related offers) shall be made and consummated for the ownership of 50% or more of the outstanding voting securities of the Company, unless as a result of such tender offer more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to the commencement of such offer), any employee benefit plan of the Company or its subsidiaries, and their affiliates;

●	the Company shall be merged or consolidated with another corporation, unless as a result of such merger or consolidation more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to such transaction), any employee benefit plan of the Company or its subsidiaries, and their affiliates;

●	the Company shall sell substantially all of its assets to another corporation that is not wholly owned by the Company, unless as a result of such sale more than 50% of such assets shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to such transaction), any employee benefit plan of the Company or its subsidiaries and their affiliates; or a Person (as defined below) shall acquire 50% or more of the outstanding voting securities of the Company (whether directly, indirectly, beneficially or of record), unless as a result of such acquisition more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of the Company (as of the time immediately prior to the first acquisition of such securities by such Person), any employee benefit plan of the Company or its subsidiaries, and their affiliates.

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

Description of Securities

First Choice Healthcare Solutions has 100,000,000 Common Stock, par value $0.001 per share, authorized for issuance and 1,000,000 Preferred Stock, par value $0.10 per share, authorized for issuance. As of April 12, 2016, there were 23,648,983 shares of Common Stock issued and outstanding. There were zero (0) shares of Preferred Stock that are issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Guggenheim Life and Annuity Company

On August 12, 2011, Marina Towers, LLC, a Florida limited liability company (“Marina Towers”) an indirect and wholly-owned subsidiary of Medical Billing Assistance, Inc., a Colorado company (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Guggenheim Life and Annuity Company, a Delaware life insurance company (“Guggenheim”). The closing and funding of the Loan occurred on August 15, 2011 (the “Closing Date”). Under the Loan Agreement, Guggenheim has committed to make a loan in the aggregate amount of $7,550,000.00 to Marina Towers with an interest rate of 6.10% per annum (the “Loan”). The maturity date of the Loan is September 16, 2016 (the “Maturity Date”). The Loan is evidenced by that certain Consolidated, Amended and Restated Promissory Note, dated August 12, 2011 (the “Note”) and is secured primarily by: (i) that certain first priority Consolidated, Amended and Restated Mortgage and Security Agreement, dated August 12, 2011, encumbering the real and personal property (the “Property”) of Marina Towers (the “Mortgage”); and (ii) that certain first priority Assignment of Leases and Rents, dated August 12, 2011, from Marina Towers, as assignor, to Guggenheim as assignee, pursuant to which Marina Towers assigned to Guggenheim all of Marina Towers’ right, title and interest in and to certain leases and rents as security for the Loan.

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

On March 31, 2016, the Company completed the sale and leaseback of Marina Towers. Global Medical REIT Inc. purchased the building and land for $15.45 million. In addition, the entire facility, which houses the Company’s corporate headquarters and its Medical Center of Excellence, First Choice Medical Group, was leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that will expire in 2026, and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In association with the sale of Marina Towers, the loan was fully repaid.

Director Independence

Currently, none of our directors qualify as independent directors under the NASDAQ listing standards and Rule 10A3 and Rule 10C-1 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent auditor, RBSM LLP, billed an aggregate of $232,657 for the year ended December 31, 2015 audit and the quarterly reviews for the year ended December 31, 2015. RBSM LLP billed $59,000 for the December 31, 2014 audit, quarterly reviews for the year ended December 31, 2014 and audit related fees. In addition, $7,000 and $6,000 was billed for tax services in 2015 and 2014, respectively. Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed for professional services associated with the auditing of The B.A.C.K. Center and Crane Creek Surgery Center.

	2015	2014
Audit Fees	$81,001	$53,000
Audit-Related Fees	—	—
Tax Fees	7,000	6,000
All Other Fees	144,656	—
Total	$232,657	$59,000

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.1(b)	Certificate of Merger between First Choice Healthcare Solutions, Inc., a Delaware and surviving corporation and Medical Billing Assistance, Inc., a Colorado corporation. (incorporated by reference to Exhibit 3.1(B) to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

Exhibit No.	Description

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Annex E to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.1	Share Exchange Agreement dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.5	Loan Agreement dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Guaranty Agreement dated as of August 12, 2011, made by Christian C. Romandetti for the benefit of Guggenheim (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.8	Common Stock Warrant issued December 23, 2011, to MedTrx Provider Network, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2012)

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2012)

10.10	Agreement and Plan of Merger made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.11	Membership Interest Purchase Closing Agreement between Seller, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.12	Management Services Agreement between FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.13	Loan Agreement dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.14	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.15	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

Exhibit No.	Description

10.16(a)	Guaranty dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.16(b)	Guaranty dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.17	Securities Purchase Agreement made as of December 14, 2012, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $203,500 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18	Securities Purchase Agreement made as of February 19, 2013, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $103,500 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.19	Securities Purchase Agreement made as of August 14, 2013, for the sale of an 8% convertible note in the principal amount of $153,500, with note as an exhibit thereto (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.20	Agreement, dated as of May 1, 2013, between MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.21	Loan and Security Agreement dated as of June 13, 2013, by and between CT Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.21(a)	Agreement to Modify Loan Interest Rate and Consent to FCHS Secured Debt Issuance, dated June 13, 2013, by and between CT Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.22	Form of Membership Interest Purchase Agreement dated August 28, 2013, by and between the Company and the sellers of the membership interests in MedTech Diagnostics LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.23	License Agreement dated August 28, 2013, by and between Donald Bittar and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.24	Amendment to Loan Agreement dated as of August 28, 2013, by and among MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.25	Form of Securities Purchase Agreement dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

Exhibit No.	Description

10.26	Form of Common Stock Purchase Warrant dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.27	Form of Debenture dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.28	Form of Security Agreement dated as of November 8, 2013, between Hillair Capital Investments, L.P., the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.28(a)	Form of Subsidiary Guarantee dated as of November 8, 2013, to the Securities Purchase Agreement, dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.29	Loan Agreement dated May 17, 2012 between HS Real Company, LLC and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.29(a)	Promissory Note dated May 17, 2012, to HS Real Company, LLC (incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.29(b)	Amendment to Loan Agreement dated August 5, 2012, with HS Real Company LLC, and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.30	Employment Agreement dated March 20, 2014, between the Company and Christian Charles Romandetti (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.31	Operating and Control Agreement as of May 5, 2015, between the Company and Brevard Orthopaedic Spine & Pain Clinic, Inc.

10.32	Form of Common Stock Option Purchase dated as of May 5, 2015, issued to the principals of Brevard Orthopaedic Spine & Paine Clinic, Inc. +

10.33	Modification Agreement, dated June 9, 2015, between the Company and CT Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2015).

10.34	Modification Agreement, dated December 14, 2015, between the Company and CT Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 18, 2015).

10.35	Membership Purchase Agreement dated as of October 1, 2015, by and between Crane Creek Surgical Partners, LLC, CCSC Holdings, Inc., a wholly-owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC. +

10.36	Second Amended and Restated Operating Agreement dated October 1, 2015, between CCSC Holdings, Inc., a wholly owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC.+

Exhibit No.	Description

10.37	Lease Agreement dated March 31, 2016, between GMR Melbourne, LLC and Marina Towers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 4, 2016.)

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)
21.1	List of Subsidiaries +

31.1	Certification of CEO pursuant to Sec. 302+
31.2	Certification of CFO pursuant to Sec. 302+
32.1	Certification of CEO pursuant to Sec. 906+
32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT+
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+
+filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: April 14, 2016	By:	/s/ Christian Charles Romandetti
Christian Charles Romandetti
President and Chief Executive Officer

Dated: April 14, 2016	By:	/s/ Donald A. Bittar
Donald A. Bittar
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Choice Healthcare Solutions, Inc.

We have audited the accompanying consolidated balance sheets of First Choice Healthcare Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Choice Healthcare Solutions, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, New York

April 14, 2016

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of Year ended December 31,
	2015	2014
ASSETS
Current assets
Cash (amounts related to VIE of $1,556,303 and $-0-)	$1,594,998	$279,087
Cash-restricted	359,414	318,259
Accounts receivable, net (amounts related to VIE of $4,544,308 and $-0-)	6,623,894	1,804,636
Employee loans (amounts related to VIE of $636,293 and $-0-)	672,293	—
Prepaid and other current assets (amounts related to VIE of $183,465 and $-0-)	316,773	153,296
Capitalized financing costs, current portion (amounts related to VIE of $1,317 and $-0-)	39,533	68,370
Total current assets	9,606,905	2,623,648

Property, plant and equipment, net of accumulated depreciation of $3,075,648 and $2,472,111 (amounts related to VIE of $773,808 and $-0-)	8,613,502	8,294,298

Other assets
Goodwill (amount relating to VIE of $899,465 and $-0-)	899,465	—
Deferred costs, net of amortization of $215,096	3,011,331	—
Capitalized financing costs, long term portion	—	37,775
Patient list, net of accumulated amortization of $75,000 and $55,000	225,000	245,000
Patents, net of accumulated amortization of $38,200 and $19,100	248,300	267,400
Investments (amounts related to VIE of $16,914 and $-0-)	16,914	—
Deposits	2,571	2,571
Total other assets	4,403,581	552,746

Total assets	$22,623,988	$11,470,692

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $2,319,056 and $-0-)	$3,937,244	$1,457,275
Accounts payable, related party (amount related to VIE of $251,588 and $-0-)	251,588	—
Stock based payable	1,198,900	537,750
Advances	43,082	224,000
Settlement payable	600,000	—
Line of credit, short term (amount related to VIE of $416,888 and $-0-)	2,566,888	1,237,000
Convertible note payable, short term portion	—	2,148,835
Note payable, related party, current portion (amount related to VIE of $428,645 and $-0-)	428,645
Notes payable, current portion	7,652,941	732,791
Unearned revenue	42,704	38,763
Deferred rent, short term portion (amount related to VIE of $118,810 and $-0-)	118,810	—
Total current liabilities	16,840,802	6,376,414

Long term debt:
Deposits held	67,432	72,901
Notes payable, long term portion	535,822	8,184,560
Deferred rent, long term portion (amount related to VIE of $2,141,199 and $-0-)	2,141,199	—
Total long term debt	2,744,453	8,257,461
Total liabilities	19,585,255	14,633,875

Commitments and contingencies	—	—

Equity (deficit)
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,867,626 and 17,951,055 shares issued and outstanding as of December 31, 2015 and 2014, respectively	22,868	17,951
Common stock subscription	175,000	—
Additional paid in capital	21,196,792	12,671,942
Accumulated deficit	(19,274,917)	(15,853,076)
Total stockholders' equity (deficit) attributable to First Choice Healthcare Solutions, Inc.	2,119,743	(3,163,183)
Non-controlling interest (note 15)	918,990	—
Total equity (deficit)	3,038,733	(3,163,183)
Total liabilities and equity (deficit)	$22,623,988	$11,470,692

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Revenues:
Patient Service Revenue	$18,425,506	$7,966,385
Provision for bad debts	(654,809)	(912,782)
Net patient service revenue less provision for bad debts	17,770,697	7,053,603
Rental Revenue	1,746,967	1,048,999
Total Revenue	19,517,664	8,102,602

Operating expenses:
Salaries and benefits	9,337,740	4,761,573
Other operating expenses	2,099,568	1,897,780
General and administrative	7,144,538	2,434,259
Litigation settlement	2,017,208	—
Depreciation and amortization	852,985	552,084
Total operating expenses	21,452,039	9,645,696

Net loss from operations	(1,934,375)	(1,543,094)

Other income (expense):
Miscellaneous income (expense)	27,023	3,000
Amortization financing costs	(75,833)	(82,744)
Interest expense, net	(1,220,980)	(866,701)
Total other expense	(1,269,790)	(946,445)

Net loss before provision for income taxes	(3,204,165)	(2,489,539)

Income taxes (benefit)	—	—

Net loss	(3,204,165)	(2,489,539)

Non-controlling interest (note 15)	(217,676)	—

NET LOSS ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$(3,421,841)	$(2,489,539)

Net loss per common share, basic and diluted	$(0.17)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	20,117,582	17,249,921

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2015

	Preferred stock		Common stock		Additional Paid in	Common Stock	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Interest	Total
Balance, January 1, 2014	—	$—	16,747,248	$16,747	$11,560,249	$—	$(13,363,537)	$—	$(1,786,541)
Common stock issued for services rendered	—	—	637,250	637	625,703	—	—	—	626,340
Common stock issued in settlement of notes payable and accrued interest	—	—	536,557	537	486,020	—	—	—	486,557
Common stock issued in connection loan acquisition	—	—	30,000	30	(30)	—	—	—	—
Net loss	—	—	—	—	—	—	(2,489,539)	—	(2,489,539)
Balance, December 31, 2014	—	$—	17,951,055	$17,951	$12,671,942	$—	$(15,853,076)	$—	$(3,163,183)
Common stock issued for services rendered and accrued expenses	—	—	1,559,178	1,559	1,682,217	—	—	—	1,683,776
Common stock issued in settlement of notes payable and accrued interest	—	—	2,236,907	2,237	2,234,670	—	—	—	2,236,907
Common stock issued in settlement of advances and accrued interest	—	—	485,486	486	654,921	—	—	—	655,407
Common stock issued in connection with loan extension	—	—	200,000	200	226,800	—	—	—	227,000
Common stock issued in settlement of litigation	—	—	435,000	435	499,815	—	—	—	500,250
Equity contribution by non-controlling interest of variable interest entity	—	—	—	—	—	—	—	840,000	840,000
Proceeds from common stock subscription	—	—	—	—	—	175,000	—	—	175,000
Non-controlling interest of variable interest entry	—	—	—	—	—	—	—	(138,686)	(138,686)
Fair value of options issued to acquire management control of variable interest entity	—	—	—	—	3,226,427	—	—	—	3,226,427
Net loss	—	—	—	—	—	—	(3,421,841)	217,676	(3,204,165)
Balance, December 31, 2015	—	$—	22,867,626	$22,868	$21,196,792	$175,000	$(19,274,917)	$918,990	$3,038,733

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,204,165)	$(2,489,539)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	852,985	552,084
Amortization of financing costs	75,833	82,743
Bad debt expense	654,809	912,782
Loss on sale of equipment	1,908	—
Common stock issued in connection with loan extension	227,000	—
Common stock issued in settlement of litigation	500,250	—
Note payable issued in settlement of litigation	50,749	—
Stock-based compensation	2,344,927	997,750
Changes in operating assets and liabilities:
Accounts receivable	(2,587,420)	(1,445,263)
Prepaid expenses and other	149,101	(12,574)
Restricted funds	(41,155)	(62,013)
Employee loans	(198,661)	—
Accounts payable and accrued expenses	922,295	1,136,264
Settlement payable	600,000	—
Deposits	(5,469)	—
Deferred rent	137,002	—
Unearned income	3,941	(36,171)
Net cash provided by (used in) operating activities	483,930	(363,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from variable interest entity	843,996	—
Proceeds from sale of equipment	11,241
Payment of acquisition deposit	(560,000)	—
Purchase of equipment	(206,325)	(145,225)
Net cash provided by (used in) investing activities	(88,912)	(145,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	474,488	224,000
Proceeds from notes payable, related party	420,000	—
Proceeds from common stock subscription	175,000	—
Proceeds from lines of credit	447,562	587,000
Net payments on notes payable	(773,981)	(761,909)
Net cash provided by financing activities	743,069	49,091

Net increase (decrease) in cash and cash equivalents	1,315,911	(460,071)
Cash and cash equivalents, beginning of period	279,087	739,158

Cash and cash equivalents, end of period	$1,594,998	$279,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$717,320	$783,958
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$15,000	$166,340
Common stock issued in settlement of related party advances	$655,407	$—
Common stock issued in settlement of convertible note and related interest	$2,236,907	$486,557
Fair value of options issued to acquire management control of variable interest entity	$3,226,427	$—
Assets acquired from consolidation of variable interest entities	$5,294,412	$—
Liabilities incurred from consolidation of variable interest entities	$5,294,680	$—

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Brevard Orthopaedic Spine & Pain Clinic, Inc.

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

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its recently formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. In connection with the investment, the Company is entitled 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The acquisition of the 40% equity interest along with the 51% voting rights acquired gives the Company the power to direct the activities of Crane Creek that most significantly impact the Crane Creek’s economic performance, combined with the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has determined it is the primary beneficiary of Crane Creek and consolidation is required as a VIE. When changes occur to the structure of the entity, the Company will reconsider whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in the VIE.

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

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FCID Holdings, Inc., MTMC of Melbourne, Inc., Marina Towers, LLC, FCID Medical Inc., TBC Holdings of Melbourne, Inc., First Choice – Brevard, Surgical Partners of Melbourne, Inc. and CCSC Holdings, Inc., along with two VIE, The B.A.C.K. Center and Crane Creek. All significant intercompany balances and transactions, including those involving the VIE, have been eliminated in consolidation.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Rental revenue

FCID Holding had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilizes 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company.

On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period.

Until Marina Towers’ sale on March 31, 2016, the Company recognized rental revenue associated with the period of time the facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

Cash

Cash consist of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2015, the Company had $1,594,998 cash, of which $1,556,303 held by VIE.

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

As of December 31, 2015 and 2014, the Company’s provision for bad debts was $2,498,398 and $1,482,212, respectively.

Capitalized financing costs

Capitalized financing costs represent costs incurred in connection with obtaining the debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt. The amortization for the years ended December 31, 2015 and 2014 was $75,833 and $82,744 respectively. Accumulated amortization of deferred financing costs was $266,950 and $231,369 at December 31, 2015 and 2014, respectively.

Segment information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s two principal operating segments (see Note 17 – Segment Information).

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The amortization for the year ended December 31, 2015 and 2014 was $19,100 and $19,100, respectively. Accumulated amortization of patent costs was $38,200 and $19,100 at December 31, 2015 and 2014, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization expenses for the year ended December 31, 2015 and 2014 was $20,000 and $20,000, respectively. Accumulated amortization of patient list costs was $75,000 and $55,000 at December 31, 2015 and 2014, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

At December 31, 2015, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at December 31, 2015. The test indicated that the recorded remaining book value of its goodwill in connection with the consolidation of Crane Creek did not exceed its fair value for the year ended December 31, 2015. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Net loss per share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the year ended December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

	2015	2014
Convertible notes and line of credit	2,566,888	3,385,835
Warrants to purchase common stock	4,324,630	4,195,000
Options to purchase common stock	3,000,000	—
Totals	9,891,518	7,580,835

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

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

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Deferred costs

On May 1, 2015, in connection with the operating and control agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc., the Company reserved 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on The B.A.C.K. Center employees executing employment agreements with TBC Holding and the acquisition of the variable interest entity. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67-year life. The amortization for the year ended December 31, 2015 was $215,096. Accumulated amortization of the deferred costs was $215,096 at December 31, 2015.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Fair value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

The carrying value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings (including lines of credit and notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2015 and 2014, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Recent accounting pronouncements

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company incurred various non-recurring expenses in 2014 in connection with the planned development of its medical practice. Management believes the continuing trend of positive growth before interest, taxes, depreciation and amortization in 2015 will support improved liquidity. In 2015, the Company converted to equity a total of $2,892,314 in outstanding debt, advances and accrued interest. Currently, the Company has three main sources of liquidity, its line of credit with CT Capital, LP; patient service revenue received from FCID Medical, Inc. and TBC Holdings of Melbourne, Inc.; and rental revenue received from its real estate interest, FCID Holdings, Inc. and TBC Holdings of Melbourne, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. On June 9, 2015, First Choice – Brevard entered into a modification agreement amending the loan and security agreement, increasing the maximum aggregate amount available from $1,500,000 to $2,000,000 and on December 14, 2015, increasing the maximum aggregate available from $2,000,000 to $2,500,000 and extending the maturity date to July 30, 2017 in exchange for 100,000 restricted shares of the Company’s common stock. All other terms and conditions of the loan agreement remain in full force and effect. As of December 31, 2015, the Company has used $2,150,000 of the amount available under the line of credit. (See Note 7 – Lines of Credit)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

FCID Holding had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilizes 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company.

On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. Until Marina Towers’ sale on March 31, 2016, the Company recognized rental revenue associated with the period of time the facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

The Company believes that the current positive cash balance, along with continued execution of its business development plan and the sale and leaseback of Marina Towers, will allow the Company to further improve its working capital and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year and one day from the filing of this report. However, in order to execute the Company’s business development plan, which there can be no assurance it will do, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

NOTE 4 — CASH – RESTRICTED

Cash-restricted is comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company’s commercial building. The majority of the restricted funds are reserved for tenant improvements. As of December 31, 2015 the Company had $359,414 in restricted cash as compared to $318,259 at December 31, 2014.

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2015 and 2014 are as follows:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

	2015	2014
Land	$1,000,000	$1,000,000
Building	3,055,168	3,055,168
Building improvements	4,211,749	3,970,603
Automobiles	—	29,849
Computer equipment	340,065	327,847
Medical equipment	2,822,027	2,253,219
Office equipment	260,141	129,723
	11,689,150	10,766,409
Less: accumulated depreciation	(3,075,648)	(2,472,111)
	$8,613,502	$8,294,298

During the year ended December 31, 2015 and 2014, depreciation expense charged to operations was $598,789 and $512,984, respectively.

NOTE 6 — ADVANCES

At December 31, 2015 and 2014, the Company received an aggregate of $43,082 and $224,000, respectively, as cash advances from non-related parties. The advances are due upon demand with an interest rate of 12% per annum.

NOTE 7 — LINES OF CREDIT

Line of credit, CT Capital

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement (the “Loan Agreement”) with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice - Brevard with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016. Interest is due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable and assets of the Company’s subsidiary, First Choice – Brevard, which constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable will also include 50% of all accounts receivable protected by legal letters of protection. At any time up until December 31,2016, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into common stock of the Company at a conversion price of $0.75 per share. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On December 14, 2015, First Choice-Brevard entered into a Modification Agreement (“Modification”) amending the Loan and Security Agreement dated June 13, 2013. The Modification Agreement increased the Company’s accounts receivable line of credit from $2,000,000 to $2,500,000 and extended the maturity date of the Loan Agreement to June 30, 2017 (“Maturity Date”). In addition, the Company agreed to maintain an outstanding balance of not less than $1,000,000 until the Maturity Date (“Minimum Borrowing”) and provide sixty (60) days prior written notice to prepay up to $1,000,000 of the outstanding indebtedness in excess of the Minimum Borrowing. All of the other terms and conditions of the Loan Agreement remain in full force and effect.

 In consideration of the $500,000 increase in the accounts receivable line of credit, the Company agreed to issue to the Lender 100,000 shares of its common stock, valued at $92,000. The $500,000 increase may be repaid by the Company at any time, and is not subject to the conversion provisions set forth in the Loan Agreement.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

As of December 31, 2015 and 2014, the outstanding balance was $2,150,000 and $1,237,000, respectively.

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

The Loan was modified on April 9, 2013, allowing a temporary increase to $1,383,000 and allowing for a one-time draw of up to $995,000 to be distributed to the shareholders for the purposes of financing the capitalization of TBC Equipment Leasing, LLC. The one-time draw was repaid within 45 days and the availability under the Loan returned to $1,000,000. The modification allows for an interest rate of one month Libor floating plus 2.75%, as published in The Wall Street Journal, with a floor of 2.96% per annum.

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of December 31, 2015, The B.A.C.K. Center had not violated the loan covenants.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of December 31, 2015, the outstanding balance on the Loan was $416,888.

NOTE 8 — SETTLEMENT PAYABLE

On November 2, 2015, the Company and MedTRX Collection Services, Inc. signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved.

The settlement terms provided for the Company to pay MedTRX cash consideration of $500,000 upon signing of the settlement agreement, $650,000 cash paid over time in accordance with the terms and conditions of two non-interest bearing promissory notes – one for $550,000 and one for $100,000 – and 400,000 shares of the Company’s Common Stock.

In connection with the settlement, on November 6, 2015, the Company issued 400,000 shares of its Common Stock, valued at $1.15 per share, and two non-interest bearing promissory notes in aggregate of $650,000, due the earlier of a) April 2, 2016, b) the date real estate (as identified) is sold, financed or transferred or c) date the stock payment (as described above) is redeemed. As of December 31, 2015, the balance due on outstanding settlement promissory notes was $600,000. However, we paid the notes in full on April 1, 2016.

The Company charged an aggregate of $2,017,208 as litigation settlement expenses for the year ended December 31, 2015 inclusive of legal fees incurred.

Colin Halpern, a former member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. He received 35,000 shares of Common Stock as part of the settlement.

NOTE 9 — NOTE PAYABLE, RELATED PARTY

On November 2, 2015, the Company acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. The outstanding principal and interest for the 12 months ended December 31, 2015 totaled $428,645.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

In July 2015 and August 2015, the Company issued an aggregate of 1,425,707 shares of common stock in full settlement of the outstanding convertible note payable and related accrued interest in the aggregate amount of $1,425,707.

NOTE 11— NOTES PAYABLE

Notes payable as of December 31, 2015 and 2014 are comprised of the following:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

	2015	2014
Mortgage Payable	$7,153,262	$7,256,416
Note Payable, GE Capital (construction), MRI	—	121,204
Note Payable, GE Capital (construction), 2	—	44,911
Note Payable, GE Capital (MRI)	844,098	1,218,625
Note Payable, GE Capital (X-ray)	97,232	142,349
Note Payable, GE Arm	67,455	91,925
Note Payable, Auto	—	16,383
Capital Lease Equipment	26,716	25,538
	8,188,763	8,917,351
Less current portion	(7,652,941)	(732,791)
	$535,822	$8,184,560

Mortgage payable

On August 12, 2011, the Company refinanced its existing mortgage note payable as described below providing additional working capital funds. The aggregate amount of the note of $7,550,000 bears 6.10% interest per annum with monthly payments of $45,753 beginning in October 2011 based on a 30-year amortization schedule with all remaining principal and interest due in full on September 16, 2016. The note is secured by land and the building along with first priority assignment of leases and rents. Tenant rents are mailed to lockbox operated by the mortgage service company. In addition, the Company’s Chief Executive Officer provided a limited personal guaranty.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Note payable — auto

On May 21, 2012, the Company issued a note payable, in the amount of $29,850, due in monthly installments of $593 including interest of 6.99%, due to mature in June 2017 and secured by related equipment. The note was fully paid as of December 31, 2015.

Note payable — Florida Business Bank

On June 27, 2012, The B.A.C.K. Center issued a promissory note in the aggregate amount of $900,931, which bore 5.50% interest per annum with monthly payments of $14,753 beginning in July 16, 2012, based on a six-year amortization schedule with all remaining principal and interest due in full on June 16, 2018.

The note was modified on April 9, 2013 requiring a principal and interest payment of $11,434 and a fixed interest rate of 3.89%. The note is secured by a hypothecated first position lien on all assets leased to The B.A.C.K. Center by its subsidiary and the assignment of $634,000 of life insurance from each Guarantor. The obligations under the note are guaranteed by the shareholders of The B.A.C.K. Center. The note was fully paid as of December 31, 2015.

Note payable — SRS Software, LLC

On July 31, 2015, the Company entered into a Settlement and Release Agreement (“Agreement”) in regard to litigation filed against the Company for breach of an exclusive billing and collection agreement. In connection with the Agreement, the Company issued a promissory note for $70,000 with monthly payments of $10,000 and remaining unpaid balance and accrued interest due December 31, 2015 at 8% per annum. The note was fully paid as of December 31, 2015.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Aggregate principal maturities of long-term debt as of December 31, 2015:

Amount
Year ended December 31, 2016	$7,652,941
Year ended December 31, 2017	519,226
Year ended December 31, 2018	16,596
Total	$8,188,763

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception. No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. As of December 31, 2015 and 2014, all advances had been repaid.

On November 2, 2015, the Company acquired a 40% interest in Crane Creek Surgery CenterCreek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting.

NOTE 13 — CAPITAL STOCK

Preferred stock

The Company is authorized to issue 1,000,000 shares $0.01 par value preferred stock. As of December 31, 2015 and 2014, none was issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2015 and 2014, and 22,867,626 and 17,951,055 shares were issued and outstanding, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

During the year ended December 31, 2014, the Company issued 100,000 shares of common stock for future services of $98,000 of which the Company expensed $85,750 in 2014 and will expense $12,250 in 2015. The Company recorded the fair value as prepaid expenses and amortizes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the year ended December 31, 2014, the Company recorded $98,000 as stock-based compensation.

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

During the year ended December 31, 2015, the Company issued an aggregate of 200,000 shares of its common stock in connection with a loan extension, valued at $227,000. (see Note 10 – Convertible Notes Payable).

During the year ended December 31, 2015, the Company issued an aggregate of 2,236,907 shares of its common stock in exchange for conversion of notes payable of $2,120,000 and $116,907 accrued interest. During the year ended December 31, 2015, the Company issued an aggregate of 485,486 shares of its common stock in exchange for previous advances of $615,500 and $39,907 accrued interest.

During the year ended December 31, 2015, the Company issued an aggregate of 1,559,178 shares of its common stock to officers, employees and service providers at an aggregate fair value of $1,683,776, of which $221,000 was expensed in 2014.

During the year ended December 31, 2015, the Company issued 400,000 shares of its common stock as part of a settlement agreement (See Note 8-Settlement Payable) at a fair value of $460,000.

During the year ended December 31, 2015, the Company issued 35,000 shares of its common stock as payment of services of a previous board of director member at a fair value of $40,250.

During the year ended December 31, 2015, the Company issued 485,486 shares of its common stock in settlement of previous related party advances and accrued interest of $655,407.

During the year ended December 31, 2015, the Company sold 129,630 shares of common stock to an investor for an aggregate purchase price of $175,000. The investor also received a five-year warrant to purchase 129,630 shares of the Company’s common stock at an exercise price of $1.35 per share.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Stock-based payable

The Company is obligated to issue an aggregate of 1,217,071 shares of its common stock to officers and consultants for past and future services. The estimated liability as of December 31, 2015 of $1,198,900 ($0.85 per share) was determined based on services rendered in 2015. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

NOTE 14 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company’s common stock as of December 31, 2015:

Warrants Outstanding				Warrants Exercisable
Price	Outstanding	Expiration Date	Weighted Price	Exercisable	Weighted Price

$1.35	2,449,630	November 2018 ~ November 2020	$1.35	2,449,630	$1.35
$3.60	1,875,000	December 31, 2016	$3.60	1,875,000	$3.60
	4,324,630		$2.32	4,324,630	$2.32

On November 2, 2015, the Company issued 129,630 warrants to purchase the Company’s common stock at $1.35 per share for five years in connection with the sale of the Company’s common stock.

The warrants to purchase up to 2,449,630 shares of the Company’s common stock may be exercised on a cashless basis. The warrant to purchase up to 1,875,000 shares of the Company’s common stock may not be exercised on a cashless basis.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	4,195,000	$2.36
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014:	4,195,000	2.36
Issued	129,630	1.35
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015	4,324,630	$2.32

Options

The following table presents information related to stock options at December 31, 2015:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	8.00	—

On May 1, 2015, in connection with the Operating and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc. (The B.A.C.K. Center), the Company issued 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on the variable interest entity (VIE), The B.A.C.K. Center, being acquired by the Company and The B.A.C.K. Center employees executing employment contracts with TBC Holdings. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67-year life; and is recorded as deferred costs and amortized over the contract term of the Operating and Control Agreement of the VIE.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	—	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014:	—	—
Granted	3,000,000	1.35
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015	3,000,000	$1.35

NOTE 15 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests is a matter that requires the exercise of professional judgment. The assets of The B.A.C.K. Center can only be used to settle obligations of the VIE, additionally, creditors of The B.A.C.K. Center do not have recourse against the general credit of the primary beneficiary.

The table below summarizes the assets and liabilities associated with The B.A.C.K. Center at acquisition date of May 1, 2015 and as of December 31, 2015:

	May 1, 2015	December 31, 2015
Current assets:
Cash	$679,673	$996,986
Accounts receivable	2,179,690	3,727,419
Other current assets	786,210	819,757
Total current assets	3,645,573	5,544,162
Property and equipment, net	34,685	60,978
Other assets	26,978	18,231
Total assets	$3,707,236	$5,623,371

Current liabilities:
Accounts payable and accrued liabilities	$962,819	$1,877,690
Due to First Choice Healthcare Solutions, Inc.	—	1,729,882
Other current liabilities	882,326	427,229
Total current liabilities	1,845,145	4,034,801
Long term debt	2,000,777	1,727,256
Total liabilities	3,845,922	5,762,057
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$3,707,236	$5,623,371

Total revenues from The B.A.C.K. Center were $10,392,691 from May 1, 2015 through December 31, 2015. Related expenses consisted primarily of salaries and benefits of $3,928,244, general and administrative expenses of $3,928,244, depreciation of $18,404 and interest and financing costs of $28,525. (See Note 17 – Segment Reporting)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Below is selected pro forma financial data based on acquisition of The B.A.C.K. Center occurring January 1, 2015 (unaudited):

Total Revenue:	$22,281,407
Net loss	3,346,754
Loss per common share, basic and diluted	$(0.17)

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its recently formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. In connection with the investment, the Company is entitled 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek.

The Company has determined that Crane Creek is a Variable Interest Entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders.

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

The assets of Crane Creek can only be used to settle obligations of the VIE, additionally, creditors of the Crane Creek do not have recourse against the general credit of the primary beneficiary.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The table below summarizes the assets and liabilities associated with the Crane Creek at acquisition date of effective October 1, 2015 and as of December 31, 2015:

	October 1, 2015	December 31, 2015
Current assets:
Cash	$164,323	$559,318
Accounts receivable	706,957	816,889
Total current assets	871,280	1,376,207
Property and equipment, net	690,132	712,830
Goodwill	899,465	899,465
Total assets	$2,460,877	$2,988,502

Current liabilities:
Accounts payable and accrued liabilities	$675,125	$441,368
Other current liabilities	251,588	251,588
Total current liabilities	926,713	692,956
Deferred rent	554,164	532,752
Total liabilities	1,480,877	1,225,708

Equity-First Choice Healthcare Solutions, Inc	140,000	705,118
Non-controlling interest	840,000	1,057,676
Total liabilities and deficit	$2,460,877	$2,988,502

Total revenues from the Crane Creek were $1,124,798 from October 1, 2015 through December 31, 2015. Related expenses consisted primarily of salaries and benefits of $311,450, practice supplies and operating of $287,349, general and administrative expenses of $111,009, depreciation of $55,749 and miscellaneous income of $3,554. (See Note 17 – Segment Reporting)

Below is selected pro forma financial data based on acquisition of the Crane Center occurring January 1, 2015 (unaudited):

Total Revenue:	$22,210,701
Net loss	3,467,220
Loss per common share, basic and diluted	$(0.17)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 16 — NON-CONTROLLING INTEREST

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

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the period ended December 31, 2015:

Net loss	$1,951,294
Average Non-controlling interest percentage of profit/losses	-0-%
Net loss attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest from May 1, 2015 to December 31, 2015:

Balance, May 1, 2015	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, December 31, 2015	$(138,686)

Effective October 1, 2015, the Company, through its recently formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. In connection with the investment, the Company is entitled 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek.

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the period ended December 31, 2015:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Net loss	$362,794
Average Non-controlling interest percentage of profit/losses	60%
Net loss attributable to the non-controlling interest	$217,676

The following table summarizes the changes in non-controlling interest from October 1, 2015 to December 31, 2015:

Balance, October 1, 2015	$840,000
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	217,676
Balance, December 31, 2015	$1,057,676

NOTE 17 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: Marina Towers, LLC, FCID Medical, Inc. and The B.A.C.K Center.

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building; FCID Medical and the Crane Center segments derives revenue for medical services provided to patients; and The B.A.C.K Center derives revenue for subleasing space within its building and medical services provided to patients.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the year ended December 31, 2015:

	Marina	FCID	Brevard	The Crane		Intercompany
	Towers	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$7,537,761	$9,108,139	$1,124,797	$—	$—	$17,770,697
Rental revenue	1,558,083	—	681,227		—	(492,343)	1,746,967
Total Revenue	1,558,083	7,537,761	9,789,366	1,124,797	—	(492,343)	19,517,664

Operating expenses:
Salaries & benefits	12,000	3,421,210	4,084,312	311,450	1,508,768	—	9,337,740
Other operating expenses	443,367	1,861,195	—	287,349	—	(492,343)	2,099,568
General and administrative	112,920	1,246,383	3,738,436	111,009	1,935,790	—	7,144,538
Litigation settlement	—	401,958	—	—	1,615,250	—	2,017,208
Depreciation and amortization	278,611	266,025	18,404	55,749	234,196	—	852,985
Total operating expenses	846,898	7,196,771	7,841,152	765,557	5,294,004	(492,343)	21,452,039

Net income (loss) from operations:	711,185	340,990	1,948,214	359,240	(5,294,004)	—	(1,934,375)

Interest expense	(442,505)	(243,531)	(20,621)	(10,545)	(503,778)	—	(1,220,980)
Amortization of financing costs	(57,348)	(10,582)	(7,903)	—	—	—	(75,833)
Other income (expense)	23,469	—	—	3,554	—	—	27,023

Net Income (loss) before income taxes:	234,801	86,877	1,919,690	352,249	(5,797,782)	—	(3,204,165)

Income taxes	—	—	—	—	—	—	—

Net income (loss)	234,801	86,877	1,919,690	352,249	(5,797,782)	—	(3,204,165)

Non-controlling interest	—	—	—	(217,676)	—	—	(217,676)

Net income (loss) attributable to First Choice Healthcare Solutions	$234,801	$86,877	$1,919,690	$134,573	$(5,797,782)	$—	$(3,421,841)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Summary Statement of Operations for the year ended December 31, 2014:

	Marina Towers	FCID Medical	Corporate	Intercompany Eliminations	Total
Revenue:
Net patient service revenue	$—	$7,053,603	$—	$—	$7,053,603
Rental revenue	1,483,948	—	—	(434,949)	1,048,999
Total Revenue	1,483,948	7,053,603	—	(434,949)	8,102,602

Operating expenses:
Salaries and benefits	12,000	3,733,140	1,016,433	—	4,761,573
Other operating expenses	430,041	1,902,688	—	(434,949)	1,897,780
General and administrative	89,359	1,168,826	1,176,074	—	2,434,259
Depreciation and amortization	276,666	256,318	19,100	—	552,084
Total operating expenses	808,066	7,060,972	2,211,607	(434,949)	9,645,696

Net income (loss) from operations:	675,882	(7,369)	(2,211,607)	—	(1,543,094)

Interest expense	(451,962)	(225,427)	(189,312)	—	(866,701)
Amortization of financing costs	(57,348)	(25,396)	—	—	(82,744)
Other income (expense)	3,000	—	—	—	3,000

Net Income (loss):	169,572	(258,192)	(2,400,919)	—	(2,489,539)

Income taxes	—	—	—	—	—

Net income (loss)	$169,572	$(258,192)	$(2,400,919)	$—	$(2,489,539)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Selected financial data:

	Marina	FCID	Brevard	The Crane		Intercompany
	Towers	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Assets:
At December 31, 2015:	$6,309,955	$4,391,192	$5,623,370	$3,013,011	$3,286,460	$—	$22,623,988
At December 31, 2014:	$6,726,759	$4,407,749	$—	$—	$336,184	$—	$11,470,692

Assets acquired
Year ended December 31, 2015	$59,345	$23,837	$44,696	$78,447	$—	$—	$206,325
Year ended December 31, 2014	$16,758	$128,467	$—	$—	$—	$—	$145,225

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the Company achieving specific financial performance benchmarks established by the Board of Directors, Mr. Romandetti will also be entitled to receive a cashless option to purchase up to one million shares of common stock per year. The exercise price of the options will be the fair market value of the average closing price of the stock during the first calendar month after the end of the fiscal year. Mr. Romandetti shall have up to five years from the date of the annual option grant to exercise the option. In addition to the above compensation consideration, Mr. Romandetti will be entitled to receive annual restricted stock compensation equal to 100% of the total base salary and bonus compensation. The fair market value of the restricted stock grant shall be determined using the average closing price of the common stock during the first calendar month after the end of the fiscal year.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Based on achieving key performance objectives in 2015, Mr. Romandetti was entitled to receive total bonus compensation of $625,000, 787,500 shares of Common Stock and an option to purchase 535,000 shares of Common Stock at $1.00 per share. Mr. Romandetti elected to relinquish 519,643 shares and the options to purchase 535,000 shares.

Litigation

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

On November 2, 2015, the Company and MedTRX signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved. The settlement terms provided for First Choice to pay MedTRX cash consideration of $500,000 upon signing of the settlement agreement, $650,000 cash paid over time in accordance with the terms and conditions of two non-interest bearing promissory notes – one for $550,000 and one for $100,000 – and 400,000 restricted shares of the Company’s common stock. First Choice paid the notes in full on April 1, 2016. (See Note 8 – Settlement Payable)

Litigation – Health First Management

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.Operating leases

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The B.A.C.K. Center leases office space under various non-cancelable operating leases that expire at various dates through June 2026. Terms of the lease agreements provide for rental payments ranging from approximately $4,200 to $200,000 per month. Certain leases include charges for sales and real estate taxes and a proration of common area maintenance expenses. Under generally accepted accounting principles (GAAP), all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. The GAAP rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet. From the date of the Operating and Control Agreement through December 31, 2015, lease expense amounted to $2,360,986.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2016	3,494,547
Year ended December 31, 2017	3,444,197
Year ended December 31, 2018	3,444,209
Year ended December 31, 2019	3,444,221
$13,827,174

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

NOTE 19 — LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	2015	2014
Net loss available for common shareholders	$(3,421,841)	$(2,489,539)
Basic net loss per share	$(0.17)	$(0.14)
Weighted average common shares outstanding-basic	20,117,582	17,249,921
Diluted net loss share	$(0.14)	$(0.14)
Weighted average common shares outstanding-Diluted	20,117,582	17,249,921

During the year ended December 31, 2015 and 2014, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 20 - INCOME TAXES

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

At December 31, 2015, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,500,000 that may be used to offset future taxable income. Components of deferred tax assets as of December 31, 2015 are comprised primarily of stock based compensation and debt discounts in connection with convertible notes. No income taxes were recorded on the earnings in 2014 and 2013 as a result of the utilization of any carry forwards.

Deferred net tax asset consist of the following at December 31, 2015 and 2014:

	2015	2014
Deferred tax asset	$201,500	$210,000
Less valuation allowance	(201,500)	(210,000)
Net deferred tax asset	$0	$0

The provision for income taxes consists of the following:

	2015		2014
Current tax (benefit)	$		$
Adjustment for prior year accrual		—		—
Net provision (benefit)	$		$

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2015	2014
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	3.6%	3.6%
	38.6%	38.6%

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2015 and 2014.

NOTE 21 – SUBSEQUENT EVENTS

Sale and Leaseback of Marina Towers

On March 31, 2016, the Company’s wholly owned subsidiary, Marina Towers, LLC, a Florida limited liability company, completed the sale of Marina Towers, a 78,000 square-foot medical office building located on the Melbourne riverfront, for a purchase price of $15.45 million to Global Medical REIT Inc. The facility is located at 709 S. Harbor City Blvd., Melbourne, FL on 1.9 acres of land. The acquisition includes the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground garages (the “Property”). The net cash proceeds from the sale of Marina Towers was approximately $8 million, which will be used to strengthen the Company’s balance sheet, support key expansion initiatives and help to position the Company to pursue an up-listing to a national stock exchange later this year.

The entire facility was leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that expires in 2026. The tenant has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period.

The lease is classified as operating lease and any gains realized on the sale/leaseback transaction will be deferred and will be credited to operations over the initial lease term

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2016	$828,506
Year ended December 31, 2017	1,104,675
Year ended December 31, 2018	1,104,675
Year ended December 31, 2019	1,121,246
Year ended December 31, 2020	1,143,670
Year ended December 31, 2021 and thereafter	6,387,969
$11,690,741

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

First Choice paid the notes in full on April 1, 2016. (See Note 8 – Settlement Payable)

