Form 10-Q
period 2016-03-31
First Choice Healthcare Solutions, Inc.
filed 2016-05-16
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of May 12, 2016, there were 23,908,983 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash (amounts related to VIE of $1,624,203 and $1,556,303)	$10,051,999	$1,594,998
Cash-restricted	—	359,414
Accounts receivable, net (amounts related to VIE of $4,806,623 and $4,544,308)	7,448,429	6,623,894
Employee loans (amounts related to VIE of $882,226 and $636,293)	918,226	672,293
Prepaid and other current assets (amounts related to VIE of $151,931 and $183,465)	225,150	316,773
Capitalized financing costs, current portion (amounts related to VIE of $329 and $1,317)	329	39,533
Total current assets	18,644,133	9,606,905

Property, plant and equipment, net of accumulated depreciation of $989,481 and $3,075,648 (amounts related to VIE of $724,859 and $773,808)	2,689,335	8,613,502

Other assets
Goodwill (amount relating to VIE of $899,465)	899,465	899,465
Deferred costs, net of amortization of $295,757 and $215,096	2,930,670	3,011,331
Patient list, net of accumulated amortization of $80,000 and $75,000	220,000	225,000
Patents, net of accumulated amortization of $42,975 and $38,200	243,525	248,300
Investments (amounts related to VIE of $22,005 and $16,914)	22,005	16,914
Deferred Tax Asset	181,029	—
Deposits	17,003	2,571
Total other assets	4,513,697	4,403,581

Total assets	$25,847,165	$22,623,988

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $2,321,972 and $2,319,056)	$4,078,887	$3,937,244
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
Stock based payable	1,280,200	1,198,900
Advances, related party	133,796	43,082
AMT Tax Payable	181,029	—
Settlement payable	450,000	600,000
Line of credit, short term (amount related to VIE of $439,524 and $416,888)	2,939,524	2,566,888
Note payable, related party, current portion (amount related to VIE of $437,372 and $428,645)	437,372	428,645
Notes payable, current portion (amount related to VIE of $7,235 and $10,341)	507,209	7,652,941
Unearned revenue	42,704	42,704
Deferred rent, short term portion (amount related to VIE of $118,810)	118,810	118,810
Total current liabilities	10,421,119	16,840,802

Long term debt:
Deposits held	67,432	67,432
Notes payable, long term portion	406,830	535,822
Deferred rent, long term portion (amount related to VIE of $2,200,603 and $2,141,199)	2,200,603	2,141,199
Total long term debt	2,674,865	2,744,453

Total liabilities	13,095,984	19,585,255

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,967,626 and 22,867,626 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	22,968	22,868
Common stock subscription	175,000	175,000
Additional paid in capital	21,288,692	21,196,792
Accumulated deficit	(9,707,976)	(19,274,917)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	11,778,684	2,119,743
Non-controlling interest	972,497	918,990
Total equity	12,751,181	3,038,733

Total liabilities and equity	$25,847,165	$22,623,988

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Patient Service Revenue	$6,877,665	$2,285,288
Provision for bad debts	(262,524)	(45,224)
Net patient service revenue less provision for bad debts	6,615,141	2,240,064
Rental Revenue	626,612	265,103
Total Revenue	7,241,753	2,505,167

Operating expenses:
Salaries and benefits	2,780,569	946,120
Other operating expenses	1,187,274	451,485
General and administrative	2,405,877	553,284
Depreciation and amortization	298,950	140,509
Total operating expenses	6,672,670	2,091,398

Net income from operations	569,083	413,769

Other income (expense):
Gain on sale of property and improvements	9,188,968	—
Miscellaneous income (expense)	58,857	750
Amortization financing costs	(15,325)	(20,686)
Interest expense, net	(181,135)	(363,144)
Total other expense	9,051,365	(383,080)

Net income before provision for income taxes	9,620,448	30,689

Income taxes (benefit)	—	—

Net income	9,620,448	30,689

Non-controlling interest (note 15)	(53,507)	—

NET INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$9,566,941	$30,689

Net income per common share, basic	$0.42	$0.00

Net income per common share, diluted	$0.36	$0.00

Weighted average number of common shares outstanding, basic	22,886,307	18,062,046

Weighted average number of common shares outstanding, diluted	26,219,641	22,090,565

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

	Common stock		Additional Paid in	Common Stock	Accumulated	Non-controlling
	Shares	Amount	Capital	Subscriptions	Deficit	Interest	Total
Balance, December 31, 2015	22,867,626	$22,868	$21,196,792	$175,000	$(19,274,917)	$918,990	$3,038,733
Common stock issued in connection with loan extension	100,000	100	91,900	—	—	—	92,000
Net income	—	—	—	—	9,566,941	53,507	9,620,448
Balance, March 31, 2016	22,967,626	$22,968	$21,288,692	$175,000	$(9,707,976)	$972,497	$12,751,181

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,620,448	$30,689
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	298,950	140,509
Amortization of financing costs	15,325	20,686
Bad debt expense	262,524	45,224
Gain on sale of property	(9,188,968)	—
Common stock issued in connection with loan extension	92,000	99,000
Stock based compensation	81,300	48,250
Changes in operating assets and liabilities:
Accounts receivable	(1,087,059)	(492,641)
Prepaid expenses and other	91,623	26,075
Restricted funds	359,414	(66,478)
Employee loans	(245,933)	—
Accounts payable and accrued expenses	122,628	(38,121)
Settlement payable	(150,000)	—
Deposits	(14,432)	—
Deferred rent	59,404	—
Unearned income	—	12,876
Net cash provided by (used in) operating activities	317,224	(173,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	15,068,497
Purchase of equipment	(126,073)	(8,284)
Net cash provided by (used in) investing activities	14,942,424	(8,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	90,714	74,000
Proceeds from lines of credit	372,636	140,000
Net payments on notes payable	(7,265,997)	(198,078)
Net cash (used in) provided by financing activities	(6,802,647)	15,922

Net increase (decrease) in cash and cash equivalents	8,457,001	(166,293)
Cash and cash equivalents, beginning of period	1,594,998	279,087

Cash and cash equivalents, end of period	$10,051,999	$112,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$181,135	$264,144
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$—	$15,000

See the accompanying notes to these unaudited condensed consolidated financial statements

NOTE 1 —BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of March 31, 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016.

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

On April 2, 2012, the Company, through its wholly owned subsidiary FCID Medical, Inc., completed its acquisition of First Choice Medical Group of Brevard, LLC (“First Choice – Brevard”), pursuant to the Membership Interest Purchase Closing Agreement (the “Purchase Agreement”). The Company has been managing the practice of First Choice – Brevard since November 1, 2011, pursuant to a Management Services Agreement.

Brevard Orthopaedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operation and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations, including the requirement to absorb losses or right to receive economic benefits. The initial term of the Agreement expires on December 31, 2016 with an option by the Company to extend the term until December 31, 2023.

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

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its recently formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. In connection with the investment, the Company is entitled 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek. This note was paid in full on April 15, 2016.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

Rental revenue

FCID Holdings had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilize 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company.

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

Cash

Cash consists of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2016, the Company had $10,051,999 cash, of which $1,624,203 held by VIE. As of December 31, 2015, the Company had $1,594,998 cash, of which $1,556,303 held by VIE.

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts receivables

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

As of March 31, 2016 and December 31, 2015, the Company’s provision for bad debts was $2,917,884 and $2,498,398, respectively.

Segment information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments (see Note 17 – Segment Information).

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The amortization for the three months ended March 31, 2016 and 2015 was $4,775 and $4,775, respectively. Accumulated amortization of patent costs was $42,975 and $38,200 at March 31, 2016 and December 31, 2015, respectively.

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization expenses for the three months ended March 31, 2016 and 2015 was $5,000 and $5,000, respectively. Accumulated amortization of patient list costs was $80,000 and $75,000 at March 31, 2016 and December 31, 2015, respectively.

Net income per share

The Company computes basic net income per share by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted income per share for the three months ended March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income per share are as follows:

	March 31, 2016	March 31, 2015
Warrants to purchase common stock	4,324,630	4,195,000
Options to purchase common stock	3,000,000	—
Totals	7,324,630	4,195,000

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

Deferred costs

On May 1, 2015, in connection with the Operation and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), the Company reserved 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on The B.A.C.K. Center employees executing employment agreements with TBC Holding and the acquisition of the variable interest entity. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67-year life. The amortization for the three months ended March 31, 2016 was $80,661. Accumulated amortization of the deferred costs was $295,757 at March 31, 2016.

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

Income Taxes

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

As of March 31, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Recent accounting pronouncements

There are other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2015 in connection with the planned development of its Healthcare Services Business. Management believes the continuing trend of positive growth before interest, taxes, depreciation and amortization in 2016 will support improved liquidity. In 2015, the Company converted to equity a total of $2,892,314 in outstanding debt, advances and accrued interest. Currently, the Company has four main sources of liquidity, its line of credit with CT Capital, LP; patient service revenue received from FCID Medical, Inc., TBC Holdings of Melbourne, Inc. and CCSC Holdings, Inc.; and rental revenue received from its real estate interests, FCID Holdings, Inc. and TBC Holdings of Melbourne, Inc.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. On June 9, 2015, First Choice – Brevard entered into a modification agreement amending the loan and security agreement, increasing the maximum aggregate amount available from $1,500,000 to $2,000,000 and on December 14, 2015, increasing the maximum aggregate available from $2,000,000 to $2,500,000 and extending the maturity date to July 30, 2017 in exchange for 100,000 restricted shares of the Company’s common stock. The $500,000 increase may be repaid at any time, and is not subject to the conversion provision set forth in the loan agreement. All other terms and conditions of the loan agreement remain in full force and effect. As of March 31, 2016, the Company had used $2,500,000 of the amount available under the line of credit. (See Note 6 – Lines of Credit)

FCID Holdings had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilizes 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company.

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

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases 31,835 square feet of commercial office space to third party tenants as of March 31, 2016.

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

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Land	$—	$1,000,000
Building	—	3,055,168
Building improvements	182,246	4,211,749
Computer equipment	348,180	340,065
Medical equipment	2,888,249	2,822,027
Office equipment	260,141	260,141
	3,678,816	11,689,150
Less: accumulated depreciation	(989,481)	(3,075,648)
	$2,689,335	$8,613,502

During the three months ended March 31, 2016 and 2015, depreciation expense charged to operations was $208,514 and $130,734, respectively.

Sale/Leaseback

On March 31, 2016, the Company sold Marina Towers, a 78,000 square-foot medical office building for a purchase price of $15.45 million to Global Medical REIT Inc. The acquisition includes the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground garages (the “Property”).

The entire facility was leased back to Marina Towers, LLC, a wholly owned subsidiary of the Company, via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. The Company does not have any residual interest nor the option to repurchase the facility at the end of the lease term.

The lease is classified as an operating lease and as such recorded a gain on sale of property of $9,188,968 during the three months ended March 31, 2016.

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Nine months ended December 31, 2016	$828,506
Year ended December 31, 2017	1,104,675
Year ended December 31, 2018	1,104,675
Year ended December 31, 2019	1,121,246
Year ended December 31, 2020	1,143,670
Year ended December 31, 2021 and thereafter	6,387,969
$11,690,741

For the three months ended March 31, 2016, the Company collected $268,513 in net rental revenue from third party tenants of Marina Towers.

NOTE 5 — ADVANCES

At March 31, 2016 and December 31, 2015, the Company received an aggregate of $133,796 and $43,082, respectively, as cash advances from non-related parties. The advances are due upon demand with an interest rate of 12% per annum.

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

In consideration of the $500,000 increase in the accounts receivable line of credit, the Company issued the Lender 100,000 shares of its common stock, valued at $92,000. The $500,000 increase may be repaid by the Company at any time, and is not subject to the conversion provisions set forth in the Loan Agreement. The shares were accrued for as of December 31, 2015 and issued in the current quarter.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

As of March 31, 2016 and December 31, 2015, the outstanding balance was $2,500,000 and $2,150,000, respectively.

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of March 31, 2016, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of March 31, 2016 and December 31, 2015, the outstanding balance on the Loan was $439,524 and $416,888, respectively.

NOTE 7 — SETTLEMENT PAYABLE

On November 2, 2015, the Company and MedTRX Collection Services, Inc. signed a settlement and mutual release agreement, whereby the parties have agreed to settle all disputes and the pending arbitration actions and release each other from all claims, counterclaims, liabilities and obligations, except for obligations stipulated in the settlement or as otherwise reserved.

In connection with the settlement, on November 6, 2015, the Company issued two non-interest bearing promissory notes in aggregate of $650,000, due the earlier of a) April 2, 2016, b) the date real estate (as identified) is sold, financed or transferred or c) date the stock payment (as described above) is redeemed. As of March 31, 2016 and December 31, 2015, the balance due on outstanding settlement promissory notes was $450,000 and $600,000, respectively. However, the Company paid the notes in full on April 1, 2016.

NOTE 8 — NOTE PAYABLE, RELATED PARTY

Effective October 1, 2016, the Company acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. The outstanding principal and interest at March 31, 2015 and December 31, 2015 was $437,372 and $428,645, respectively. This note was paid in full on April 15, 2016.

NOTE 9— NOTES PAYABLE

Notes payable as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016	December 31, 2015
Mortgage Payable	$—	$7,153,262
Note Payable, GE Capital (MRI)	746,390	844,098
Note Payable, GE Capital (X-ray)	85,457	97,232
Note Payable, GE Arm	61,080	67,455
Capital Lease Equipment	21,112	26,716
	914,039	8,188,763
Less current portion	(507,209)	(7,652,941)
	$406,830	$535,822

Mortgage payable

On August 12, 2011, the Company refinanced its existing mortgage note payable providing additional working capital funds. The aggregate amount of the note of $7,550,000 with 6.10% interest per annum with monthly payments of $45,753 beginning in October 2011 based on a 30-year amortization schedule with all remaining principal and interest due in full on September 16, 2016. The note is secured by land and the building along with first priority assignment of leases and rents. In connection with the sale/leaseback transaction (See Note 4), the Company paid off the outstanding balance as of March 31, 2016.

Note payable — equipment financing

On May 21, 2012, the Company entered into a note payable with GE Healthcare Financial Services (“GE Capital”) in the amount of approximately $2.4 million for equipment financing.

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance lease. As such, the component price accepted of $1,771,390 is due over 60 months and the associated monthly payment is $0 for the first three months and $38,152 per month for the remaining 57 months including interest at 7.9375% per annum. On March 8, 2013, the Company amended the equipment finance lease to interest only payments of $11,779 for the first three months and $38,152 per month for the remaining monthly payments.

On August 22, 2012, the Company accepted the delivery of X-ray equipment under the equipment finance lease. As such, the component price accepted of $212,389 is due over 60 months and the associated monthly payment is $0 for the first three months and $4,300 per month for the remaining 57 months including interest at 7.9375% per annum. On March 8, 2013, the Company amended the equipment finance lease to interest only payments of $1,384 for the first three months and $4,575 per month for the remaining monthly payments.

On February 25, 2013, the Company accepted the delivery of C-arm equipment under the equipment finance lease. As such, the component price accepted of $124,797 is due over 63 months and the associated monthly payment is $0 for the first three months and $2,388 for the remaining 60 months, including interest at 7.39% per annum.

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

Aggregate principal maturities of long-term debt as of March 31, 2016:

Amount
Nine months ended December 31, 2016	$378,217
Year ended December 31, 2017	519,226
Year ended December 31, 2018	16,596
Total	$914,039

NOTE 10 — RELATED PARTY TRANSACTIONS

Effective October 1, 2015, the Company acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. This note was paid in full on April 15, 2016.

As of March 31, 2016, the Company received an aggregate of $133,796 as cash advances from related parties. The advances are due upon demand with an interest rate of 12% per annum. On April 6, 2016, the Company paid the advances in full. (See Note 20 – Subsequent Events.)

NOTE 11 — CAPITAL STOCK

During the three months ended March 31, 2016, the Company issued an aggregate of 100,000 shares of its common stock in connection with an increase in credit line, valued at $92,000. (see Note 6 – Lines of Credit.)

Stock-based payable

The Company was obligated to issue its common stock to officers and consultants for past and future services as of March 31, 2016. The estimated liability as of March 31, 2016 of $1,280,200 ($0.78 per share) was determined based on services rendered. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 12 — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company’s common stock as of March 31, 2016:

Warrants Outstanding				Warrants Exercisable
Price	Outstanding	Expiration Date	Weighted Price	Exercisable	Weighted Price

$1.35	2,449,630	November 2018 ~ November 2020	$1.35	2,449,630	$1.35
$3.60	1,875,000	December 23, 2018	$3.60	1,875,000	$3.60
	4,324,630		$2.32	4,324,630	$2.32

The warrant to purchase up to 2,449,630 shares of the Company’s common stock may be exercised on a cashless basis. The warrant to purchase up to 1,875,000 shares of the Company’s common stock may not be exercised on a cashless basis.

Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	4,324,630	$2.32
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2016	4,324,630	$2.32

Options

The following table presents information related to stock options at March 31, 2016:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	7.75	—

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	3,000,000	$1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2016	3,000,000	$1.35

NOTE 15 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operation and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits The initial term of the Agreement expires on December 31, 2016, with an option by the Company to extend the term until December 31, 2023. The Company issued 3,000,000 options to purchase the Company’s common stock, vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice – Brevard.

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

The table below summarizes the assets and liabilities associated with The B.A.C.K. Center as of March 31, 2016 and as of December 31, 2015:

	March 31, 2016	December 31, 2015
Current assets:
Cash	$1,120,942	$996,986
Accounts receivable	3,915,553	3,727,419
Other current assets	1,034,157	819,757
Total current assets	6,070,652	5,544,162
Property and equipment, net	57,579	60,978
Other assets	22,334	18,231
Total assets	$6,150,565	$5,623,371

Current liabilities:
Accounts payable and accrued liabilities	$1,997,207	$1,877,690
Due to First Choice Healthcare Solutions, Inc.	2,058,624	1,729,882
Other current liabilities	446,759	427,229
Total current liabilities	4,502,590	4,034,801
Long term debt	1,786,661	1,727,256
Total liabilities	6,289,251	5,762,057
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$6,150,565	$5,623,371

Total revenues from The B.A.C.K. Center were $3,449,722 for the three months ended March 31, 2016. Related expenses consisted primarily of salaries and benefits of $1,457,911, general and administrative expenses of $1,654,107, depreciation of $5,515 and interest and financing costs of $3,447. (See Note 17 – Segment Reporting)

Crane Creek Surgery Center

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

The table below summarizes the assets and liabilities associated with the Crane Creek as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Current assets:
Cash	$503,262	$559,318
Accounts receivable	891,070	816,889
Total current assets	1,394,332	1,376,207
Property and equipment, net	667,280	712,830
Goodwill	899,465	899,465
Total assets	$2,961,077	$2,988,502

Current liabilities:
Accounts payable and accrued liabilities	$324,764	$441,368
Other current liabilities	251,588	251,588
Total current liabilities	576,352	692,956
Deferred rent	532,754	532,752
Total liabilities	1,109,106	1,225,708

Equity-First Choice Healthcare Solutions, Inc	740,788	705,118
Non-controlling interest	1,111,183	1,057,676
Total liabilities and deficit	$2,961,077	$2,988,502

Total revenues from the Crane Creek were $1,271,308 for the three months ended March 31, 2016. Related expenses consisted primarily of salaries and benefits of $293,337, practice supplies and operating of $709,646, general and administrative expenses of $109,275, depreciation of $71,256 and miscellaneous income of $1,382. (See Note 17 – Segment Reporting)

NOTE 16 — NON-CONTROLLING INTEREST

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc. entered into an Operation and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations, including the requirement to absorb losses or right to receive economic benefits. The initial term of the Agreement expires on December 31, 2016 with an option by the Company to extend the term until December 31, 2023.

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended March 31, 2016:

Net income	$328,741
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2016:

Balance, December 31, 2015	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, March 31, 2016	$(138,686)

Effective October 1, 2015, the Company, through its recently formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. In connection with the investment, the Company is entitled 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek. This note was paid in full on April 15, 2016.

A reconciliation of the non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended March 31, 2016:

Net income	$89,177
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$53,507

The following table summarizes the changes in non-controlling interest from October 1, 2015 to December 31, 2015:

Balance, December 31, 2015	$1,057,676
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	53,507
Balance, March 31, 2016	$1,111,183

NOTE 17 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has four reportable segments: Marina Towers, LLC, FCID Medical, Inc., CCSC Holdings, Inc. and The B.A.C.K Center.

The Marina Towers, LLC segment derives revenue from the operating leases of its owned building; FCID Medical and the CCSC Holdings segments derives revenue for medical services provided to patients; and The B.A.C.K Center derives revenue for subleasing space within its building and medical services provided to patients.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the three months ended March 31, 2016:

	Marina	FCID	Brevard	The Crane		Intercompany
	Towers	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$2,308,935	$3,034,898	$1,271,308	$—	$—	$6,615,141
Rental revenue	428,246	—	358,099		—	(159,733)	626,612
Total Revenue	428,246	2,308,935	3,392,997	1,271,308	—	(159,733)	7,241,753

Operating expenses:
Salaries & benefits	3,000	829,220	1,457,911	293,337	197,101	—	2,780,569
Other operating expenses	105,954	531,407		709,646	—	(159,733)	1,187,274
General and administrative	23,907	361,803	1,581,793	109,275	329,099	—	2,405,877
Depreciation and amortization	69,951	66,792	5,515	71,256	85,436	—	298,950
Total operating expenses	202,812	1,789,222	3,045,219	1,183,514	611,636	(159,733)	6,672,670

Net income (loss) from operations:	225,434	519,713	347,778	87,794	(611,636)	—	569,083

Interest expense	(110,156)	(56,818)	(2,459)	(8,726)	(2,976)	—	(181,135)
Amortization of financing costs	(14,337)	—	(988)	—	—	—	(15,325)
Gain on sale of property	9,188,968	—	—	—	—	—	9,188,968
Other income (expense)	750	—	56,725	1,382	—	—	58,857

Net income (loss) before income taxes:	9,290,659	462,895	401,056	80,450	(614,612)	—	9,620,448

Income taxes	—	—			—	—	—

Net income (loss)	9,290,659	462,895	401,056	80,450	(614,612)	—	9,620,448

Non-controlling interest	—	—	—	(53,507)	—	—	(53,507)

Net income (loss) attributable to First Choice Healthcare Solutions	$9,290,659	$462,895	$401,056	$26,943	$(614,612)	$—	$9,566,941

Summary Statement of Operations for the three months ended March 31, 2015:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$2,240,064	$—	$—	$2,240,064
Rental revenue	375,321	—	—	(110,218)	265,103
Total Revenue	375,321	2,240,064	—	(110,218)	2,505,167

Operating expenses:
Salaries & benefits	3,000	836,987	106,133	—	946,120
Other operating expenses	103,331	458,372	—	(110,218)	451,485
General and administrative	22,642	291,159	239,483	—	553,284
Depreciation and amortization	69,219	66,515	4,775	—	140,509
Total operating expenses	198,192	1,653,033	350,391	(110,218)	2,091,398

Net income (loss) from operations:	177,129	587,031	(350,391)	—	413,769

Interest expense	(110,496)	(51,784)	(200,864)	—	(363,144)
Amortization of financing costs	(14,337)	(6,349)	—	—	(20,686)
Other income (expense)	750	—	—	—	750

Net Income (loss):	53,046	528,898	(551,255)	—	30,689

Income taxes	—	—	—	—	—

Net income (loss)	$53,046	$528,898	$(551,255)	$—	$30,689

Selected financial data:

	Marina	FCID	Brevard	The Crane
	Towers	Medical	Orthopaedic	Center	Corporate	Total
Assets:
At March 31, 2016:	$8,642,412	$4,872,351	$6,176,738	$2,961,076	$3,194,588	$25,847,165
At December 31, 2015:	$6,309,955	$4,391,192	$5,623,370	$3,013,011	$3,286,460	$22,623,988

Assets acquired
Three months ended March 31, 2016	$49,824	$49,893	$2,116	$24,240	$—	$126,073
Three months ended March 31, 2015	$6,628	$1,656	$—	$—	$—	$8,284

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Litigation – Health First Management

The B.A.C.K. Center has a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. due to a contract dispute. A counterclaim was filed against the Company. The case has been litigated for a substantial amount of time and a trial is anticipated to take place within the next 12 months. The Company has vigorously defended against the counterclaim. The Company has accrued a possible loss contingency of approximately $118,000 during the year ended December 31, 2015.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Operating leases

The B.A.C.K. Center leases office space under various non-cancelable operating leases that expire at various dates through June 2026. Terms of the lease agreements provide for rental payments ranging from approximately $4,200 to $200,000 per month. Certain leases include charges for sales and real estate taxes and a proration of common area maintenance expenses. Under generally accepted accounting principles (GAAP), all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. The GAAP rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet. From the date of the Operation and Control Agreement through December 31, 2015, lease expense amounted to $2,360,986.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Nine months ended December 31, 2016	2,620,910
Year ended December 31, 2017	3,444,197
Year ended December 31, 2018	3,444,209
Year ended December 31, 2019	3,444,221
$12,953,537

Sale/Leaseback

Effective March 31, 2016, the Company leased Marina Towers under a sale/leaseback transaction (See Note 4), via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. The Company does not have any residual interest nor the option to repurchase the facility at the end of the lease term.

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Nine months ended December 31, 2016	$828,506
Year ended December 31, 2017	1,104,675
Year ended December 31, 2018	1,104,675
Year ended December 31, 2019	1,121,246
Year ended December 31, 2020	1,143,670
Year ended December 31, 2021 and thereafter	6,387,969
$11,690,741

For the three months ended March 31, 2016, the Company collected $268,513 in net rental revenue from third party tenants of Marina Towers.

Guarantees

The B.A.C.K. Center’s shareholders and a related party have guaranteed the full and prompt payment of the base rent, the additional rent and any all other sums and charges payable by a tenant, its successors and assigns under the lease, and the full performance and observance of all the covenants, terms, conditions and agreements for one of the above mentioned operating leases.

NOTE 19 – INCOME TAXES

In the first quarter of 2016, effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction (See “Gain on Sale of Property and Improvements”). In connection with the sale, the Company reported a gain on sale of the property of $9,188,968 (GAAP Basis) for the three months ended March 31, 2016. There was a Tax Basis gain of approximate $9,051,430. The difference between the GAPP Basis and Tax Basis gain was mainly attributable to depreciation. The gain was offset by Net Operation Losses the Company has generated in prior periods, so no income tax was recorded, but an estimated Alternative Minimum Tax liability of $181,089 was recorded. Offsetting the Alternative Minimum tax recorded is a Deferred Tax Asset of the same amount related to the Alternative Minimum Tax Liability (Alternative Minimum Tax Credit Carryforward). Management believes the Company will utilize the Alternative Minimum Tax Carryforward in future periods, as of the March 31, 2016 reporting period.

The Company’s effective tax rate in the first quarter of 2016 is approximately 38.6% See Note 20, Income Taxes, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

NOTE 20 – SUBSEQUENT EVENTS

On April 1, 2016, the Company paid the following notes in full. In connection with the MedTRX Collection Services, Inc. settlement, on November 6, 2015, the Company issued two non-interest bearing promissory notes in aggregate of $650,000, due the earlier of a) April 2, 2016, b) the date real estate (as identified) is sold, financed or transferred or c) date the stock payment (as described above) is redeemed. As of March 31, 2016, the balance due on outstanding settlement promissory notes was $450,000.

On April 6, 2016, the Company paid the following advances in full. As of March 31, 2016, the Company received an aggregate of $133,796 as cash advances from related parties. The advances are due upon demand with an interest rate of 12% per annum.

On April 15, 2016, the Company paid the following note in full. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. Effective October 1, 2015, the Company acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer.

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

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is implementing the second phase of a defined growth strategy aimed at building a network of localized, integrated healthcare delivery platforms comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Neurology, Interventional Pain Management and related diagnostic and ancillary services in key expansion markets throughout the Southeastern U.S.

Successful implementation of our first phase allowed us to confirm that by integrating the synergistic mix of Orthopaedic, Spine Surgery, Neurology and Interventional Pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies across legacy brick-and-mortar boundaries, we are able to effectively:

●	provide patients with direct and convenient access to musculoskeletal and rehabilitative care via our best-in-class team of surgeons, physicians and care specialists, and wide array of ancillary and diagnostic services, which includes, but is not limited to, magnetic resonance imaging (“MRI”), X-ray (“X-ray”), durable medical equipment (“DME”) and rehabilitative care, including physical therapy (“PT”) and occupational therapy (“OT”).

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare, thereby achieving faster recoveries at materially reduced costs; and

●	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

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

Our Healthcare Services Business

We currently own and operate First Choice Medical Group of Brevard, LLC (“First Choice – Brevard”), our multi-specialty Medical Center of Excellence. Located in Melbourne, Florida, First Choice – Brevard specializes in the delivery of musculoskeletal medicine, via our strategically aligned sub-specialties in orthopaedics, neurology and interventional pain medicine, coupled with on-site diagnostic and ancillary services, including MRI, X-ray, DME, PT and OT with multiple quality-focused goals centered on enriching our patients’ care experiences.

On May 1, 2015, through our wholly-owned subsidiary, TBC Holdings of Melbourne, Inc., we entered into an Operation and Control Agreement (the “Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), a premier spine, orthopaedic and pain practice in Brevard County, Florida. The B.A.C.K. Center operates two medical offices located in Melbourne and Merritt Island, Florida.

On October 1, 2015, through our newly formed wholly-owned subsidiary, CCSC Holdings, Inc., we acquired a 40% interest in Melbourne, Florida-based Crane Creek Surgery Center (“Crane Creek”). Established in 2009, Crane Creek is an AAAHC accredited facility dedicated to delivering excellent, ambulatory surgical care in a convenient, comfortable outpatient environment. The modern 18,000+ square foot facility is located in Melbourne, Florida within the Crane Creek Medical Center building, which is also home to Osler Medical and The B.A.C.K. Center. Crane Creek’s facility houses four state-of-the-art operating rooms and a procedure room; with capacity and capability to host 4,000-5,000 orthopaedic, spine, interventional pain and general surgical procedures each year. The other owners of Crane Creek are CCSC TBC Group, LLC (“TBC Group”), owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Surgical Center Partners, which develops and manages 17 world class ambulatory surgery centers across the United States. Drs. Hynes and Datta are both affiliated with The B.A.C.K. Center. Together, CCSC Holdings and TBC Group own 75% interest in Crane Creek. In accordance with the Crane Creek Restated and Amended Operating Agreement, CCSC Holdings will exercise sufficient control over the business of Crane Creek that will allow First Choice to treat it as a variable interest entity, effective October 1, 2015. As a result, First Choice will include the financial results of Crane Creek in its consolidated financial statements in accordance with generally accepted accounting principles as if it were a wholly-owned subsidiary. Dr. Hynes has been appointed as Crane Creek’s Medical Board president and as Medical Director.

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary, which operates our real estate interests. FCID Holdings had one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

Total revenues increased 189% to $7,241,753 for the three months ended March 31, 2016 as compared to revenues of $2,505,167 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) and on October 1, 2015 of Crane Creek Surgical Center (“Crane Creek), which contributed revenues of $3,392,997 and $1,271,308, respectively, for the quarter comprised of additional patient services revenue of $4,306,206 and rental revenue of $358,099. Patient services revenue generated by First Choice Medical Group (“FCMG”) increased by $68,871, or 3%, after factoring provision for doubtful accounts. Rental revenue increased by $361,509, totaling $626,612 and $265,103 for the three months ended March 31, 2016 and 2015, respectively, primarily due to the addition of rental revenue from The B.A.C.K. Center.

The provision for doubtful accounts during the first quarter of 2016 totaled $626,612. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Salaries and Benefits	$2,780,569	$946,120
Other operating expenses	1,187,274	451,485
General and administrative	2,405,877	553,284
Depreciation and amortization	298,950	140,509
Total operating expenses	$6,672,670	$2,091,398

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 194% to $2,780,569 for the three months ended March 31, 2016, compared to $946,120 for the three months ended March 31, 2015. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center and October 1, 2015 of Crane Creek, which represented an additional $1,751,248 in the reporting period. The existing segments netted an increase of $83,201 as compared to 2015. Other operating expenses increased 163% to $1,187,274 from $451,485 due to the increase in patient service volume from 2015 to 2016 with the added facilities.

General and administrative expenses for the three months ended March 31, 2016 increased 335% to $2,405,877, up from $553,284. The increase was largely attributable adding The B.A.C.K. Center and Crane Creek, adding $1,691,067 in costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 112% from $140,509 for the three months ended March 31, 2016 to $298,950 for the three months ended March 31, 2015. The increase is primarily from our two additional operating segments.

Net Income from Operations

The income from operations for the three months ended March 31, 2016 increased 38% to $569,083, which compared to income from operations of $413,769 for the same period in the prior year. Notwithstanding non-cash expenses totaling $658,099 for the three months ended March 31, 2016, which included stock-based compensation, depreciation and amortization, income from operations totaled $1,227,182. This compared to income from operations of $668,438 after factoring $254,669 in non-cash stock-based compensation, depreciation and amortization recorded for the three months ended March 31, 2015.

Gain on Sale of Property and Improvements

Effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In connection with the sale, we reported a gain on sale of property of $9,188,968 for the three months ended March 31, 2016.

Interest Expense

Interest expense decreased 50% to $181,135 for the three months ended March 31, 2016, which compared to $363,144 for the three months ended March 31, 2015. The decrease primarily is due to payoff conversions of our convertible notes payable with Hillair in 2015 as compared to the same period last year, net with increase from The B.A.C.K. Center in 2015 of $2,459.

Net Income

As a result of all the above, we reported net income of $9,566,941 for the three months ended March 31, 2016, representing a significant improvement over net income of $30,689 reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net loss by segment for the three months ended March 31, 2016 and 2015, respectively. The significant fluctuations in the line items are described above.

For the Three Months Ended March 31, 2016:

	Marina	FCID	Brevard	The Crane		Intercompany
	Towers	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$2,308,935	$3,034,898	$1,271,308	$—	$—	$6,615,141
Rental revenue	428,246	—	358,099		—	(159,733)	626,612
Total Revenue	428,246	2,308,935	3,392,997	1,271,308	—	(159,733)	7,241,753
Total operating expenses	202,812	1,789,222	3,045,219	1,183,514	611,636	(159,733)	6,672,670

Net income (loss) from operations:	225,434	519,713	347,778	87,794	(611,636)	—	569,083

For the Three Months Ended March 31, 2015:

	Marina	FCID		Intercompany
	Towers	Medical	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$—	$2,240,064	$—	$—	$2,240,064
Rental revenue	375,321	—	—	(110,218)	265,103
Total Revenue	375,321	2,240,064	—	(110,218)	2,505,167
Total operating expenses	198,192	1,653,033	350,391	(110,218)	2,091,398

Net income (loss) from operations:	177,129	587,031	(350,391)	—	413,769

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $10,051,999 and accounts receivables totaling $7,448,429. This compared to cash of $1,594,998, restricted cash of $359,414 and accounts receivable of $6,623,894 as of the end of 2015.

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

Net cash provided by our operating activities for the three months ended March 31, 2016 totaled $317,224, which compared to net cash used in our operations for the three months ended March 31, 2015 of $173,931. The increase in cash provided was due primarily to net income of $9,620,448 for the current period as compared to net income of $30,689 for the three months ended March 31, 2015. This was offset by stock-based compensation of $81,300, payment of the non-cash loan extension of $92,000, bad debt expense of $262,524 and depreciation and amortization of 314,275, net with gain on sale of property of $9,188,968 for the three months ended March 31, 2016 as compared to $353,669 for the same period last year. In addition, our operating assets increased by $881,955 and $533,044 for the three months ended March 31, 2016 and 2015, respectively; and our operating liabilities increased in 2016 by $17,600 as compared to decreasing by $25,245 for the three months ended March 31, 2015.

Net cash flows provided by investing activities was $14,942,424 for the three months ended March 31, 2016, compared to $8,284 used in investing activities for the three months ended March 31, 2015. In 2016, we received $15,068,497 net proceeds from the sale of Marina Towers. Purchases of equipment were $126,073 and $8,284 for the three months ended March 31, 2016 and 2015, respectively, due to less cash spent on the purchase of equipment in 2015 compared to the current year.

Cash flows used in financing activities was $6,802,647 for three months ended March 31, 2016, compared to net cash provided by financing activities of $15,922 for the three months ended March 31, 2015. The cash flows provided by (used in) financing activities were the result of:

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Proceeds from advances	$90,714	$74,000
Proceeds from lines of credit	372,636)	140,000
Net payments on notes payable	(7,265,997)	(198,078)
Net cash provided by (used in) financing activities	$(6,802,647)	$15,922

On March 31, 2016, in connection with the sale/leaseback transaction of Marina Towers, we paid off the outstanding mortgage balance due of $7,223,771.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The B.A.C.K. Center has a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. due to a contract dispute. A counterclaim was filed against the Company. The case has been litigated for a substantial amount of time and a trial is anticipated to take place within the next 12 months. The Company has vigorously defended against the counterclaim. The Company has accrued a possible loss contingency of approximately $118,000 during the year ended December 31, 2015.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors reported in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 16, 2016	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Donald A. Bittar
Donald A. Bittar
Interim Chief Financial Officer (Principal Accounting Officer)