Form 10-Q
period 2016-06-30
First Choice Healthcare Solutions, Inc.
filed 2016-08-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

As of August 15, 2016, there were 24,238,613 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash (amounts related to VIE of $1,300,391 and $1,556,303)	$7,785,602	$1,594,998
Cash-restricted	—	359,414
Accounts receivable, net (amounts related to VIE of $5,324,747 and $4,544,308)	8,369,428	6,623,894
Employee loans (amounts related to VIE of $1,084,406 and $636,293)	1,084,406	672,293
Prepaid and other current assets (amounts related to VIE of $151,147 and $183,465)	221,156	316,773
Capitalized financing costs, current portion (amounts related to VIE of $-0- and $1,317)	—	39,533
Total current assets	17,460,592	9,606,905

Property, plant and equipment, net of accumulated depreciation of $1,058,933 and $3,075,648 (amounts related to VIE of $735,079 and $773,808)	2,644,783	8,613,502

Other assets
Goodwill (amount relating to VIE of $899,465)	899,465	899,465
Deferred costs, net of amortization of $376,418 and $215,096	2,850,009	3,011,331
Patient list, net of accumulated amortization of $85,000 and $75,000	215,000	225,000
Patents, net of accumulated amortization of $47,750 and $38,200	238,750	248,300
Investments (amounts related to VIE of $22,005 and $16,914)	22,005	16,914
Deferred tax asset	181,029	—
Deposits	16,071	2,571
Total other assets	4,422,329	4,403,581

Total assets	$24,527,704	$22,623,988

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $2,278,994 and $2,319,056)	$3,305,834	$3,937,244
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
Stock based payable	601,833	1,198,900
Advances	—	43,082
AMT tax payable	181,029	—
Settlement payable	—	600,000
Line of credit, short term (amount related to VIE of $439,524 and $416,888)	2,939,524	2,566,888
Note payable, related party, current portion (amount related to VIE of $-0- and $428,645)	—	428,645
Notes payable, current portion (amount related to VIE of $4,128 and $10,341)	513,506	7,652,941
Unearned revenue	26,354	42,704
Deferred rent, short term portion (amount related to VIE of $237,620 and $118,810)	237,620	118,810
Total current liabilities	8,057,288	16,840,802

Long term debt:
Deposits held	58,234	67,432
Notes payable, long term portion	275,125	535,822
Deferred rent, long term portion (amount related to VIE of $2,141,198 and $2,141,199)	2,167,427	2,141,199
Total long term debt	2,500,786	2,744,453

Total liabilities	10,558,074	19,585,255

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,238,613 and 22,867,626 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	24,239	22,868
Common stock subscription	—	175,000
Additional paid in capital	22,393,921	21,196,792
Accumulated deficit	(9,554,839)	(19,274,917)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	12,863,321	2,119,743
Non-controlling interest (note 15)	1,106,309	918,990
Total equity	13,969,630	3,038,733

Total liabilities and equity	$24,527,704	$22,623,988

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Patient service revenue	$7,290,456	$3,810,299	$14,168,121	$6,095,587
Provision for bad debts	(267,194)	(6,260)	(529,718)	(51,484)
Net patient service revenue less provision for bad debts	7,023,262	3,804,039	13,638,403	6,044,103
Rental revenue	629,838	520,276	1,256,450	785,379
Total revenue	7,653,100	4,324,315	14,894,853	6,829,482

Operating expenses:
Salaries and benefits	3,139,042	2,125,481	5,919,611	3,071,601
Other operating expenses	1,573,376	563,422	2,760,650	1,014,907
General and administrative	2,535,741	1,649,870	4,941,618	2,203,154
Depreciation and amortization	136,800	144,417	435,750	284,926
Total operating expenses	7,384,959	4,483,190	14,057,629	6,574,588

Net income (loss) from operations	268,141	(158,875)	837,224	254,894

Other income (expense):
Gain on sale of property and improvements	23,378	—	9,212,346	—
Miscellaneous income (expense)	46,812	40,369	105,669	41,119
Amortization financing costs	(329)	(19,229)	(15,654)	(39,915)
Interest expense, net	(51,053)	(358,994)	(232,188)	(722,138)
Total other expense	18,807	(337,854)	9,070,173	(720,934)

Net income (loss) before provision for income taxes	286,949	(496,729)	9,907,397	(466,040)

Income taxes (benefit)	—	—	—	—

Net income (loss)	286,949	(496,729)	9,907,397	(466,040)

Non-controlling interest (note 15)	(133,812)	—	(187,319)	—

NET INCOME (LOSS) ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$153,137	$(496,729)	$9,720,078	$(466,040)

Net income (loss) per common share, basic	$0.01	$(0.03)	$0.42	$(0.03)

Net income (loss) per common share, diluted	$0.01	$(0.03)	$0.36	$(0.03)

Weighted average number of common shares outstanding, basic	23,862,943	18,999,475	23,374,625	18,533,559

Weighted average number of common shares outstanding, diluted	27,196,277	18,999,475	26,707,959	18,533,559

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

	Common stock		Additional Paid in	Common Stock	Accumulated	Non-controlling
	Shares	Amount	Capital	Subscriptions	Deficit	Interest	Total
Balance, December 31, 2015	22,867,626	$22,868	$21,196,792	$175,000	$(19,274,917)	$918,990	$3,038,733
Common stock issued in connection with loan extension	100,000	100	91,900	—	—	—	92,000
Common stock issued in settlement of common stock subscription	129,630	130	174,870	(175,000)	—	—	—
Common stock issued for services rendered	1,141,357	1,141	930,359	—	—	—	931,500
Net income	—	—	—	—	9,720,078	187,319	9,907,397
Balance, June 30, 2016	24,238,613	$24,239	$22,393,921	$—	$(9,554,839)	$1,106,309	$13,969,630

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$9,907,397	$(466,040)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	435,750	338,700
Amortization of financing costs	15,654	39,915
Bad debt expense	529,718	51,484
Gain on sale of property	(9,212,346)	—
Common stock issued in connection with loan extension	92,000	227,000
Stock based compensation	334,433	139,750
Changes in operating assets and liabilities:
Accounts receivable	(2,275,252)	(556,635)
Prepaid expenses and other	95,617	237,431
Restricted funds	359,414	(54,563)
Employee loans	(412,113)	(103,654)
Accounts payable and accrued expenses	(650,425)	160,359
Settlement payable	(600,000)	—
Deposits	(22,698)	(5,469)
Deferred rent	145,038	39,603
Unearned income	(16,350)	22,113
Net cash (used in) provided by operating activities	(1,274,163)	69,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from variable interest entity	—	679,673
Proceeds from sale of property	15,113,497	—
Purchase of equipment	(149,507)	(40,065)
Net cash provided by investing activities	14,963,990	639,608

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from advances	(43,082)	129,000
Proceeds from lines of credit	372,636	355,656
Net payments on notes payable	(7,828,777)	(418,780)
Net cash (used in) provided by financing activities	(7,499,223)	65,876

Net increase in cash and cash equivalents	6,190,604	775,478
Cash and cash equivalents, beginning of period	1,594,998	279,087

Cash and cash equivalents, end of period	$7,785,602	$1,054,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$237,943	$594,211
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$597,067	$15,000
Common stock issued in settlement of convertible note and interest	$—	$811,200
Fair value of options issued to acquire management control of variable interest entity	$—	$3,226,427

See the accompanying notes to these unaudited condensed consolidated financial statements

NOTE 1 —BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of June 30, 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016.

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

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its recently formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000, which bears 8% interest per annum, matures April 15, 2016 and was personally guaranteed by the Company’s Chief Executive Officer. This note was paid in full on April 15, 2016. In connection with the investment, the Company is entitled to 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek.

The unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FCID Holdings, Inc.; MTMC of Melbourne, Inc.; Marina Towers, LLC; FCID Medical Inc.; TBC Holdings of Melbourne, Inc.; First Choice – Brevard; Surgical Partners of Melbourne, Inc. and CCSC Holdings, Inc., along with The B.A.C.K. Center and Crane Creek, our variable interest entities (“VIE”). All significant intercompany balances and transactions, including those involving the VIE, have been eliminated in consolidation.

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

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also The B.A.C.K. Center’s main medical practice location.

Cash

Cash consists of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2016, the Company had $7,785,602 cash, of which $1,300,391 held by VIE. As of December 31, 2015, the Company had $1,594,998 cash, of which $1,556,303 held by VIE.

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

●	Rental receivables. Accounts receivables from rental activities are periodically evaluated for collectability in determining the appropriate allowance for doubtful account and provision of bad debts.

●	Patient receivables. Accounts receivables from services provided to patients who have third-party coverage, the Company analyzes contractually due amounts and provides a provision for bad debts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts actually collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts.

As of June 30, 2016 and December 31, 2015, the Company’s provision for bad debts was $3,322,240 and $2,498,398, respectively.

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

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The amortization for the three and six months ended June 30, 2016 was $4,775 and $9,550, respectively; and for the three and six months ended June 30, 2015 was $4,775 and $9,550, respectively. Accumulated amortization of Patent costs were $47,750 and $38,200 at June 30, 2016 and December 31, 2015, respectively.

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization for the three and six months ended June 30, 2016 was $5,000 and $10,000, respectively; and for the three and six months ended June 30, 2015 was $5,000 and $10,000, respectively. Accumulated amortization of patient list costs were $85,000 and $75,000 at June 30, 2016 and December 31, 2015, respectively.

Net income per share

The Company computes basic net income per share by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted income per share for the three and six months ended June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income per share are as follows:

	June 30, 2016	June 30, 2015
Convertible notes payable	—	2,990,920
Warrants to purchase common stock	4,324,630	4,195,000
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	150,000
Totals	7,474,630	10,185,920

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

Deferred costs

On May 1, 2015, in connection with the Operation and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), the Company reserved 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting is contingent on The B.A.C.K. Center employees executing employment agreements with TBC Holding and the acquisition of the variable interest entity. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67-year life. The amortization for the three and six months ended June 30, 2016 was $80,661 and $161,322; and for the three and six months ended June 30, 2015 was $53,774. Accumulated amortization of the deferred costs was $376,418 and $215,096 at June 30, 2016 and December 31, 2015, respectively.

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

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codified 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

As of June 30, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. On June 9, 2015, First Choice – Brevard entered into a modification agreement amending the loan and security agreement, increasing the maximum aggregate amount available from $1,500,000 to $2,000,000 and on December 14, 2015, increasing the maximum aggregate available from $2,000,000 to $2,500,000 and extending the maturity date to July 30, 2017 in exchange for 100,000 restricted shares of the Company’s common stock. The $500,000 increase may be repaid at any time, and is not subject to the conversion provision set forth in the loan agreement. All other terms and conditions of the loan agreement remain in full force and effect. As of June 30, 2016, the Company had used $2,500,000 of the amount available under the line of credit. (See Note 6 – Lines of Credit).

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

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases 31,835 square feet of commercial office space to third party tenants as of June 30, 2016.

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

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Land	$—	$1,000,000
Building	—	3,055,168
Building improvements	183,713	4,211,749
Computer equipment	351,644	340,065
Medical equipment	2,908,218	2,822,027
Office equipment	260,141	260,141
	3,703,716	11,689,150
Less: accumulated depreciation	(1,058,933)	(3,075,648)
	$2,644,783	$8,613,502

During the three and six months ended June 30, 2016, depreciation expense charged to operations was $46,364 and $254,878, respectively; and during the three and six months ended June 30, 2015, depreciation expense charged to operations was $134,642 and $265,376, respectively.

During the six months ended June 30, 2016, the Company sold equipment for proceeds of $45,000, recognizing a gain on sale of equipment of $23,378.

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

The lease is classified as an operating lease and as such recorded a gain on sale of property of $9,188,968 during the six months ended June 30, 2016.

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Six months ended December 31, 2016	$552,338
Year ended December 31, 2017	1,121,245
Year ended December 31, 2018	1,143,670
Year ended December 31, 2019	1,166,543
Year ended December 31, 2020	1,189,874
Year ended December 31, 2021 and thereafter	6,646,044
$11,819,714

For the six months ended June 30, 2016, the Company collected $535,999 in net rental revenue from third party tenants of Marina Towers.

NOTE 5 — ADVANCES

At June 30, 2016 and December 31, 2015, the Company received an aggregate of $-0- and $43,082, respectively, as cash advances from non-related parties. The advances are due upon demand with an interest rate of 12% per annum.

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

As of June 30, 2016 and December 31, 2015, the outstanding balance was $2,500,000 and $2,150,000, respectively.

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of June 30, 2016, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of June 30, 2016 and December 31, 2015, the outstanding balance on the Loan was $439,524 and $416,888, respectively.

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

In connection with the settlement, on November 6, 2015, the Company issued two non-interest bearing promissory notes in aggregate of $650,000, due the earlier of a) April 2, 2016, b) the date real estate (as identified) is sold, financed or transferred or c) date the stock payment (as described above) is redeemed. As of June 30, 2016 and December 31, 2015, the balance due on outstanding settlement promissory notes was $-0- and $600,000, respectively. The Company paid the notes in full on April 1, 2016.

NOTE 8 — NOTE PAYABLE, RELATED PARTY

Effective October 1, 2015, the Company acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. The outstanding principal and interest at June 30, 2016 and December 31, 2015 was $-0- and $428,645, respectively. This note was paid in full on April 15, 2016.

NOTE 9— NOTES PAYABLE

Notes payable as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Mortgage Payable	$—	$7,153,262
Note Payable, GE Capital (MRI)	645,426	844,098
Note Payable, GE Capital (X-ray)	73,285	97,232
Note Payable, GE Arm	54,500	67,455
Capital Lease Equipment	15,420	26,716
	788,631	8,188,763
Less current portion	(513,506)	(7,652,941)
	$275,125	$535,822

Mortgage payable

On August 12, 2011, the Company refinanced its existing mortgage note payable providing additional working capital funds. The aggregate amount of the note of $7,550,000 with 6.10% interest per annum with monthly payments of $45,753 beginning in October 2011 based on a 30-year amortization schedule with all remaining principal and interest due in full on September 16, 2016. The note is secured by land and the building along with first priority assignment of leases and rents. In connection with the sale/leaseback transaction (See Note 4), the Company paid off the outstanding balance on March 31, 2016.

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

Aggregate principal maturities of long-term debt as of June 30, 2016:

Amount
Six months ended December 31, 2016	$254,648
Year ended December 31, 2017	521,447
Year ended December 31, 2018	12,536
Total	$788,631

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

As of March 31, 2016, the Company received an aggregate of $133,796 as cash advances from related parties. The advances were due upon demand with an interest rate of 12% per annum. On April 6, 2016, the Company paid the advances in full.

NOTE 11 — CAPITAL STOCK

During the six months ended June 30, 2016, the Company issued an aggregate of 100,000 shares of its common stock in connection with an increase in credit line, valued at $92,000. (see Note 6 – Lines of Credit.)

During the six months ended June 30, 2016, the Company issued an aggregate of 1,141,357 shares of its common stock to officers, employees and service providers at an aggregate fair value of $931,500, of which $597,067 was expensed in 2015.

During the six months ended June 30, 2016, the Company issued an aggregate of 129,630 shares of its common stock in connection with settlement of a stock subscription from 2015 at an aggregate fair value of $175,000.

Stock-based payable

The Company was obligated to issue its common stock to officers and consultants for past and future services as of June 30, 2016. The estimated liability as of June 30, 2016 of $601,833 ($0.89 per share) was determined based on services rendered. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 12 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The following table presents information related to stock options at June 30, 2016:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	7.50	—

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	3,000,000	$1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2016	3,000,000	$1.35

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company’s common stock as of June 30, 2016:

Warrants Outstanding				Warrants Exercisable
Price	Outstanding	Expiration Date	Weighted Price	Exercisable	Weighted Price

$1.35	2,449,630	November 2018 ~ November 2020	$1.35	2,449,630	$1.35
$3.60	1,875,000	December 23, 2018	$3.60	1,875,000	$3.60
	4,324,630		$2.32	4,324,630	$2.32

Warrants to purchase up to 2,449,630 shares of the Company’s common stock may be exercised on a cashless basis. The warrants to purchase up to 1,875,000 shares of the Company’s common stock cannot be exercised on a cashless basis.

Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	4,324,630	$2.32
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2016	4,324,630	$2.32

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the six months ended June 30, 2016:

Restricted shares units issued as of January 1, 2016	—
Granted	150,000
Forfeited	—
Total Restricted Shares Issued at June 30, 2016	150,000
Vested at June 30, 2016	—
Unvested restricted shares as of June 30, 2016	150,000

On May 31, 2016, the Company granted 150,000 performance-based, restricted stock units vesting over three years based on the achievement of certain defined annual financial benchmarks, pursuant to terms of employment offered to the Company’s newly appointed Chief Financial Officer, effective July 11, 2016. The estimated fair value of the granted restricted stock units of $156,000 will be recognized over the vesting period(s).

Stock-based compensation expense related to restricted stock units was $-0- for the three and six months ended June 30, 2016. As of June 30, 2016, the stock-based compensation relating to restricted stock units of $156,000 remains unamortized and is expected to be amortized over the remaining vesting period of approximately three years.

NOTE 13 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its recently formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operation and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company will have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. The initial term of the Agreement expires on December 31, 2016, with an option by the Company to extend the term until December 31, 2023. The Company issued 3,000,000 options to purchase the Company’s common stock, vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice – Brevard.

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

The table below summarizes the assets and liabilities associated with The B.A.C.K. Center as of June 30, 2016 and as of December 31, 2015:

	June 30, 2016	December 31, 2015
Current assets:
Cash	$975,568	$996,986
Accounts receivable	4,061,556	3,727,419
Other current assets	1,199,553	819,757
Total current assets	6,236,677	5,544,162
Property and equipment, net	57,581	60,978
Other assets	22,005	18,231
Total assets	$6,316,263	$5,623,371

Current liabilities:
Accounts payable and accrued liabilities	$1,973,349	$1,877,690
Due to First Choice Healthcare Solutions, Inc.	2,191,881	1,729,882
Other current liabilities	681,273	427,229
Total current liabilities	4,846,503	4,034,801
Long term debt	1,608,446	1,727,256
Total liabilities	6,454,949	5,762,057
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$6,316,263	$5,623,371

Total revenues from The B.A.C.K. Center were $3,562,161 and $6,955,158 for the three and six months ended June 30, 2016. Related expenses consisted primarily of salaries and benefits of $1,762,710 and $3,220,621, general and administrative expenses of $1,624,249 and $3,206,042, depreciation of $5,701 and $11,216, interest and financing costs of $3,947 and $7,394; and other income of $44,506 and $101,231 for the three and six months ended June 30, 2016, respectively. (See Note 15 – Segment Reporting)

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its then newly formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bore 8% interest per annum, matures April 15, 2016 and was personally guaranteed by the Company’s Chief Executive Officer. The promissory note was paid in full on April 15, 2016.

In connection with the investment, the Company is entitled to 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek.

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

The table below summarizes the assets and liabilities associated with the Crane Creek as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Current assets:
Cash	$324,823	$559,318
Accounts receivable	1,263,191	816,889
Total current assets	1,588,014	1,376,207
Property and equipment, net	677,498	712,830
Goodwill	899,465	899,465
Total assets	$3,164,977	$2,988,502

Current liabilities:
Accounts payable and accrued liabilities	$305,644	$441,368
Other current liabilities	251,588	251,588
Total current liabilities	557,232	692,956
Deferred rent	532,752	532,752
Total liabilities	1,089,984	1,225,708

Equity-First Choice Healthcare Solutions, Inc.	829,998	705,118
Non-controlling interest	1,244,995	1,057,676
Total liabilities and deficit	$3,164,977	$2,988,502

Total revenues from Crane Creek were $1,446,053 and $2,717,361 for the three and six months ended June 30, 2016. Related expenses consisted primarily of salaries and benefits of $314,056 and $607,393, practice supplies and operating expenses of $830,261 and $1,539,907, general and administrative expenses of $125,893 and $235,168, depreciation of $(22,244) and $49,012, interest expense of $1,361 and $10,087, gain on sale of equipment of $23,378 and $23,378 and miscellaneous income of $1,556 and $2,938 for the three and six months ended June 30, 2016, respectively. (See Note 15 – Segment Reporting)

NOTE 14 — NON-CONTROLLING INTEREST

Effective May 1, 2015, the Company, through its then newly formed wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operation and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby the Company has sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations, including the requirement to absorb losses or right to receive economic benefits. The initial term of the Agreement expires on December 31, 2016 with an option by the Company to extend the term until December 31, 2023.

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended June 30, 2016:

Net income	$133,258
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net loss attributable to non-controlling interest for the six months ended June 30, 2016:

Net income	$461,999
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2016:

Balance, December 31, 2015	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, June 30, 2016	$(138,686)

Effective October 1, 2015, the Company, through its then newly formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. This promissory note was paid in full on April 15, 2016. In connection with the investment, the Company is entitled to 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek.

A reconciliation of the non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended June 30, 2016:

Net income	$223,021
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$133,812

Net income attributable to non-controlling interest for the six months ended June 30, 2016:

Net income	$312,198
Average non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$187,319

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2016:

Balance, December 31, 2015	$1,057,676
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	187,319
Balance, June 30, 2016	$1,244,995

NOTE 15 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: FCID Medical, Inc., The B.A.C.K. Center and CCSC Holdings, Inc.

All reportable segments derive revenue for medical services provided to patients; and The B.A.C.K Center additionally derives revenue for subleasing space within its building and medical services provided to patients. With the aforementioned sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third party tenants of Marina Towers under the “Corporate” segment for both the 2016 and 2015 comparable reporting periods; and will continue to do so hereafter.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the three months ended June 30, 2016:

	FCID	The B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$2,377,400	$3,199,809	$1,446,053	$—	$—	$7,023,262
Rental revenue	—	362,352		267,486	—	629,838
Total revenue	2,377,400	3,562,161	1,446,053	267,486	—	7,653,100

Operating expenses:
Salaries & benefits	871,446	1,762,710	314,056	190,830	—	3,139,042
Other operating expenses	327,576	—	830,261	415,539	—	1,573,376
General and administrative	321,823	1,624,249	125,893	463,776	—	2,535,741
Depreciation and amortization	67,907	5,701	(22,244)	85,436	—	136,800
Total operating expenses	1,588,752	3,392,660	1,247,966	1,155,581	—	7,384,959

Net income (loss) from operations:	788,648	169,501	198,087	(888,095)	—	268,141

Interest income (expense)	(54,805)	(3,618)	(1,361)	8,731	—	(51,053)
Amortization of financing costs	—	(329)	—	—	—	(329)
Gain on sale of property	—	—	23,378	—	—	23,378
Other income (expense)	—	44,506	1,556	750	—	46,812

Net Income (loss) before income taxes:	733,843	210,060	221,660	(878,614)	—	286,949

Income taxes	—			—	—	—

Net income (loss)	733,843	210,060	221,660	(878,614)	—	286,949

Non-controlling interest	—	—	(133,812)	—	—	(133,812)

Net income (loss) attributable to First Choice Healthcare Solutions	$733,843	$210,060	$87,848	$(878,614)	$—	$153,137

Summary Statement of Operations for the three months ended June 30, 2015:

	FCID	The B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$1,873,219	$1,930,820	$—	$—	$3,804,039
Rental revenue	—	256,132	375,512	(111,368)	520,276
Total revenue	1,873,219	2,186,952	375,512	(111,368)	4,324,315

Operating expenses:
Salaries & benefits	781,064	1,250,618	93,799	—	2,125,481
Other operating expenses	564,847	—	109,943	(111,368)	563,422
General and administrative	319,237	917,456	413,177	—	1,649,870
Depreciation and amortization	66,745	3,223	74,449	—	144,417
Total operating expenses	1,731,893	2,171,297	691,368	(111,368)	4,483,190

Net income (loss) from operations:	141,326	15,655	(315,856)	—	(158,875)

Interest expense	(68,798)	(7,264)	(282,932)	—	(358,994)
Amortization of financing costs	(4,233)	(659)	(14,337)	—	(19,229)
Other income (expense)	—	19,150	21,219	—	40,369

Net Income (loss):	68,295	26,882	(591,906)	—	(496,729)

Income taxes	—	—	—	—	—

Net income (loss)	$68,295	$26,882	$(591,906)	$—	$(496,729)

Summary Statement of Operations for the six months ended June 30, 2016:

	FCID	The B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$4,686,335	$6,234,707	$2,717,361	$—	$—	$13,638,403
Rental revenue	—	720,451		695,732	(159,733)	1,256,450
Total revenue	4,686,335	6,955,158	2,717,361	695,732	(159,733)	14,894,853

Operating expenses:
Salaries & benefits	1,700,666	3,220,621	607,393	390,931	—	5,919,611
Other operating expenses	858,983	—	1,539,907	521,493	(159,733)	2,760,650
General and administrative	683,626	3,206,042	235,168	816,782	—	4,941,618
Depreciation and amortization	134,699	11,216	49,012	240,823	—	435,750
Total operating expenses	3,377,974	6,437,879	2,431,480	1,970,029	(159,733)	14,057,629

Net income (loss) from operations:	1,308,361	517,279	285,881	(1,274,297)	—	837,224

Interest income (expense)	(111,623)	(6,077)	(10,087)	(104,401)	—	(232,188)
Amortization of financing costs	—	(1,317)	—	(14,337)	—	(15,654)
Gain on sale of property	—	—	23,378	9,188,968	—	9,212,346
Other income (expense)	—	101,231	2,938	1,500	—	105,669

Net Income (loss) before income taxes:	1,196,738	611,116	302,110	7,797,433	—	9,907,397

Income taxes	—			—	—	—

Net income (loss)	1,196,738	611,116	302,110	7,797,433	—	9,907,397

Non-controlling interest	—	—	(187,319)	—	—	(187,319)

Net income (loss) attributable to First Choice Healthcare Solutions	$1,196,738	$611,116	$114,791	$7,797,433	$—	$9,720,078

Summary Statement of Operations for the six months ended June 30, 2015:

	FCID	The B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$4,113,283	$1,930,820	$—	$—	$6,044,103
Rental revenue	—	256,132	750,833	(221,586)	785,379
Total revenue	4,113,283	2,186,952	750,833	(221,586)	6,829,482

Operating expenses:
Salaries & benefits	1,618,051	1,250,618	202,932	—	3,071,601
Other operating expenses	1,023,219	—	213,274	(221,586)	1,014,907
General and administrative	610,396	917,456	675,302	—	2,203,154
Depreciation and amortization	133,260	3,223	148,443	—	284,926
Total operating expenses	3,384,926	2,171,297	1,239,951	(221,586)	6,574,588

Net income (loss) from operations:	728,357	15,655	(489,118)	—	254,894

Interest expense	(120,582)	(7,264)	(594,292)	—	(722,138)
Amortization of financing costs	(10,582)	(659)	(28,674)	—	(39,915)
Other income (expense)	—	19,150	21,969	—	41,119

Net Income (loss):	597,193	26,882	(1,090,115)	—	(466,040)

Income taxes	—		—	—	—

Net income (loss)	$597,193	$26,882	$(1,090,115)	$—	$(466,040)

Selected financial data:

	FCID	The B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Assets:
At June 30, 2016:	$5,476,146	$6,316,264	$3,192,413	$9,542,881	$—	$24,527,704
At December 31, 2015:	$4,391,192	$5,623,370	$3,013,011	$9,596,415	$—	$22,623,988

Assets acquired
Three months ended June 30, 2016	$6,668	$5,703	$11,063	$—	$—	$23,434
Three months ended June 30, 2015	$1,999	$—	$—	$29,781	$—	$31,780
Six months ended June 30, 2016	$56,561	$7,819	$35,303	$49,824	$—	$149,507
Six months ended June 30, 2015	$3,656	$—	$—	$36,409	$—	$40,065

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Litigation – Health First Management

The B.A.C.K. Center has a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. due to a contract dispute. A counterclaim was filed against the Company. The case has been litigated for a substantial amount of time and a trial is anticipated to take place within the next 12 months. The Company has vigorously defended against the counterclaim. The Company has accrued a possible loss contingency of approximately $118,000 during the year ended December 31, 2015. As of June 30, 2016, there has been no change to the status of the litigation.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Operating leases

The B.A.C.K. Center leases office space under various non-cancelable operating leases that expire at various dates through June 2026. Terms of the lease agreements provide for rental payments ranging from approximately $4,200 to $200,000 per month. Certain leases include charges for sales and real estate taxes and a proration of common area maintenance expenses. Under generally accepted accounting principles (GAAP), all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. The GAAP-based rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet. From the date of the Operation and Control Agreement through December 31, 2015, lease expense amounted to $2,360,986.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Six months ended December 31, 2016	$1,747,273
Year ended December 31, 2017	3,444,197
Year ended December 31, 2018	3,444,209
Year ended December 31, 2019	3,444,221
Year ended December 31, 2020 and thereafter	20,665,648
$36,189,780

For the six months ended June 30, 2016, The B.A.C.K. Center collected $720,451 in net rental revenue from third party tenants.

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

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Six months ended December 31, 2016	$552,338
Year ended December 31, 2017	1,121,245
Year ended December 31, 2018	1,143,670
Year ended December 31, 2019	1,166,543
Year ended December 31, 2020	1,189,874
Year ended December 31, 2021 and thereafter	6,646,044
$11,819,714

For the six months ended June 30, 2016, the Company collected $535,999 in net rental revenue from third party tenants of Marina Towers.

Guarantees

The B.A.C.K. Center’s shareholders and a related party have guaranteed the full and prompt payment of the base rent, the additional rent and any all other sums and charges payable by a tenant, its successors and assigns under the lease, and the full performance and observance of all the covenants, terms, conditions and agreements for one of the above mentioned operating leases.

NOTE 17 – INCOME TAXES

In the first quarter of 2016, effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction (See “Gain on Sale of Property and Improvements”). In connection with the sale, the Company reported a gain on sale of the property of $9,188,968 (GAAP Basis) for the six months ended June 30, 2016. There was a Tax Basis gain of approximate $9,051,430. The difference between the GAPP Basis and Tax Basis gain was mainly attributable to depreciation. The gain was offset by Net Operation Losses the Company has generated in prior periods, so no income tax was recorded, but an estimated Alternative Minimum Tax liability of $181,089 was recorded. Offsetting the Alternative Minimum tax recorded is a Deferred Tax Asset of the same amount related to the Alternative Minimum Tax Liability (Alternative Minimum Tax Credit Carryforward). Management believes the Company will utilize the Alternative Minimum Tax Carryforward in future periods, as of the June 30, 2016 reporting period.

The Company’s effective tax rate in the second quarter of 2016 is approximately 38.6% See Note 20, Income Taxes, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

NOTE 18 – SUBSEQUENT EVENTS

On July 6, 2016, the Company announced that it appointed Timothy K. Skeldon as its Chief Financial Officer, who assumed this position on July 11, 2016. Upon commencement of his employment, Mr. Skeldon will receive an annual salary of $250,000 and receive an additional annual bonus of $25,000 per year for each completed year of employment. Further, he will be granted a total of 150,000 shares of the Company’s Common Stock with a three-year vesting schedule. Up to 50,000 shares per year are eligible to vest based on annual revenue and EBITDA benchmarks agreed upon by Mr. Skeldon and the Company. Shares will be issued on a percentage of actual amount achieved. Mr. Skeldon will also be eligible to participate in the Company’s health and other benefits on the same terms as other Company executives. Mr. Skeldon succeeds Donald Bittar, who elected to retire from the Chief Financial Officer position, but will provide corporate advisory support on mergers and acquisitions and other strategic business development opportunities and remain as a member of the Board of Directors.

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

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is implementing the second phase of a defined growth strategy aimed at building a network of localized, integrated healthcare delivery platforms in key expansion markets throughout the Southeastern U.S. Our flagship platform in Melbourne, Florida is comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Neurology and Interventional Pain Management; and provide a robust offering of related diagnostic and ancillary services – all centrally located in a geographic region.

Successful implementation of our first phase allowed us to confirm that by integrating the synergistic mix of Orthopaedic, Spine Surgery, Neurology and Interventional Pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies across legacy brick-and-mortar boundaries, we are able to effectively:

●	provide patients with direct and convenient access to musculoskeletal and rehabilitative care via our best-in-class team of surgeons, physicians and care specialists, and wide array of ancillary and diagnostic services, which includes, but is not limited to, magnetic resonance imaging (“MRI”), X-ray (“X-ray”), durable medical equipment (“DME”) and rehabilitative care, including physical therapy (“PT”) and occupational therapy (“OT”).

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving patient outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare, thereby achieving faster recoveries at materially reduced cost to payors; and

●	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern region of the United States. By centralizing current and future Centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and achieve scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. We currently have 128 employees, including 12 physicians and seven physician assistants.

Our Healthcare Services Business

Presently, we own and operate First Choice Medical Group of Brevard, LLC (“First Choice – Brevard, “First Choice Medical Group” or “FCMG”), our multi-specialty Medical Center of Excellence located in Melbourne, Florida. First Choice – Brevard specializes in the delivery of musculoskeletal medicine, via our strategically aligned sub-specialties in Orthopaedics, Neurology and Interventional Pain medicine, coupled with on-site diagnostic and ancillary services, including MRI, X-ray, DME, PT and OT with multiple quality-focused goals centered on enriching our patients’ care experiences.

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

On October 1, 2015, through our newly formed wholly-owned subsidiary, CCSC Holdings, Inc., we acquired a 40% interest in Melbourne, Florida-based Crane Creek Surgery Center (“Crane Creek”). Established in 2009, Crane Creek is an AAAHC accredited facility dedicated to delivering excellent, ambulatory surgical care in a convenient, comfortable outpatient environment. The modern 18,000+ square foot facility is located in Melbourne, Florida within the Crane Creek Medical Center building, which is also home to Osler Medical and The B.A.C.K. Center. Crane Creek’s facility houses four state-of-the-art operating rooms and a procedure room; with capacity and capability to host 4,000-5,000 orthopaedic, spine, interventional pain and general surgical procedures each year. The other owners of Crane Creek are CCSC TBC Group, LLC (“TBC Group”), owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Surgical Center Partners, which develops and manages 17 world class ambulatory surgery centers across the United States. Dr. Hynes and Dr. Datta are both affiliated with The B.A.C.K. Center. Together, CCSC Holdings and TBC Group own 75% interest in Crane Creek. In accordance with the Crane Creek Restated and Amended Operating Agreement, CCSC Holdings will exercise sufficient control over the business of Crane Creek that will allow First Choice to treat it as a variable interest entity, effective October 1, 2015. As a result, First Choice will include the financial results of Crane Creek in its consolidated financial statements in accordance with generally accepted accounting principles as if it were a wholly-owned subsidiary. Dr. Hynes has been appointed as President of Crane Creek’s Medical Board and as Medical Director.

Our Real Estate Business

FCID Holdings, Inc. (“FCID Holdings”) is our wholly owned subsidiary, which operates our real estate interests. Up until its sale in March 2016, FCID Holdings had one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which averages 95% annual occupancy, also leases approximately 48,698 square feet of commercial office space to third party tenants. In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Revenues

Total revenues increased 77% to $7,653,100 for the three months ended June 30, 2016 as compared to revenues of $4,324,315 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) and on October 1, 2015 of Crane Creek Surgical Center (“Crane Creek”), which contributed revenues of $3,562,161 and $1,446,053, respectively, for the quarter comprised of additional patient services revenue of $4,645,862 and rental revenue of $362,352. Patient services revenue generated by First Choice Medical Group (“FCMG”) increased by $504,181, or 27%, after factoring provision for doubtful accounts. Rental revenue increased by $109,562, totaling $629,838 and $520,276 for the three months ended June 30, 2016 and 2015, respectively, primarily due to the addition of rental revenue from The B.A.C.K. Center.

The provision for doubtful accounts during the second quarter of 2016 totaled $267,194. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Salaries and benefits	$3,139,042	$2,125,481
Other operating expenses	1,573,376	563,422
General and administrative	2,535,741	1,649,870
Depreciation and amortization	136,800	144,417
Total operating expenses	$7,384,959	$4,483,190

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 48% to $3,139,042 for the three months ended June 30, 2016, compared to $2,125,481 for the three months ended June 30, 2015. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center and October 1, 2015 of Crane Creek, which represented an additional $826,148 in the reporting period. The existing segments netted an increase of $187,413 as compared to 2015. Other operating expenses increased 179% to $1,573,376 from $563,422 due to the increase in patient service volume from 2015 to 2016 with the added facilities.

General and administrative expenses for the three months ended June 30, 2016 increased 54% to $2,535,741, up from $1,649,870. The increase was largely attributable adding The B.A.C.K. Center and Crane Creek, adding $832,686 in costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

 Depreciation and amortization decreased 5% from $144,417 reported for the three months ended June 30, 2015 to $136,800 reported for the three months ended June 30, 2016. The decrease is primarily due to the sale/leaseback of our office building net with an increase from our two additional operating segments.

Net Income from Operations

The income from operations for the three months ended June 30, 2016 increased 269% to $268,141, which compared to loss from operations of $(158,875) for the same period in the prior year. Notwithstanding non-cash expenses totaling $657,456 for the three months ended June 30, 2016, which included stock-based compensation, depreciation and amortization, income from operations totaled $925,597. This compared to income from operations of $137,076 after factoring $295,951 in non-cash stock-based compensation, depreciation and amortization recorded for the three months ended June 30, 2015.

Gain on Sale of Property and Improvements

During the three months ended June 30, 2016, we sold equipment for a net gain of $23,378 as compared to $-0- for the same period last year.

Interest Expense

Interest expense decreased 86% to $51,053 for the three months ended June 30, 2016, which compared to $358,994 for the three months ended June 30, 2015. The decrease primarily is due to payoff of our Marina Towers mortgage and conversions of our convertible notes payable to Hillair Capital Investments, LP in 2015 as compared to the same period last year.

Net Income (Loss)

As a result of all the above, we reported net income of $153,137 for the three months ended June 30, 2016, representing a significant improvement over a net loss of $(496,729) reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net loss by segment for the three months ended June 30, 2016 and 2015, respectively.

With the aforementioned sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third party tenants of Marina Towers under the “Corporate” segment for both the 2016 and 2015 comparable reporting periods; and will continue to do so hereafter. The significant fluctuations in the line items are described above.

For the Three Months Ended June 30, 2016:

	FCID	The B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$2,377,400	$3,199,809	$1,446,053	$—	$—	$7,023,262
Rental revenue	—	362,352		267,486	—	629,838
Total revenue	2,377,400	3,562,161	1,446,053	267,486	—	7,653,100
Total operating expenses	1,588,752	3,392,660	1,247,966	1,155,581	—	7,384,959

Net income (loss) from operations:	788,648	169,501	198,087	(888,095)	—	268,141

For the Three Months Ended June 30, 2015:

	FCID	The B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$1,873,219	$1,930,820	$—	$—	$3,804,039
Rental revenue	—	256,132	375,512	(111,368)	520,276
Total revenue	1,873,219	2,186,952	375,512	(111,368)	4,324,315
Total operating expenses	1,731,893	2,171,297	691,368	(111,368)	4,483,190

Net income (loss) from operations:	141,326	15,655	(315,856)	—	(158,875)

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Revenues

Total revenues increased 118% to $14,894,853 for the six months ended June 30, 2016 as compared to revenues of $6,829,482 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) and on October 1, 2015 of Crane Creek Surgical Center (“Crane Creek), which contributed revenues of $6,955,158 and $2,717,361, respectively, for the six months comprised of additional patient services revenue of $8,952,068 and rental revenue of $720,451. Patient services revenue generated by First Choice Medical Group (“FCMG”) increased by $573,052 or 14%, after factoring provision for doubtful accounts. Rental revenue increased by $471,071, totaling $1,256,450 and $785,379 for the six months ended June 30, 2016 and 2015, respectively, primarily due to the addition of rental revenue from The B.A.C.K. Center.

The provision for doubtful accounts during the first six months of 2016 totaled $529,718. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Salaries and benefits	$5,919,611	$3,071,601
Other operating expenses	2,760,650	1,014,907
General and administrative	4,941,618	2,203,154
Depreciation and amortization	435,750	284,926
Total operating expenses	$14,057,629	$6,574,588

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 93% to $5,919,611 for the six months ended June 30, 2016, compared to $3,071,601 for the six months ended June 30, 2015. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center and October 1, 2015 of Crane Creek, which represented an additional $2,577,396 in the reporting period. The existing segments netted an increase of $270,614 as compared to 2015. Other operating expenses increased 172% to $2,760,650 from $1,014,907 due to the increase in patient service volume from 2015 to 2016 with the added facilities.

General and administrative expenses for the six months ended June 30, 2016 increased 124% to $4,941,618, up from $2,203,154. The increase was largely attributable adding The B.A.C.K. Center and Crane Creek, adding $2,523,754 in costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 5% from $284,926 for the six months ended June 30, 2015 to $435,750 for the six months ended June 30, 2016. The increase is primarily due to the addition of The B.A.C.K. Center and Crane Creek segments.

Net Income from Operations

The income from operations for the six months ended June 30, 2016 increased 228% to $837,224, which compared to income from operations of $254,894 for the same period in the prior year. Notwithstanding non-cash expenses totaling $1,315,555 for the six months ended June 30, 2016, which included stock-based compensation, depreciation and amortization, income from operations totaled $2,152,779. This compared to income from operations of $784,828 after factoring $$334,433 in non-cash stock-based compensation, depreciation and amortization recorded for the six months ended June 30, 2015.

Gain on Sale of Property and Improvements

During the six months ended June 30, 2016, we sold equipment for a net gain of $23,378 as compared to $-0- for the same period last year.

Effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In connection with the sale, we reported a gain on sale of property of $9,188,968 for the six months ended June 30, 2016.

Interest Expense

Interest expense decreased 68% to $232,188 for the six months ended June 30, 2016, which compared to $722,138 for the six months ended June 30, 2015. The decrease primarily is due to payoff of our Marina Towers mortgage and conversions of our convertible notes payable with Hillair Capital Investments, LP in 2015 as compared to the same period last year.

Net Income (Loss)

As a result of all the above, we reported net income of $9,720,078 for the six months ended June 30, 2016, representing a significant improvement over net loss of $(466,040) reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net loss by segment for the six months ended June 30, 2016 and 2015, respectively. With the aforementioned sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third party tenants of Marina Towers under the “Corporate” segment for both the 2016 and 2015 comparable reporting periods; and will continue to do so hereafter. The significant fluctuations in the line items are described above.

For the Six Months Ended June 30, 2016:

	FCID	The B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$4,686,335	$6,234,707	$2,717,361	$—	$—	$13,638,403
Rental revenue	—	720,451		695,732	(159,733)	1,256,450
Total revenue	4,686,335	6,955,158	2,717,361	695,732	(159,733)	14,894,853
Total operating expenses	3,377,974	6,437,879	2,431,480	1,970,029	(159,733)	14,057,629

Net income (loss) from operations:	1,308,361	517,279	285,881	(1,274,297)	—	837,224

For the Six Months Ended June 30, 2015:

	FCID	The B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$4,113,283	$1,930,820	$—	$—	$6,044,103
Rental revenue	—	256,132	750,833	(221,586)	785,379
Total revenue	4,113,283	2,186,952	750,833	(221,586)	6,829,482
Total operating expenses	3,384,926	2,171,297	1,239,951	(221,586)	6,574,588

Net income (loss) from operations:	728,357	15,655	(489,118)	—	254,894

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $7,785,602 and accounts receivables totaling $8,369,428. This compared to cash of $1,594,998, restricted cash of $359,414 and accounts receivable of $6,623,894 as of the end of 2015.

The Marina Towers building is 95% occupied. We believe that our current positive cash balance, along with continued execution of our Company’s business development plan, will allow us to further improve our working capital; and that we will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report. However, there can be no assurance that we will be successful in fully executing our business development plan.

Net cash used in our operating activities for the six months ended June 30, 2016 totaled $1,274,163, which compared to net cash provided by our operations for the six months ended June 30, 2015 of $69,994. The decrease in cash provided was due primarily to net income of $9,907,397 for the current period as compared to net loss of $(466,040) for the six months ended June 30, 2015, offset by stock-based compensation of $334,433, payment of the non-cash loan extension of $92,000, bad debt expense of $529,718 and depreciation and amortization of $451,404, net with the gain on the sale of property of $9,212,346 for the six months ended June 30, 2016. This compared to a $796,849 aggregate change for the same period last year. In addition, our operating assets increased by $2,232,334 and $477,421 for the six months ended June 30, 2016 and 2015, respectively; and our operating liabilities decreased in 2016 by $1,144,435 as compared to increasing by $216,606 for the six months ended June 30, 2015.

Net cash flows provided by investing activities was $14,963,990 for the six months ended June 30, 2016, compared to $639,608 provided by investing activities for the six months ended June 30, 2015. In 2016, we received $15,068,497 net proceeds from the sale of Marina Towers and $45,000 for the sale of equipment. In 2015, we incorporated $679,673 cash from a variable interest entity. Purchases of equipment were $149,507 and $40,065 for the six months ended June 30, 2016 and 2015, respectively, due to less cash spent on the purchase of equipment in 2015 compared to the current year.

Cash flows used in financing activities was $7,499,223 for six months ended June 30, 2016, compared to net cash provided by financing activities of $65,876 for the six months ended June 30, 2015. The cash flows provided by (used in) financing activities were the result of:

	Six Months ended June 30, 2016	Six Months ended June 30, 2015
(Repayments) proceeds from advances	$(43,082)	$129,000
Proceeds from lines of credit	372,636	355,656
Net payments on notes payable	(7,828,777)	(418,780)
Net cash (used in) provided by financing activities	$(7,499,223)	$65,876

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 15, 2016	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Timothy K. Skeldon
Timothy K. Skeldon
Chief Financial Officer (Principal Accounting Officer)