Form 10-Q
period 2016-09-30
First Choice Healthcare Solutions, Inc.
filed 2016-11-14
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

709 S. Harbor City Boulevard, Melbourne, Florida 32901

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

As of November 11, 2016, there were 24,418,613 shares outstanding of the registrant’s Common Stock.

 PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash (amounts related to VIE of $1,445,090 and $1,556,303)	$6,591,035	$1,594,998
Cash-restricted	—	359,414
Accounts receivable, net (amounts related to VIE of $5,558,273 and $4,544,308)	9,477,069	6,623,894
Employee loans (amounts related to VIE of $509,350 and $636,293)	783,009	672,293
Prepaid and other current assets (amounts related to VIE of $269,352 and $183,465)	446,721	316,773
Capitalized financing costs, current portion (amounts related to VIE of $-0- and $1,317)	—	39,533
Total current assets	17,297,834	9,606,905

Property, plant and equipment, net of accumulated depreciation of $1,065,517 and $3,075,648 (amounts related to VIE of $717,557 and $773,808)	2,629,309	8,613,502

Other assets
Goodwill (amount relating to VIE of $899,465)	899,465	899,465
Deferred costs, net of amortization of $457,079 and $215,096	2,769,348	3,011,331
Patient list, net of accumulated amortization of $90,000 and $75,000	210,000	225,000
Patents, net of accumulated amortization of $52,525 and $38,200	233,975	248,300
Investments (amounts related to VIE of $22,005 and $16,914)	22,005	16,914
Deferred tax asset	181,029	—
Deposits	2,571	2,571
Total other assets	4,318,393	4,403,581

Total assets	$24,245,536	$22,623,988

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $1,751,197 and $2,319,056)	$2,827,742	$3,937,244
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
Stock-based payable	253,991	1,198,900
Advances	—	43,082
AMT tax payable	181,029	—
Settlement payable	—	600,000
Line of credit, short term (amount related to VIE of $439,524 and $416,888)	2,939,524	2,566,888
Note payable, related party, current portion (amount related to VIE of $-0- and $428,645)	—	428,645
Notes payable, current portion (amount related to VIE of $1,021 and $10,341)	517,666	7,652,941
Unearned revenue	43,650	42,704
Deferred rent, short term portion (amount related to VIE of $237,620 and $118,810)	237,620	118,810
Total current liabilities	7,252,810	16,840,802

Long term debt:
Deposits held	41,930	67,432
Notes payable, long term portion	143,856	535,822
Deferred rent, long term portion (amount related to VIE of $2,200,603 and $2,141,199)	2,253,060	2,141,199
Total long term debt	2,438,846	2,744,453

Total liabilities	9,691,656	19,585,255

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,238,613 and 22,867,626 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	24,239	22,868
Common stock subscription	—	175,000
Additional paid-in capital	22,393,921	21,196,792
Accumulated deficit	(9,009,899)	(19,274,917)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	13,408,261	2,119,743
Non-controlling interest (note 14)	1,145,619	918,990
Total equity	14,553,880	3,038,733

Total liabilities and equity	$24,245,536	$22,623,988

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Patient Service Revenue	$7,403,084	$5,775,986	$21,571,205	$11,871,574

Provision for bad debts	(319,319)	—	(849,037)	(51,485)
Net patient service revenue less provision for bad debts	7,083,765	5,775,986	20,722,168	11,820,089
Rental Revenue	585,978	516,136	1,842,428	1,301,515
Total Revenue	7,669,743	6,292,122	22,564,596	13,121,604

Operating expenses:
Salaries and benefits	3,158,172	2,240,109	9,077,783	5,311,710
Other operating expenses	1,405,489	670,923	4,166,139	1,685,830
General and administrative	2,404,996	2,234,647	7,346,614	4,437,801
Depreciation and amortization	195,821	273,263	631,571	558,189
Total operating expenses	7,164,478	5,418,942	21,222,107	11,993,530

Net income from operations	505,265	873,180	1,342,489	1,128,074

Other income (expense):
Gain on sale of property and improvements	—	—	9,212,346	—
Miscellaneous income (expense)	135,544	(18,400)	241,213	22,719
Amortization financing costs	—	(20,592)	(15,654)	(60,507)
Interest expense, net	(56,560)	(202,907)	(288,748)	(925,045)
Total other expense	78,984	(241,899)	9,149,157	(962,833)

Net income before provision for income taxes	584,249	631,281	10,491,646	165,241

Income taxes (benefit)	—	—	—	—

Net income	584,249	631,281	10,491,646	165,241

Non-controlling interest (note 14)	(39,309)	—	(226,628)	—

NET INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$544,940	$631,281	$10,265,018	$165,241

Net income per common share, basic	$0.02	$0.03	$0.44	$0.01

Net income per common share, diluted	$0.02	$0.03	$0.39	$0.01

Weighted average number of common shares outstanding, basic	24,238,613	20,958,877	23,664,723	19,249,783

Weighted average number of common shares outstanding, diluted	27,751,946	22,992,211	26,998,057	21,583,117

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016

	Common stock		Additional Paid in	Common Stock	Accumulated	Non-controlling
	Shares	Amount	Capital	Subscriptions	Deficit	Interest	Total
Balance, December 31, 2015	22,867,626	$22,868	$21,196,792	$175,000	$(19,274,917)	$918,990	$3,038,733
Common stock issued in connection with loan extension	100,000	100	91,900	—	—	—	92,000
Common stock issued in settlement of common stock subscription	129,630	130	174,870	(175,000)	—	—	—
Common stock issued for services rendered	1,141,357	1,141	930,359	—	—	—	931,500
Net income	—	—	—	—	10,244,040	226,629	10,470,669
Balance, September 30, 2016 (unaudited)	24,238,613	$24,239	$22,393,921	$—	$(9,030,877)	$1,145,619	$14,532,902

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,491,646	$165,241
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	631,571	558,189
Amortization of financing costs	15,654	60,507
Bad debt expense	849,037	51,485
Gain on sale of property	(9,212,346)	—
Common stock issued in connection with loan extension	—	227,000
Note payable issued in settlement of litigation	—	50,749
Stock-based compensation	668,591	859,991
Changes in operating assets and liabilities:
Accounts receivable	(3,702,212)	(1,678,545)
Prepaid expenses and other	(129,948)	203,699
Restricted funds	359,414	(77,378)
Employee loans	(110,716)	(19,728)
Accounts payable and accrued expenses	(1,718,516)	140,254
Settlement payable	(600,000)	—
Deposits	(25,502)	(5,469)
Deferred rent	230,671	39,603
Unearned income	946	3,941
Net cash (used in) provided by operating activities	(2,251,710)	579,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from variable interest entity	—	679,673
Proceeds from sale of property	15,113,497	—
Payment of acquisition deposit	—	(141,352)
Purchase of equipment	(239,418)	(92,609)
Net cash provided by investing activities	14,874,079	445,712

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from advances	(43,082)	431,406
Payments on lines of credit	372,636	(331,162)
Net payments on notes payable	(7,955,886)	(653,023)
Net cash used in financing activities	(7,626,332)	(552,779)

Net increase in cash and cash equivalents	4,996,037	472,472
Cash and cash equivalents, beginning of period	1,594,998	279,087

Cash and cash equivalents, end of period	$6,591,035	$751,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$288,748	$925,045
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$481,900	$15,000
Common stock issued for future services	$—	$1,153,777
Common stock issued in settlement of related party advances	$—	$655,407
Common stock issued in settlement of convertible note and interest	$—	$2,236,907
Fair value of options issued to acquire management control of variable interest entity	$—	$3,226,427

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 — BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of September 30, 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016.

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

September 30, 2016

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

The Company recognizes in accordance with Accounting Standards Codification subtopic 954-310, “Health Care Entities” (“ASC 954-310”), significant patient service revenue at the time the services are rendered, even though it does not assess the patient’s ability to pay. Therefore, The Company’s interim and annual periods reports disclose both, its policy for assessing and disclosing the timing and amount of uncollectable patient service revenue recognized as doubtful. Qualitative and quantitative information about significant changes in the allowance for doubtful accounts related to patient accounts receivable are disclosed in the Company’s reports. These estimates are based upon the history and identified trends for each of our payers.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Rental revenue

FCID Holdings had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases commercial office space to tenants. Our corporate headquarters currently utilize 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved.

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

Until Marina Towers’ sale on March 31, 2016, the Company recognized rental revenue associated with the period the facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also The B.A.C.K. Center’s main medical practice location.

Cash

Cash consists of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2016, the Company had $6,591,035 cash, of which $1,445,090 held by VIE. As of December 31, 2015, the Company had $1,594,998 cash, of which $1,556,303 held by VIE.

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts receivables

Accounts receivables are carried at their estimated collectible amounts net of doubtful accounts. The Company analyzes its history and identifies trends for each major payer sources of revenue to estimate the appropriate allowance for doubtful accounts and provision for bad debts. Management regularly reviews data about these major payer sources of revenue in evaluating the sufficiency of the allowance for doubtful accounts.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

As of September 30, 2016 and December 31, 2015, the Company’s provision for bad debts was $3,628,003 and $2,498,398, respectively.

Segment information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments (see Note 15 – Segment Reporting).

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The amortization for the three and nine months ended September 30, 2016 was $4,775 and $14,325, respectively; and for the three and nine months ended September 30, 2015 was $4,775 and $14,325, respectively. Accumulated amortization of Patent costs were $52,525 and $38,200 at September 30, 2016 and December 31, 2015, respectively.

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization for the three and nine months ended September 30, 2016 was $5,000 and $15,000, respectively; and for the three and nine months ended September 30, 2015 was $5,000 and $15,000, respectively. Accumulated amortization of patient list costs was $90,000 and $75,000 at September 30, 2016 and December 31, 2015, respectively.

Net income per share

The Company computes basic net income per share by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted income per share for the three and nine months ended September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Potentially dilutive securities excluded from the computation of basic and diluted net income per share are as follows:

	September 30, 2016	September 30, 2015
Warrants to purchase common stock	4,324,630	4,195,000
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	150,000
Totals	7,474,630	7,195,000

Dilutive securities are comprised of 3,333,333 shares from convertible debt in the computation of net income per common share, diluted.

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

Deferred costs

On May 1, 2015, in connection with the Operation and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), the Company reserved 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting is contingent on The B.A.C.K. Center employees executing employment agreements with TBC Holding and the acquisition of the variable interest entity. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67-year life. The amortization for the three and nine months ended September 30, 2016 was $80,661 and $241,983; and for the three and nine months ended September 30, 2015 was $80,661 and $134,435, respectively. Accumulated amortization of the deferred costs was $457,079 and $215,096 at September 30, 2016 and December 31, 2015, respectively.

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

September 30, 2016

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

As of September 30, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2015 in connection with the planned development of its Healthcare Services Business. Management believes continued growth of earnings before interest, taxes, depreciation and amortization in 2016 will support improved liquidity.

In 2015, the Company converted to equity a total of $2,892,314 in outstanding debt, advances and accrued interest. Currently, the Company has five main sources of liquidity, its cash on hand, line of credit with CT Capital, LP; patient service revenue received from FCID Medical, Inc., TBC Holdings of Melbourne, Inc. and CCSC Holdings, Inc.; and rental revenue received from its real estate interests, FCID Holdings, Inc. and TBC Holdings of Melbourne, Inc.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with CT Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to CT Capital of 100,000 restricted shares of the Company’s common stock. On June 9, 2015, First Choice – Brevard entered into a modification agreement amending the loan and security agreement, increasing the maximum aggregate amount available from $1,500,000 to $2,000,000 and on December 14, 2015, increasing the maximum aggregate available from $2,000,000 to $2,500,000 and extending the maturity date to July 30, 2017 in exchange for 100,000 restricted shares of the Company’s common stock. The $500,000 increase may be repaid at any time, and is not subject to the conversion provision set forth in the loan agreement. All other terms and conditions of the loan agreement remain in full force and effect. As of September 30, 2016, the Company had used $2,500,000 of the amount available under the line of credit. (See Note 6 – Lines of Credit).

Up until March 31, 2016, FCID Holdings had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which is now 100% occupied, also leases commercial office space to tenants. Our corporate headquarters currently utilizes 2,521 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 26,838 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved.

On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. Until Marina Towers’ sale on March 31, 2016, the Company recognized rental revenue associated with the period the facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases 31,835 square feet of commercial office space to third party tenants as of September 30, 2016.

The Company believes that the current positive cash balance, along with continued execution of its business development plan and the sale and leaseback of Marina Towers, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year and one day from the filing of this report.

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

NOTE 4 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Land	$—	$1,000,000
Building	—	3,055,168
Building improvements	183,713	4,211,749
Computer equipment	368,729	340,065
Medical equipment	2,928,179	2,822,027
Office equipment	214,205	260,141
	3,694,826	11,689,150
Less: accumulated depreciation	(1,065,517)	(3,075,648)
	$2,629,309	$8,613,502

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

During the three and nine months ended September 30, 2016, depreciation expense charged to operations was $105,385 and $360,263, respectively; and during the three and nine months ended September 30, 2015, depreciation expense charged to operations was $129,053 and $394,429, respectively.

During the nine months ended September 30, 2016, the Company sold equipment for proceeds of $45,000, recognizing a gain on sale of equipment of $23,378.

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

The lease is classified as an operating lease and as such recorded a gain on sale of property of $9,188,968 during the nine months ended September 30, 2016.

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Three months ended December 31, 2016	$276,169
Year ended December 31, 2017	1,121,245
Year ended December 31, 2018	1,143,670
Year ended December 31, 2019	1,166,543
Year ended December 31, 2020	1,189,874
Year ended December 31, 2021 and thereafter	6,646,044
$11,543,545

For the nine months ended September 30, 2016, the Company collected $772,289 in net rental revenue from third party tenants of Marina Towers.

NOTE 5 — ADVANCES

At September 30, 2016 and December 31, 2015, the Company received an aggregate of $-0- and $43,082, respectively, as cash advances from non-related parties. The advances are due upon demand with an interest rate of 12% per annum. All advances were repaid in April 2016.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

On June 9, 2015, First Choice – Brevard and the Lender entered into a Modification Agreement (“Modification”) further amending the Loan Agreement dated June 13, 2013, thereby increasing the Company’s accounts receivable line of credit from $1,500,000 to $2,000,000. All the other terms and conditions of the Loan Agreement, as amended, remain in full force and effect.

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

As of September 30, 2016 and December 31, 2015, the outstanding balance was $2,500,000 and $2,150,000, respectively.

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

September 30, 2016

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of September 30, 2016, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of September 30, 2016 and December 31, 2015, the outstanding balance on the Loan was $439,524 and $416,888, respectively.

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

In connection with the settlement, on November 6, 2015, the Company issued two non-interest bearing promissory notes in aggregate of $650,000, due the earlier of a) April 2, 2016, b) the date real estate (as identified) is sold, financed or transferred or c) date the stock payment (as described above) is redeemed. As of September 30, 2016 and December 31, 2015, the balance due on outstanding settlement promissory notes was $-0- and $600,000, respectively. The Company paid the outstanding notes in full on April 1, 2016.

NOTE 8 — NOTE PAYABLE, RELATED PARTY

Effective October 1, 2015, the Company acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. The outstanding principal and interest at September 30, 2016 and December 31, 2015 was $-0- and $428,645, respectively. This note was paid in full on April 15, 2016.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 9— NOTES PAYABLE

Notes payable as of September 30, 2016 and December 31, 2015 are comprised of the following:

	September 30, 2016	December 31, 2015
Mortgage Payable	$—	$7,153,262
Note Payable, GE Capital (MRI)	543,103	844,098
Note Payable, GE Capital (X-ray)	60,948	97,232
Note Payable, GE Arm	47,836	67,455
Capital Lease Equipment	9,635	26,716
	661,522	8,188,763
Less current portion	(517,666)	(7,652,941)
	$143,856	$535,822

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Aggregate principal maturities of long-term debt as of September 30, 2016:

Amount
Three months ended December 31, 2016	$127,539
Year ended December 31, 2017	521,447
Year ended December 31, 2018	12,536
Total	$661,522

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

NOTE 11 — CAPITAL STOCK

During the nine months ended September 30, 2016, the Company issued an aggregate of 100,000 shares of its common stock in connection with an increase in credit line, valued at $92,000, which was expensed in 2015. (see Note 6 – Lines of Credit)

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,141,357 shares of its common stock to officers, employees and service providers at an aggregate fair value of $931,500, of which $481,900 was expensed in 2015.

During the nine months ended September 30, 2016, the Company issued an aggregate of 129,630 shares of its common stock in connection with settlement of a stock subscription from 2015 at an aggregate fair value of $175,000.

Stock-based payable

The Company was obligated to issue its common stock to officers and consultants for past and future services as of September 30, 2016. The estimated liability as of September 30, 2016 of $253,991 ($0.89 per share) was determined based on services rendered. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 12 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The following table presents information related to stock options at September 30, 2016:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	7.25	—

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	3,000,000	$1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2016	3,000,000	$1.35

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company’s common stock as of September 30, 2016:

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

Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	4,324,630	$2.32
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2016	4,324,630	$2.32

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2016:

Restricted shares units issued as of January 1, 2016	—
Granted	150,000
Forfeited	—
Total Restricted Shares Issued at September 30, 2016	150,000
Vested at September 30, 2016	—
Unvested restricted shares as of September 30, 2016	150,000

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Stock-based compensation expense related to restricted stock units was $-0- for the three and nine months ended September 30, 2016. As of September 30, 2016, the stock-based compensation relating to restricted stock units of $156,000 remains unamortized and is expected to be amortized beginning in October 2016 over the remaining vesting period of approximately three years.

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

The table below summarizes the assets and liabilities associated with The B.A.C.K. Center as of September 30, 2016 and as of December 31, 2015:

	September 30, 2016	December 31, 2015
Current assets:
Cash	$1,020,781	$996,986
Accounts receivable	4,418,332	3,727,419
Other current assets	672,526	819,757
Total current assets	6,111,639	5,544,162
Property and equipment, net	66,222	60,978
Other assets	22,005	18,231
Total assets	$6,199,866	$5,623,371

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Current liabilities:
Accounts payable and accrued liabilities	$1,454,819	$1,877,690
Due to First Choice Healthcare Solutions, Inc.	2,537,716	1,729,882
Other current liabilities	440,546	427,229
Total current liabilities	4,433,081	4,034,801
Long term debt	1,905,471	1,727,256
Total liabilities	6,338,552	5,762,057
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$6,199,866	$5,623,371

Total revenues from The B.A.C.K. Center were $3,367,244 and $10,322,402 for the three and nine months ended September 30, 2016. Related expenses consisted primarily of salaries and benefits of $1,571,955 and $4,792,576, general and administrative expenses of $1,502,703 and $4,708,745, depreciation of $6,281 and $17,497, interest and financing costs of $3,590 and $10,986; and other income of $133,383 and $234,614 for the three and nine months ended September 30, 2016, respectively. (See Note 15 – Segment Reporting)

Crane Creek Surgery Center

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

The table below summarizes the assets and liabilities associated with the Crane Creek as of September 30, 2016 and December 31, 2015:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

	September 30, 2016	December 31, 2015
Current assets:
Cash	$424,309	$559,318
Accounts receivable	1,139,942	816,889
Other current assets	106,176	—
Total current assets	1,670,427	1,376,207
Property and equipment, net	651,334	712,830
Goodwill	899,465	899,465
Total assets	$3,221,226	$2,988,502

Current liabilities:
Accounts payable and accrued liabilities	$296,377	$441,368
Other current liabilities	251,588	251,588
Total current liabilities	547,965	692,956
Deferred rent	532,752	532,752
Total liabilities	1,080,717	1,225,708

Equity-First Choice Healthcare Solutions, Inc.	856,205	705,118
Non-controlling interest	1,284,304	1,057,676
Total liabilities and deficit	$3,221,226	$2,988,502

Total revenues from Crane Creek were $1,125,839 and $3,843,200 for the three and nine months ended September 30, 2016. Related expenses consisted primarily of salaries and benefits of $310,338 and $917,731, practice supplies and operating expenses of $609,164 and $2,149,071, general and administrative expenses of $106,799 and $341,967, depreciation of $35,434 and $84,446, interest expense of $-0- and $10,087, gain on sale of equipment of $-0- and $23,378 and miscellaneous income of $1,411 and $4,349 for the three and nine months ended September 30, 2016, respectively. (See Note 15 – Segment Reporting)

NOTE 14 — NON-CONTROLLING INTEREST

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

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended September 30, 2016:

Net income	$345,835
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net loss attributable to non-controlling interest for the nine months ended September 30, 2016:

Net income	$807,834
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2016:

Balance, December 31, 2015	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, September 30, 2016	$(138,686)

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

A reconciliation of the non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended September 30, 2016:

Net income	$65,516
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$39,310

Net income attributable to non-controlling interest for the nine months ended September 30, 2016:

Net income	$377,714
Average non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$226,629

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2016:

Balance, December 31, 2015	$1,057,676
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	226,629
Balance, September 30, 2016	$1,284,305

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

Information concerning the operations of the Company’s reportable segments is as follows:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Summary Statement of Operations for the three months ended September 30, 2016:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,940,370	$3,017,556	$1,125,839	$—	$—	$7,083,765
Rental revenue	—	349,688		626,130	(389,840)	585,978
Total Revenue	2,940,370	3,367,244	1,125,839	626,130	(389,840)	7,669,743

Operating expenses:
Salaries & benefits	897,173	1,571,955	310,338	378,706	—	3,158,172
Other operating expenses	772,723	—	609,164	413,442	(389,840)	1,405,489
General and administrative	407,039	1,502,703	106,799	388,455	—	2,404,996
Depreciation and amortization	68,670	6,281	35,434	85,436	—	195,821
Total operating expenses	2,145,605	3,080,939	1,061,735	1,266,039	(389,840)	7,164,478

Net income (loss) from operations:	794,765	286,305	64,104	(639,909)	—	505,265

Interest income (expense)	(53,521)	(3,590)	—	551	—	(56,560)
Amortization of financing costs	—	—	—	—	—	—
Gain on sale of property	—	—	—	—	—	—
Other income (expense)	—	133,383	1,411	750	—	135,544

Net Income (loss) before income taxes:	741,244	416,098	65,515	(638,608)	—	584,249

Income taxes	—			—	—	—

Net income (loss)	741,244	416,098	65,515	(638,608)	—	584,249

Non-controlling interest	—	—	(39,309)	—	—	(39,309)

Net income (loss) attributable to First Choice Healthcare Solutions	$741,244	$416,098	$26,206	$(638,608)	$—	$544,940

Summary Statement of Operations for the three months ended September 30, 2015:

		The
	FCID	B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$1,769,948	$4,006,038	$—	$—	$5,775,986
Rental revenue	—	248,155	379,924	(111,943)	516,136
Total Revenue	1,769,948	4,254,193	379,924	(111,943)	6,292,122

Operating expenses:
Salaries & benefits	1,098,893	1,054,315	86,901	—	2,240,109
Other operating expenses	667,631	—	115,235	(111,943)	670,923
General and administrative	312,759	1,337,947	583,941	—	2,234,647
Depreciation and amortization	66,787	(2,500)	208,976	—	273,263
Total operating expenses	2,146,070	2,389,762	995,053	(111,943)	5,418,942

Net income (loss) from operations:	(376,122)	1,864,431	(615,129)	—	873,180

Interest expense	(54,536)	(10,559)	(137,812)	—	(202,907)
Amortization of financing costs	—	(6,256)	(14,336)	—	(20,592)
Other income (expense)	—	(19,150)	750	—	(18,400)

Net Income (loss):	(430,658)	1,828,466	(766,527)	—	631,281

Income taxes	—	—	—	—	—

Net income (loss)	$(430,658)	$1,828,466	$(766,527)	$—	$631,281

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Summary Statement of Operations for the nine months ended September 30, 2016:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$7,626,705	$9,252,263	$3,843,200	$—	$—	$20,722,168
Rental revenue	—	1,070,139		1,321,862	(549,573)	1,842,428
Total Revenue	7,626,705	10,322,402	3,843,200	1,321,862	(549,573)	22,564,596

Operating expenses:
Salaries & benefits	2,597,839	4,792,576	917,731	769,637	—	9,077,783
Other operating expenses	1,631,706	—	2,149,071	934,935	(549,573)	4,166,139
General and administrative	1,090,665	4,708,745	341,967	1,205,237	—	7,346,614
Depreciation and amortization	203,369	17,497	84,446	326,259	—	631,571
Total operating expenses	5,523,579	9,518,818	3,493,215	3,236,068	(549,573)	21,222,107

Net income (loss) from operations:	2,103,126	803,584	349,985	(1,914,206)	—	1,342,489

Interest income (expense)	(165,144)	(9,667)	(10,087)	(103,850)	—	(288,748)
Amortization of financing costs	—	(1,317)	—	(14,337)	—	(15,654)
Gain on sale of property	—	—	23,378	9,188,968	—	9,212,346
Other income (expense)	—	234,614	4,349	2,250	—	241,213

Net Income (loss) before income taxes:	1,937,982	1,027,214	367,625	7,158,825	—	10,491,646

Income taxes	—			—	—	—

Net income (loss)	1,937,982	1,027,214	367,625	7,158,825	—	10,491,646

Non-controlling interest	—	—	(226,628)	—	—	(226,628)

Net income (loss) attributable to First Choice Healthcare Solutions	$1,937,982	$1,027,214	$140,997	$7,158,825	$—	$10,265,018

Summary Statement of Operations for the nine months ended September 30, 2015:

		The
	FCID	B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$5,883,231	$5,936,858	$—	$—	$11,820,089
Rental revenue	—	504,287	1,130,757	(333,529)	1,301,515
Total Revenue	5,883,231	6,441,145	1,130,757	(333,529)	13,121,604

Operating expenses:
Salaries & benefits	2,716,944	2,304,933	289,833	—	5,311,710
Other operating expenses	1,690,850	—	328,509	(333,529)	1,685,830
General and administrative	923,155	2,255,403	1,259,243	—	4,437,801
Depreciation and amortization	200,047	723	357,419	—	558,189
Total operating expenses	5,530,996	4,561,059	2,235,004	(333,529)	11,993,530

Net income (loss) from operations:	352,235	1,880,086	(1,104,247)	—	1,128,074

Interest expense	(175,118)	(17,823)	(732,104)	—	(925,045)
Amortization of financing costs	(10,582)	(6,915)	(43,010)	—	(60,507)
Other income (expense)	—	—	22,719	—	22,719

Net Income (loss):	166,535	1,855,348	(1,856,642)	—	165,241

Income taxes	—		—	—	—

Net income (loss)	$166,535	$1,855,348	$(1,856,642)	$—	$165,241

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Selected financial data:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Assets:
At September 30, 2016:	$6,654,612	$6,224,063	$3,221,226	$8,145,635	$—	$24,245,536
At December 31, 2015:	$4,391,192	$5,623,370	$3,013,011	$9,596,415	$—	$22,623,988

Assets acquired
Three months ended September 30, 2016	$65,719	$14,923	$9,269	$—	$—	$89,911
Three months ended September 30, 2015	$2,038	$28,210	$—	$22,296	$—	$52,544
Nine months ended September 30, 2016	$122,280	$22,742	$44,572	$49,824	$—	$239,418
Nine months ended September 30, 2015	$5,694	$28,210	$—	$58,705	$—	$92,609

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Litigation – Health First Management

The B.A.C.K. Center has a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. due to a contract dispute. A counterclaim was filed against the Company. The case has been litigated for a substantial amount of time and a trial is anticipated to take place within the next 12 months. The Company has vigorously defended against the counterclaim. The Company has accrued a possible loss contingency of approximately $118,000 during the year ended December 31, 2015. As of September 30, 2016, there has been no change to the status of the litigation.

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

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Three months ended December 31, 2016	$873,637
Year ended December 31, 2017	3,444,197
Year ended December 31, 2018	3,444,209
Year ended December 31, 2019	3,444,221
Year ended December 31, 2020 and thereafter	20,665,648
$31,871,912

For the nine months ended September 30, 2016, The B.A.C.K. Center collected $1,070,139 in net rental revenue from third party tenants.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Three months ended December 31, 2016	$276,169
Year ended December 31, 2017	1,121,245
Year ended December 31, 2018	1,143,670
Year ended December 31, 2019	1,166,543
Year ended December 31, 2020	1,189,874
Year ended December 31, 2021 and thereafter	6,646,044
$11,543,545

For the nine months ended September 30, 2016, the Company collected $772,289 in net rental revenue from third party tenants of Marina Towers.

Guarantees

The B.A.C.K. Center’s shareholders and a related party have guaranteed the full and prompt payment of the base rent, the additional rent and any all other sums and charges payable by a tenant, its successors and assigns under the lease, and the full performance and observance of all the covenants, terms, conditions and agreements for one of the above mentioned operating leases.

NOTE 17 – INCOME TAXES

In the first quarter of 2016, effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction (See “Gain on Sale of Property and Improvements”). In connection with the sale, the Company reported a gain on sale of the property of $9,188,968 (GAAP Basis) for the nine months ended September 30, 2016. There was a Tax Basis gain of approximate $9,051,430. The difference between the GAPP Basis and Tax Basis gain was mainly attributable to depreciation. The gain was offset by Net Operation Losses the Company has generated in prior periods, so no income tax was recorded, but an estimated Alternative Minimum Tax liability of $181,089 was recorded. Offsetting the Alternative Minimum tax recorded is a Deferred Tax Asset of the same amount related to the Alternative Minimum Tax Liability (Alternative Minimum Tax Credit Carryforward). Management believes the Company will utilize the Alternative Minimum Tax Carryforward in future periods, as of the September 30, 2016 reporting period.

The Company’s effective tax rate in the second quarter of 2016 is approximately 38.6% See Note 20, Income Taxes, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

NOTE 18 – SUBSEQUENT EVENTS

In November 2016, the Company issued 180,000 shares of common stock for services rendered that have been expensed in the quarter ended September 30, 2016.

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

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern region of the United States. By centralizing current and future Centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and achieve scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. We currently have 151 employees, including 13 doctors and eight physician assistants.

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

On October 1, 2015, through our newly formed wholly-owned subsidiary, CCSC Holdings, Inc., we acquired a 40% interest in Melbourne, Florida-based Crane Creek Surgery Center (“Crane Creek”). Established in 2009, Crane Creek is an AAAHC accredited facility dedicated to delivering excellent, ambulatory surgical care in a convenient, comfortable outpatient environment. The modern 18,000+ square foot facility is located in Melbourne, Florida within the Crane Creek Medical Center building, which is also home to Osler Medical and The B.A.C.K. Center. Crane Creek’s facility houses four state-of-the-art operating rooms and a procedure room; with capacity and capability to host 4,000-5,000 Orthopaedic, Spine, Interventional Pain and general surgical procedures each year. The other owners of Crane Creek are CCSC TBC Group, LLC (“TBC Group”), owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Surgical Center Partners, which develops and manages 17 world class ambulatory surgery centers across the United States . Dr. Hynes and Dr. Datta are both affiliated with The B.A.C.K. Center. Together, CCSC Holdings and TBC Group own 75% interest in Crane Creek. In accordance with the Crane Creek Restated and Amended Operating Agreement, CCSC Holdings will exercise sufficient control over the business of Crane Creek that will allow First Choice to treat it as a variable interest entity, effective October 1, 2015. As a result, First Choice will include the financial results of Crane Creek in its consolidated financial statements in accordance with generally accepted accounting principles as if it were a wholly-owned subsidiary. Dr. Hynes has been appointed as President of Crane Creek’s Medical Board and as Medical Director.

Our Real Estate Business

Up until its dissolution effective September 30, 2016, FCID Holdings, Inc. (“FCID Holdings”) was our wholly owned subsidiary, which operated our real estate interests. Up until its sale in March 2016, FCID Holdings had one real estate holding, Marina Towers, LLC, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida. In addition to housing our corporate headquarters and FCMG, the building, which is now 100% occupied, also leases approximately 48,698 square feet of commercial office space to third party tenants. In addition, beginning May 1, 2015, TBC Holdings of Melbourne, Inc., through The B.A.C.K. Center, subleases approximately 34,480 square feet of commercial office space to third party tenants.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Revenues

Total revenues increased 22% to $7,669,743 for the three months ended September 30, 2016 as compared to revenues of $6,292,122 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) and on October 1, 2015 of Crane Creek Surgical Center (“Crane Creek”), which contributed revenues of $3,367,244 and $1,125,839, respectively, for the quarter ended comprised of additional patient services revenue of $4,143,395 and rental revenue of $349,688. Patient services revenue generated by First Choice Medical Group (“FCMG”) increased by $1,170,422, or 66%, after factoring provision for doubtful accounts. Rental revenue increased by $69,842, totaling $585,978 and $516,136 for the three months ended September 30, 2016 and 2015, respectively, primarily due to the addition of rental revenue from The B.A.C.K. Center.

The provision for doubtful accounts during the second quarter of 2016 totaled $319,319. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Salaries and benefits	$3,158,172	$2,240,109
Other operating expenses	1,405,489	670,923
General and administrative	2,404,996	2,234,647
Depreciation and amortization	195,821	273,263
Total operating expenses	$7,164,478	$5,418,942

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 41% to $3,158,172 for the three months ended September 30, 2016, compared to $2,240,109 for the three months ended September 30, 2015. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center and October 1, 2015 of Crane Creek, which represented an additional $310,338 in the reporting period. The existing segments netted an increase of $607,725 as compared to 2015. Other operating expenses increased 110% to $1,405,489 from $670,923 due to the increase in patient service volume from 2015 to 2016 with the added facilities.

General and administrative expenses for the three months ended September 30, 2016 increased 8% to $2,404,996, up from $2,234,647. The change was largely attributable to adding The B.A.C.K. Center and Crane Creek. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

 Depreciation and amortization decreased 28% from $273,263 reported for the three months ended September 30, 2015 to $195,821 reported for the three months ended September 30, 2016. The decrease is primarily due to the sale/leaseback of our office building net with an increase from our two additional operating segments.

Net Income from Operations

The income from operations for the three months ended September 30, 2016 decreased 42% to $505,265, which compared to $873,180 for the same period in the prior year.

Interest Expense

Interest expense decreased 72% to $56,560 for the three months ended September 30, 2016, which compared to $202,907 for the three months ended September 30, 2015. The decrease primarily is due to payoff of our Marina Towers mortgage and conversions of our convertible notes payable to Hillair Capital Investments, LP in 2015 as compared to the same period last year.

Net Income

As a result of all the above, we reported net income of $544,940 for the three months ended September 30, 2016, representing a 14% decrease in net income from $631,281 reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net loss by segment for the three months ended September 30, 2016 and 2015, respectively.

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

For the Three Months Ended September 30, 2016:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,940,370	$3,017,556	$1,125,839	$—	$—	$7,083,765
Rental revenue	—	349,688		626,130	(389,840)	585,978
Total Revenue	2,940,370	3,367,244	1,125,839	626,130	(389,840)	7,669,743
Total operating expenses	2,145,605	3,080,939	1,061,735	1,266,039	(389,840)	7,164,478

Net income (loss) from operations:	794,754	286,305	64,104	(639,909)	—	505,265

For the Three Months Ended September 30, 2015:

		The
	FCID	B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$1,769,948	$4,006,038	$—	$—	$5,775,986
Rental revenue	—	248,155	379,924	(111,943)	516,136
Total Revenue	1,769,948	4,254,193	379,924	(111,943)	6,292,122
Total operating expenses	2,146,070	2,389,762	995,053	(111,943)	5,418,942

Net income (loss) from operations:	(376,122)	1,864,431	(615,129)	—	873,180

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Revenues

Total revenues increased 72% to $22,564,596 for the nine months ended September 30, 2016 as compared to revenues of $13,121,604 for the same period in the prior year. The increase is primarily attributed to the addition on May 1, 2015 of Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) and on October 1, 2015 of Crane Creek Surgical Center (“Crane Creek), which contributed revenues of $10,322,402 and $3,843,200, respectively, for the nine months comprised of additional patient services revenue of $13,095,463 and rental revenue of $1,070,139. Patient services revenue generated by First Choice Medical Group (“FCMG”) increased by $1,743,474 or 30%, after factoring provision for doubtful accounts. Rental revenue increased by $540,913, totaling $1,842,428 and $1,301,515 for the nine months ended September 30, 2016 and 2015, respectively, primarily due to the addition of rental revenue from The B.A.C.K. Center.

The provision for doubtful accounts during the first nine months of 2016 totaled $849,037. We adopted the provisions of ASU 2011-07 in 2014, which requires that healthcare entities change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Operating Expenses

Operating expenses include the following:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Salaries and benefits	$9,077,783	$5,311,710
Other operating expenses	4,166,139	1,685,830
General and administrative	7,346,614	4,437,801
Depreciation and amortization	631,571	558,189
Total operating expenses	$21,222,107	$11,993,530

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 71% to $9,077,783 for the nine months ended September 30, 2016, compared to $5,311,710 for the nine months ended September 30, 2015. The increase was primarily due to the addition on May 1, 2015 of The B.A.C.K. Center and October 1, 2015 of Crane Creek, which represented an additional $3,405,374 in the reporting period. The existing segments netted an increase of $360,699 as compared to 2015. Other operating expenses increased 147% to $4,166,139 from $1,685,830 due to the increase in patient service volume from 2015 to 2016 with the added facilities.

General and administrative expenses for the nine months ended September 30, 2016 increased 66% to $7,346,614, up from $4,437,801. The increase was largely attributable adding The B.A.C.K. Center and Crane Creek, adding $2,795,309 in costs. We believe that each additional sale or service and corresponding gross profit of such sale or service has minimal incremental offsetting operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales.

Depreciation and amortization increased 13% from $558,189 for the nine months ended September 30, 2015 to $631,571 for the nine months ended September 30, 2016. The increase is primarily due to the addition of The B.A.C.K. Center and Crane Creek segments.

Net Income from Operations

The income from operations for the nine months ended September 30, 2016 increased 19% to $1,342,489, which compared to income from operations of $1,128,074 for the same period in the prior year.

Gain on Sale of Property and Improvements

During the nine months ended September 30, 2016, we sold equipment for a net gain of $23,378 as compared to $-0- for the same period last year.

Effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In connection with the sale, we reported a gain on sale of property of $9,188,968 for the nine months ended September 30, 2016.

Interest Expense

Interest expense decreased 69% to $288,748 for the nine months ended September 30, 2016, which compared to $925,045 for the nine months ended September 30, 2015. The decrease primarily is due to payoff of our Marina Towers mortgage and conversions of our convertible notes payable with Hillair Capital Investments, LP in 2015 as compared to the same period last year.

Net Income (Loss)

As a result of all the above, we reported net income of $10,265,018 for the nine months ended September 30, 2016, representing a significant improvement over net income of $165,241 reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net loss by segment for the nine months ended September 30, 2016 and 2015, respectively. With the aforementioned sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third party tenants of Marina Towers under the “Corporate” segment for both the 2016 and 2015 comparable reporting periods; and will continue to do so hereafter. The significant fluctuations in the line items are described above.

For the Nine Months Ended September 30, 2016

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$7,626,705	$9,252,263	$3,843,200	$—	$—	$20,722,168
Rental revenue	—	1,070,139		1,321,862	(549,573)	1,842,428
Total Revenue	7,626,705	10,322,402	3,843,200	1,321,862	(549,573)	22,564,596
Total operating expenses	5,523,579	9,518,818	3,493,215	3,236,068	(549,573)	21,222,107

Net income (loss) from operations:	2,103,126	803,584	349,985	(1,914,206)	—	1,342,489

For the Nine Months Ended September 30, 2015

		The
	FCID	B.A.C.K.		Intercompany
	Medical	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$5,883,231	$5,936,858	$—	$—	$11,820,089
Rental revenue	—	504,287	1,130,757	(333,529)	1,301,515
Total Revenue	5,883,231	6,441,145	1,130,757	(333,529)	13,121,604

Operating expenses:
Total operating expenses	5,530,996	4,561,059	2,235,004	(333,529)	11,993,530

Net income (loss) from operations:	352,235	1,880,086	(1,104,247)	—	1,128,074

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $6,591,035 and accounts receivables totaling $9,477,069. This compared to cash of $1,594,998, restricted cash of $359,414 and accounts receivable of $6,623,894 as of the end of 2015.

The Marina Towers building is 100% occupied. We believe that our current positive cash balance, along with continued execution of our Company’s business development plan, will allow us to further improve our working capital; and that we will have sufficient capital resources to meet projected cash flow requirements through the date that is one year plus a day from the filing date of this report. However, there can be no assurance that we will be successful in fully executing our business development plan.

Net cash used in our operating activities for the nine months ended September 30, 2016 totaled $2,251,710, which compared to net cash provided by our operations for the nine months ended September 30, 2015 of $579,539. The increase in cash used was due primarily to increases in our operating assets of $3,562,484 and decreases in our operating liabilities of $1,535,810 as compared to $1,571,952 and $(178,329) for the nine months ended September 30, 2015. Our net income of $10,470,668 for the current period as compared to net income of $165,241 for the nine months ended September 30, 2015, with payment of the non-cash loan extension of $92,000, bad debt expense of $849,037 and depreciation and amortization of $647,225, net with the gain on the sale of property of $9,212,346 for the nine months ended September 30, 2016. This compared to a $1,807,921 aggregate change for the same period last year.

Net cash flows provided by investing activities was $14,874,079 for the nine months ended September 30, 2016, compared to $445,712 provided by investing activities for the nine months ended September 30, 2015. In 2016, we received $15,068,497 net proceeds from the sale of Marina Towers and $45,000 for the sale of equipment. In 2015, we incorporated $679,673 cash from a variable interest entity. Purchases of equipment were $239,418 and $92,609 for the nine months ended September 30, 2016 and 2015, respectively, due to less cash spent on the purchase of equipment in 2015 compared to the current year.

Cash flows used in financing activities was $7,626,332 for nine months ended September 30, 2016, compared to net cash used in financing activities of $552,779 or the nine months ended September 30, 2015. The cash flows provided by (used in) financing activities were the result of:

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
(Repayments) proceeds from advances	$(43,082)	$431,406
Proceeds (repayments) from lines of credit	372,636	(331,162)
Net payments on notes payable	(7,955,886)	(653,023)
Net cash used in financing activities	$(7,626,332)	$(552,779)

On March 31, 2016, in connection with the sale/leaseback transaction of Marina Towers, we paid off the outstanding mortgage balance due of $7,223,771.

Currently, we are actively engaged in identifying and pursuing discussions with prospective acquisitions and/or implementation of operation and management agreements that qualify as variable interest entities in accordance with generally accepted accounting practices in key target markets — with those being largely in the southeastern U.S. Over the next 12 months, we expect to incur significant capital costs to further develop and expand our medical operations. We plan to continue expanding our platform We expect to need additional capital of approximately $4-6 million to fund the development and expansion of our operations over the next 12 months. However, there can be no assurance that we will be able to negotiate acceptable terms for, or find suitable candidates for, such acquisition.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The B.A.C.K. Center has a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. due to a contract dispute. A counterclaim was filed against the Company. The case has been litigated for a substantial amount of time and a trial is anticipated to take place within the next 12 months. The Company has vigorously defended against the counterclaim. The Company has accrued a possible loss contingency of approximately $118,000 during the year ended December 31, 2015. As of September 30, 2016, there has been no change to the status of the litigation.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 14, 2016	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Timothy K. Skeldon
Timothy K. Skeldon
Chief Financial Officer (Principal Accounting Officer)