Form 10-K
period 2016-12-31
First Choice Healthcare Solutions, Inc.
filed 2017-04-03
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

709 S. Harbor City Blvd., Melbourne, FL	32901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321) 725-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

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

Large accelerated filer   ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,222,696.

As of March 30, 2017, there were 26,803,994 shares of Common Stock, par value $0.001 per share, issued and outstanding.

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

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in implementing a defined growth strategy aimed at building a network of localized, integrated healthcare services platforms comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Neurology, Interventional Pain Medicine and related diagnostic and ancillary services in key high growth markets throughout the Southeastern U.S.

Successful implementation of our business plan, thus far, has allowed us to confirm that by integrating the synergistic mix of Orthopaedic, Spine Surgery, Neurology and Interventional Pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies across legacy brick-and-mortar boundaries, we are able to effectively:

●	provide patients with direct and convenient access to musculoskeletal and rehabilitative care via our best-in-class team of surgeons, physicians and care specialists, and wide array of ancillary and diagnostic services, which includes, but is not limited to, magnetic resonance imaging (“MRI”), X-ray (“X-ray”), durable medical equipment (“DME”) and physical/occupational therapy (“PT/OT”);

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare, thereby achieving faster recoveries at materially reduced costs; and

●	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Managing over 100,000 patient visits each year, our flagship system (“Melbourne System”) serves Florida’s high growth Space Coast region and is comprised of the following well established Medical Centers of Excellence: First Choice Medical Group (“FCMG”), The B.A.C.K. Center (“TBC”) and Crane Creek Surgery Center (“CCSC”).

Operating Segments

We have operated as First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012. Our corporate address is 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. Information contained in our website is not incorporated by reference herein. In 2016, we operated our business in two segments, healthcare services and real estate, through seven wholly owned subsidiaries.

●	FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we wholly own and operate First Choice Medical Group of Brevard, LLC, our original Medical Center of Excellence located in Melbourne, Florida. First Choice Medical Group specializes in the delivery of Orthopaedics, Sports Medicine, Neurology and Interventional Pain Medicine, as well as diagnostic and ancillary services. The web site is www.myfcmg.com.

●	TBC Holdings of Melbourne, Inc. (“TBC Holdings”) is our wholly owned subsidiary that operates and controls Brevard Orthopaedic Spine & Pain Clinic, Inc., d/b/a The B.A.C.K. Center (“TBC”). Pursuant to an Operation and Control Agreement with The B.A.C.K. Center, TBC Holdings exercises effective control over the business of the practice to treat it as a Variable Interest Entity in accordance with Financial Accounting Standards Board and Accounting Standards Codification, effective May 1, 2015. As a result, we include the financial results of TBC in our consolidated financial statements in accordance with generally accepted accounting principles. TBC specializes in Orthopaedic Spine Surgery and Interventional Pain Management, and its website is www.thebackcenter.net.

In addition, TBC subleases 29,629 square feet of commercial office space to affiliated and non-affiliated tenants, including 18,828square feet to Crane Creek Surgery Center (“CCSC”), located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location.

●	CCSC Holdings, Inc. (“CCSC Holdings”) is our wholly owned subsidiary which acquired a 40% interest in CCSC. The other owners are CCSC TBC Group, LLC, owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Crane Creek Investments, LLC, owned by NueHealth, LLC, which develops and manages world class ambulatory surgery centers and specialty hospitals across the United States. Dr. Hynes and Dr. Datta are both affiliated with The B.A.C.K. Center. Pursuant to the CCSC Restated and Amended Operating Agreement, CCSC Holdings now exercises sufficient control over the business of CCSC to treat it as a Variable Interest Entity in accordance with Financial Accounting Standards Board and Accounting Standards Codification, effective October 1, 2015. As a result, we include the financial results of CCSC in our consolidated financial statements in accordance with generally accepted accounting principles. CCSC is an AAAHC accredited facility dedicated to delivering excellent ambulatory care in a convenient, comfortable outpatient environment, and its website is www.cranecreeksurgerycenter.com.

●	Up until its sale and leaseback on March 31, 2016, Marina Towers, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida, was owned by our wholly owned subsidiaries, FCID Holdings, Inc. (“FCID Holdings”), which held 99% ownership, and MTMC of Melbourne, Inc., which held 1% ownership. On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved and Marina Towers, LLC became wholly owned by First Choice Healthcare Solutions, Inc.

Marina Towers subleases 38,334 square feet of commercial office space to non-affiliated tenants.

Serving Florida’s Space Coast region, FCMG, TBC and CCSC comprise our Company’s flagship integrated healthcare services delivery platform. It is our goal to replicate our integrated platform model in other geographic markets throughout the southeast region of the United States. By centralizing current and future systems’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping at our corporate headquarters, we will maintain efficiencies and scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities and other business concerns.

Our Healthcare Services Business

Our physicians and care specialists are recruited and retained with an emphasis on best practices and attitude: that being committed to meeting and exceeding the care needs of patients and their families. Moreover, all employees –from the receptionists to the doctors – are considered caregivers who put the patient first. Our caregivers cooperate with one another through a common focus on the best interests and personal goals of each patient. We also consider family members and friends of patients to be vital components of the care team.

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

We also utilize the most advanced diagnostic technologies coupled with the latest in individualized care, including trigger point injections and pharmacological, Physical/Occupational Therapy (“PT/OT”), Neurological, Orthopaedic, Chiropractic and massage therapy treatments.

FCMG’scare facilities, located in Marina Towers in Melbourne, Florida, house both a digital GE X-Ray system and a GE 450 MRI Gem Suite system, which is physically positioned to capitalize on the expansive waterfront view of the Indian River, promoting patient relaxation and soothing fear and anxiety. We also operate a fully equipped outpatient physical and occupational therapy center on the second floor of Marina Towers, where our skilled physical and occupational therapists and technicians work with our patients to help restore and improve their motion, function and quality of life.

In addition to our main clinical office in Melbourne, FCMG physicians also see patients at TBC’s main practice location in Melbourne, and in a satellite office located in Viera, Florida, located approximately 13 miles northwest of Marina Towers.

TBC is located only a half mile south of Marina Towers in Melbourne on the fifth and sixth floors of the Crane Creek Medical Center building. In addition to its main office in Melbourne, the practice also sees patients at a satellite office in Merritt Island, Florida, located approximately 20 miles north of Melbourne.

Crane Creek Surgery Center, also located in the Crane Creek Medical Center building, on the fifth floor, houses four state-of-the-art operating rooms and a medical procedure room;and has capacity to host 4,000-5,000 surgical procedures each year.

Our physicians currently have hospital and surgical privileges at several healthcare facilities serving Florida’s Space Coast, including Crane Creek Surgery Center, Health First Cape Canaveral Hospital, Health First Holmes Regional Medical Center, Health First Palm Bay Hospital, Health South Sea Pines Rehabilitation Hospital, Health First Viera Hospital, Kindred Hospital of Melbourne, Melbourne Same Day Surgery Center, Melbourne Surgery Center, Sebastian River Medical Center, Wuesthoff Medical Center Melbourne and Wuesthoff Medical Center Rockledge.

Our Definition of a “Healthcare Services Delivery Platform”

As there are numerous definitions of a “Healthcare Services Delivery Platform,” we have strictly defined what we believe is qualified to be a First Choice platform to ensure that our high standards for patient care and attention can be fostered and preserved. More specifically, each of our localized platforms will:

●	be comprised of one or more medical practices focused on Orthopaedic and Spine care and treatment, and be geographically situated near one or more primary hospitals in a given, high growth geographic market;

●	employ a team of first rate physicians, surgeons and care specialists all of whom are subject to our rigorous qualification and hiring process;

●	provide for the combination of synergistic medical disciplines related to the practice of Orthopaedic and Spine medicine, while supported by related in-house diagnostic and ancillary services, including, but not limited to,ambulatory surgery center, MRI, X-Ray, DME and PT/OT – collectively, services must elegantly coalesce to provide superior patient-centric care that span a patient’s entire episode of care – from diagnosis to treatment to recovery; and

●	be capable of generating revenues of up to $65 million when the platform is fully built out, based on current reimbursement rates.

Because we have a specific vision for the delivery of optimal patient experience, we continually reinforce the importance of hiring, training, evaluating, compensating and supporting a workforce committed to patient-centered care. Just as vital, we engage our employees in all aspects of process design and treat them with the same dignity and respect that they are expected to show patients and family members. Central to our long-term growth strategy is attracting and recruiting top tier physicians and care specialists that rank in the top percentile of performance in the local markets we serve; and creating a work environment and corporate culture that serves to engage, motivate and retain them.

Given sweeping healthcare reform, increased regulatory and reimbursement mandates and the financial challenges each of these impose, remaining in private practice is quickly losing its appeal for many physicians. In fact, according to a July 2015 report published by a leading consulting firm, a growing number of U.S. doctors are leaving private practice for hospital employment and only one in three will remain independent by the end of 2016. Thus, the opportunity for our Company to attract key medical talent has never been more robust.

Our systems of operation unburden our physicians from the business administration responsibilities associated with operating a medical practice, group or clinic. More specifically, we believe that physicians will choose employment with us because we can offer them the advantages and benefits of being able to focus exclusively on delivering excellent patient care; enjoying higher income potential; realizing freedom from day-to-day practice administration, marketing and generating new patient leads; having direct access to state-of-the-art technology, diagnostics and ancillary services; and experiencing strong camaraderie with a collaborating cadre of first rate caregivers dedicated to common, patient-centered treatment goals and objectives. The requirements for running the day-to-day business functions of the Centers are the sole responsibility of our management team —and not the physicians. Simply put, First Choice allows Doctors to be Doctors.

Our Growth Strategy

We aim to distinguish our Medical Centers of Excellence from our competition by earning our Centers reputations as premier destinations for clinically superior, patient-centric care that is coordinated across our patients’ entire care continuums. By doing so, we expect to deliver more meaningful and collaborative doctor-patient experiences, more accurate diagnoses resulting from care coordination, effective treatment plans, faster recoveries and materially reduced costs.

Based on the dynamic growth taking place on Florida’s Space Coast, we are currently estimating that the total market opportunity for Orthopaedic and Spine care approximates $150 million annually, and we are working towards capturing a larger share of that market. Moreover, it is our belief that we will ultimately succeed at replicating our Melbourne Platform in other attractive, high growth geographic regions. In fact, we have identified over 250 locations in the country where we believe our unique business model can be successfully replicated and represent opportunities for to build out healthcare delivery services platforms which are each capable of generating up to $65 million in annual revenues. Moving forward, we are now concentrating our efforts on determining the best top 10 markets for expansion consideration.

In an effort to fully round out our Melbourne Platform to address a patient’s end-to-end episode of care, we have begun exploring opportunities to either acquire or organically establish the infrastructure necessary to support the offering of both pharmacy and home health services. We are also planning to expand the number of PT/OT centers that we operate to provide greater travel convenience for our patients being served by our Melbourne Platform. Currently, we own and operate one state-of-the-art PT/OT center in Melbourne with the expectation in 2017 that we will expand to a total of five centers geographically situated across Brevard County, Florida, which extends 72 miles from north to south on Florida’s central eastern coast.

Our longer term strategic focus is to grow primarily in select southeastern U.S. markets by successfully replicating our Melbourne Platform – both organically and through strategic acquisitions. More specifically, our growth will be fueled by hiring best-in-class Orthopaedic physicians currently practicing in our target expansion markets and are seeking an alternative to owning and operating their own private practices or being employed by local hospitals; and by acquiring well-established Orthopaedic physician practices and medical groups in our target markets; then adding, as necessary, diagnostic and ancillary services, to include, but not be limited to,an ambulatory surgery center, MRI, X-Ray, DME and PT/OT.

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

Our business model is centered on our team physicians being employees, thereby permitting us to optimize revenue generation from both physicians and ancillary services, while also providing our employed care providers with the ability to refer patients to our on-site diagnostic and ancillary services. Physician-owned practices, on the other hand, may be subject to prevailing federal regulations (e.g., The Ethics in Patient Referral Act of 1989, as amended; more commonly known as the “Stark Law”), which may limit their ability to refer patients for certain healthcare services provided by entities in which a physician-owner(s) has a financial interest.

We believe that our centralized system of back office operations will continue to allow us to achieve measurable cost and productivity efficiencies as we expand the number of centers and platforms we own and operate. We have specifically designed our centralized back office system to alleviate staff physicians from business administration responsibilities associated with operating a medical practice or clinic, enabling them to focus strictly on caring for the patients we serve. Physicians who own and manage their own private practices or clinics typically have to devote valuable time and resources to addressing business concerns – time and resources that might otherwise be spent on treating their patients.

Medical Service Mix

Similar to other business models for professional services, our business model is designed to offer a synergistic and profitable medical service mix. By their nature, some combinations of medical specialties can generate more revenue than others. Physicians need access to diagnostic equipment and ancillary services, such as outpatient surgery facilities, MRI, X-ray, DME and PT/OT. Moreover, most patients expect their physicians to have access to the best diagnostic and service delivery equipment. Without diagnostic services, many medical practices may find it difficult to maintain their current margins of profitability.

We integrate both medical specialties and ancillary and diagnostic services on our platforms to maintain or enhance our profits. While one specialty may have high reimbursements for their professional services but insufficient volume to profitably support necessary diagnostic equipment, another medical specialty may have lower professional service reimbursements but high volume of diagnostic equipment use. Operating independently, each specialty group would face retreating profit margins and confront significant challenges to maintaining high service levels with adequate equipment and advanced technologies. However, operating together, they create the optimal mix of professional service fee income, diagnostic equipment procedure income and ancillary service income. Since the combination is more profitable than the stand-alone components, there is a favorable opportunity to sustain profit margins that will allow each of our integrated healthcare services delivery platform to maintain high service levels with state-of-the-art equipment and ancillary service offerings.

In addition, by offering healthcare services that address a patient’s entire episode of care, we believe that we are well positioned to begin offering the government, major health plans and large self-insured employer groups with bundled payment programs for a broad range of Orthopaedic and Spine surgical procedures, including total hip and knee replacements. In doing so, we believe we will be able to ultimately lower the cost of episodes of care up to 15% for these payor organizations while achieving optimal outcomes for our patient and margin expansion for our Company.

Scalable Back Office and Economies of Scale

Fixed cost legacy administrative functions have subjected many established medical centers to a downward spiral of diminishing profit margins and losses. In traditional clinical practices, administrative management, billing, compliance, accounting, marketing, advertising, scheduling, customer service and record keeping functions represent fixed overhead for the practice. There is no opportunity to share this fixed overhead with another practice. The fixed administrative overhead of a practice has the effect of reducing profit margins if the practice experiences declining revenues because of lower patient volumes, lower reimbursements or patient migration to competitors.

A key to our success will be our ability to continue to support a highly experienced management team with an array of professional, experienced and regulatory compliant subcontractors. Using project management best practices, our corporate managers use experienced medical subcontractors to perform billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions on behalf of our Medical Centers of Excellence. It is our plan that the cost of our “back office operations” will not increase in direct relation to the growth of our network of integrated healthcare delivery platforms, which will allow us to sustain profit margins across our business operations with a cost effective and scalable back office. As the numbers of our care providers and Medical Centers of Excellence increase, the economies of scale for our back office operations will also increase. These economies of scale support selecting the best and not the lowest cost subcontractors, while allowing our current Melbourne Platform and future platforms to operate cost effectively with higher service levels.

Specifically, we currently provide all of the administrative services necessary to support the practice of medicine by our physicians and improve operating efficiencies of our current and future Medical Centers of Excellence:

●	Recruiting and Credentialing. We have proven experience in locating, qualifying, recruiting and retaining experienced physicians. In addition to the verification of credentials, licenses and references of all prospective physician candidates, each caregiver undergoes Level 2 background checks. We maintain a national database of practicing physicians. In addition to our database of physicians, we recruit locally through trade advertising, the American Academy of Orthopaedic Surgeons and referrals from our physicians and other stakeholders.

●	Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all of our physicians; and we are responsible for billing, collection and reimbursement for services rendered by our physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other referring physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. The majority of our third-party payors remit by EFT and wire transfers. Accordingly, every aspect of our business is positioned to achieve high productivity, lower administrative headcounts and lower per patient expense. We provide our physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided; and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenue for physician services. All of our billing and collection operations are controlled and will continue to be controlled from our business offices located at our corporate headquarters in Melbourne, Florida.

●	Risk Management and Other Services. We maintain a risk management program focused on reducing risk, including the identification and communication of potential risk areas to our medical staff. We maintain professional liability coverage for our group of healthcare professionals. Through our risk management staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide a multi-faceted compliance program that is designed to assist our multi-specialty Medical Centers of Excellence fully comply with increasingly complex laws and regulations. We also manage all information technology, facilities management, legal support, marketing support, regulatory compliance and other services.

Developing and operating additional healthcare services delivery platforms in other geographic areas will take advantage of the economies of scale for our administrative back office functions. Our business development plan calls for replicating our Melbourne Platform in other cities and states at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each geographic region. We believe that the scalable structure of our administrative back office functions can efficiently support our expansion plans.

High Technology Infrastructure Supporting High Touch Patient Experiences

Successful retail models in other industries have proven effective at using telecommunications, remote computing, mobile computing, cloud computing, virtual networks and other leading-edge technologies to manage geographically diverse operating units. These technologies create an electronically distributed infrastructure which allow a central management team to monitor, direct and control geographically dispersed operating units and subcontractors, including national operations.

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

We intend to grow by replicating our healthcare services delivery platform currently in place in Melbourne, Florida in other geographic markets, and by hiring additional physicians to serve patients in our current and future Medical Centers of Excellence - all of which will be supported by our standardized policies, procedures and clinic setup guidelines. We believe our administrative functions can be quickly scaled to handle multiple additional Centers and/or physicians. As we roll out our business model, we expect our administrative core and clinical model will assist us in maintaining economies of scale for all of our localized integrated healthcare systems.

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

If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to state and federal laws regulating such billing. Although we maintain standard billing and collections procedures, we also provide discounts and/or payment option plans in certain hardship situations where patients and their families do not have the financial resources necessary to pay the amount due at the time services are rendered. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account.

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

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the submitting of or causing to be submitted false claims to the federal government or federal government programs, including Medicare, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. The FCA also applies to the improper retention of known over payments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law and to receive additional remedies.

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

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally requires us to indemnify them and their affiliates for losses resulting from the negligence of our physicians. Currently, we have no pending litigation that is deemed to be material.

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

The B.A.C.K. Center (“TBC”) has had a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. (“Health First”) due to a contract dispute that predates our Company’s involvement with TBC. The dispute is currently in advanced settlement discussions. Irrespective of the settlement outcome, our Company will not receive any settlement fees nor will we be subject to paying any settlement fees.

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

Our Headquarters

Our corporate headquarters is located on the shore of the Indian River at 709 S. Harbor City Boulevard, Suite 530, Melbourne, Florida 32901 in Marina Towers. Our corporate website is www.myfchs.com.

Employees

As of December 31, 2016, we employed 148 employees, which included 13 physicians and eight physician assistants/ARNPs.

Annual Patient Visits, Total Number of Surgeries and Average Patient Value

During the year ended December 31, 2016, our Melbourne Platform managed approximately 100,000 patient visits and performed 2,667 Orthopaedic and Spine surgical procedures, which is a 29.5% increase over 2,060 surgical procedures performed in 2015. Our Average Patient Value (“APV”) – which is factored by dividing total patient service fees comprised of all medical and ancillary service fees by the total number of surgeries performed in a given timeframe – was $8,627 in 2015 and increased 17.6% to $10,144 in 2016.

Where You Can Find Additional Information

We are subject to the reporting requirements under the Exchange Act. We file with, or furnish to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and will furnish our proxy statement. These filings are available free of charge on our website, www.myfchs.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

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

We have owned and operated our model Medical Center of Excellence, First Choice Medical Group, since 2012; and assumed management control of The B.A.C.K. Center, effective May 1, 2015, and of Crane Creek Surgery Center, effective October 1, 2015. With our current Medical Centers of Excellence in Melbourne serving as our “Healthcare Services Delivery Platform” model, we plan to replicate this model in targeted geographic markets, principally in the southeastern region of the U.S. Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance. To address these risks and uncertainties, we must do the following:

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

If we do not meet the accounting requirements to treat the transactions with The B.A.C.K. Center and Crane Creek Surgery Center, as a Variable Interest Entity, or any future transaction, we will not be permitted to consolidate the results of operations of such entities with those of our Company.

We have determined that The B.A.C.K. Center and Crane Creek Surgery Center are each a Variable Interest Entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

In the event that either The B.A.C.K. Center or Crane Creek Surgery Center transaction fails to meet the FASB and ASC requirements for consolidation, it could have a material adverse effect on our business and results of operations.

Acquisitions involve risks that could adversely affect our business/internal controls.

As part of our growth strategy, First Choice Healthcare Solutions regularly considers strategic transactions, including acquisitions and V.I.E. transactions. For example, in 2015, we added The B.A.C.K. Center and Crane Creek Surgery Center to our integrated healthcare platform in Melbourne, Florida with the expectation that these V.I.E. transactions will result in various benefits, including, among others, an expanded range of healthcare services to patients in the community, cost savings and increased profitability of the businesses by improving operating efficiencies. Achieving the anticipated benefits is subject to a number of uncertainties, including whether we integrate our acquired companies in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and resources.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage.

We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions or assuming management control over other businesses. Any difficulties in the assimilation of acquired businesses into our Company’s control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our Company’s reported financial information, which could have a negative effect on the trading price of First Choice’s stock and our access to capital.

We are implementing a strategy to grow our business by hiring additional physicians to create localized integrated healthcare systems comprised of Medical Centers of Excellence in select U.S. markets, which requires significant additional capital and may not generate income.

We intend to grow our business by hiring additional physicians to create Medical Centers of Excellence or to acquire certain assets of well-established practices in select U.S. markets. We estimate the cost to create each additional Medical Center of Excellence to be approximately $6-8 million. Although we may raise funds through equity offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving sufficient revenues, despite our attempts to grow our business. If our growth strategies do not result in sufficient revenues and income, we may have to abandon our plans for further growth and/or cease operations, which could have a material and adverse effect on our business, prospects and financial condition.

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

In March 2010, President Barack Obama signed a healthcare reform measure, which provides healthcare insurance for approximately 30 million more Americans. The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively, the “PPACA”), which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018, substantially changes the way healthcare is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, and may significantly impact our industry. The PPACA requires, among other things, payment rates for services using imaging equipment that costs over $1 million to be calculated using revised equipment usage assumptions and reduced payment rates for imaging services paid under the Medicare Part B fee schedule. While many of the provisions of the PPACA are scheduled to phase in over the course of the next several years,we are unable to predict what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business, including those that may be proposed and/or enacted by the new Trump administration

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws or regulations.

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

Our current directors and officers currently have beneficial ownership of approximately 32%of our outstanding Common Stock. These significant stockholders therefore have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors, the approval of significant corporate transactions.

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

ITEM 2.	PROPERTIES

We maintain our principal office at 709 S. Harbor City Boulevard, Suite 530, Melbourne, Florida, 32901. Our current office space, including the space that occupies First Choice Medical Group’s (“FCMG”) medical operations, consists of 39,666 square feet spanning four floors in Marina Towers Until its sale in March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings, Inc. (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of our Company until their dissolution in September 2016. At that time, Marina Towers, LLC became a wholly owned subsidiary of First Choice Healthcare Solutions, Inc.

On March 31, 2016, we sold Marina Towers, a 78,000 square-foot medical office building, for a purchase price of $15.45 million to Global Medical REIT Inc. The sale included the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground garages.

The entire facility was leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that expires in 2026. We have two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period.

FCMG also operates a satellite clinical office located at 7000 Spyglass Court, Suite 220, Viera, Florida, 32940.

In addition, TBC subleases 29,629 square feet of commercial office space to affiliated and non-affiliated tenants, including 18,828 square feet to Crane Creek Surgery Center (“CCSC”), located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location. TBC also sees patients at its satellite office located at 650 S. Courtenay Parkway, Merritt Island, Florida 32952.

Crane Creek Surgery Center is located in the same building as TBC at 222 South Harbor City Boulevard, Suite 540, Melbourne, Florida 32901.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business, including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally requires us to indemnify them and their affiliates for losses resulting from the negligence of our physicians. Currently, we have no pending litigation that is deemed to be material.

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

The B.A.C.K. Center (“TBC”) has had a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. (“Health First”) due to a contract dispute that predates our Company’s involvement with TBC. The dispute is currently in advanced settlement discussions. Irrespective of the settlement outcome, our Company will not receive any settlement fees nor will we be subject to paying any settlement fees.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted under the symbol “FCHS” on the OTCQB, the OTC market tier for companies that report to the SEC.

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years as reported by OTCQB):

2016	High	Low
First Quarter	$1.05	$0.83
Second Quarter	$1.20	$0.85
Third Quarter	$1.27	$1.05
Fourth Quarter	$1.60	$1.07

2015	High	Low
First Quarter	$1.20	$0.80
Second Quarter	$1.48	$1.01
Third Quarter	$1.39	$1.03
Fourth Quarter	$1.38	$0.76

The above information was obtained from Nasdaq.com. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of March 30, 2017, we had 147 individual shareholders of record of our Common Stock, and the closing sales price on that date for our Common Stock was $1.47 per share. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”We estimate that the total number of beneficial owners of our Common Stock including shareholders of record, is approximately 600 individuals.

Dividend Policy

We have never declared or paid any cash dividends on our shares of Common Stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. We do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future. The holders of our Common Stock are entitled to receive only such dividends (cash or otherwise) as may be declared by our Company’s Board of Directors.

Recent Sales of Unregistered Securities

CT Capital, Ltd. - Modification of Line of Credit Involving Equity Consideration

On June 13, 2013, our wholly owned subsidiary, First Choice – Brevard, entered into a loan and security agreement (the “Loan Agreement”) with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, as subsequently modified (the “Modification Agreement”), the Lender committed to make an accounts receivable line of credit of $2.5 million available to First Choice – Brevard. In December 2016,the Lender converted $1.4 million in obligations due under the Modification Agreement into 1,866,667 shares of our Common Stock at a conversion price of $0.75 per share. At December 31, 2016, the Company was obligated, but had not yet issued the 1,866,667 shares of our Common Stock.

On March 30, 2017, the Company’s Loan and Security Agreement with CT Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

Other Common Stock Issuances

During the year ended December 31, 2016, we issued an aggregate of 1,634,071 shares of our Common Stock to officers, employees and service providers at an aggregate fair value of $1,462,486, of which $573,900 was expensed in 2015.

During the year ended December 31, 2016, we issued an aggregate of 129,630 shares of our Common Stock in connection with settlement of a stock subscription from 2015 at an aggregate fair value of $175,000.

We were obligated to issue our Common Stock to officers and consultants for past and future services as of December 31, 2016. The estimated liability as of December 31, 2016 of $469,096 ($1.00 per share) was determined based on services rendered. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6.	SELECTED FINANCIAL DATA

This item is not required for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Overview

Critical Accounting Policies

Basis of Accounting

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, “Revenue Recognition” (“ASC 605-10”), which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on our financial position and results of operations was not significant.

In accordance with Accounting Standards Codification subtopic 954-310, “Health Care Entities” (“ASC 954-310”), we recognize patient service revenue at the time the services are rendered, even though we do not assess the patient’s ability to pay. Therefore, our interim and annual period reports disclose our policy for assessing and disclosing the timing and amount of uncollectable patient service revenue recognized as doubtful. Qualitative and quantitative information about significant changes in the allowance for doubtful accounts related to patient accounts receivable are disclosed in our Company’s reports. These estimates are based upon the past history and identified trends for each of our payers.

Patient Service Revenue

We recognize patient service revenue associated with services provided to patients who have third-party payer coverage on the basis of contractual rates for the services provided. For uninsured or self-pay patients that do not qualify for charity care, we recognize revenue on the basis of our standard rates for services provided (or on the basis of discounted rates, if negotiated or provided by policy). On the basis of historical experience, a portion of our patient service revenue may be potentially uncollectible due to patients who are unable or unwilling to pay for the services provided or the portion of their bill for which they are responsible. Thus, we record a provision for bad debts related to potentially uncollectible patient service revenue in the period the services are provided.

Rental Revenue

Up until its sale and leaseback on March 31, 2016, Marina Towers, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida, was owned by our wholly owned subsidiaries, FCID Holdings, Inc. (“FCID Holdings”), which held 99% ownership, and MTMC of Melbourne, Inc., which held 1% ownership. On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved and Marina Towers, LLC became wholly owned by First Choice Healthcare Solutions, Inc. Marina Towers subleases 38,334 square feet of commercial office space to nonaffiliated tenants.

In addition, The B.A.C.K. Center (“TBC”) subleases 29,629 square feet of commercial office space to affiliated and nonaffiliated tenants, including 18,828 square feet to Crane Creek Surgery Center (“CCSC”), located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location.

Variable Interest Entities

The B.A.C.K. Center

Effective May 1, 2015, our Company, through our wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. The initial term of the Agreement expired on December 31, 2016, with an option to extend the term until December 31, 2023. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice - Brevard. With the expectation that employment contracts with First Choice - Brevard will be signed later this year, We exercised our option to extend the term until December 31, 2017.

We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on: 1) The B.A.C.K. Center employees signing employment contracts with TBC Holdings, and 2) the Variable Interest Entity,The B.A.C.K. Center, being acquired by our Company. The options expire on December 31, 2023.

We have determined that The B.A.C.K. Center is a Variable Interest Entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” In evaluating whether our Company has the power to direct the activities of a VIE that most significantly impact its economic performance, we have consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether our Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

Crane Creek Surgery Center

On November 2, 2015, we announced that our newly formed, wholly owned subsidiary, CCSC Holdings, Inc. (“CCSC Holdings”), acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for cash consideration of $560,000. Crane Creek is an AAAHC accredited facility dedicated to delivering excellent, ambulatory surgical care in a convenient, comfortable outpatient environment.

The collective ownership of Crane Creek is comprised of CCSC Holdings, CCSC TBC Group, LLC (“TBC Group”), which is owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Crane Creek Investments, LLC, owned by NueHealth, LLC, who develops and manages world class ambulatory surgery centers and specialty hospitals across the United States. Drs. Hynes and Datta are both affiliated with The B.A.C.K. Center, a First Choice medical center of excellence in Melbourne, Florida.

Together, CCSC Holdings and TBC Group own 75% interest in Crane Creek. In accordance with the Crane Creek Restated and Amended Operating Agreement, CCSC Holdings will exercise sufficient control over the business of Crane Creek that will allow us to treat it as a variable interest entity effective October 1, 2015. We have the power to make decisions that most significantly affect the economic performance of Crane Creek and to absorb significant losses or right to receive benefits that could potentially be significant. As a result, we include the financial results of the VIE in our consolidated financial statements in accordance with generally accepted accounting principles.

Of the $560,000 cash consideration paid, CCSC Holdings borrowed $420,000 pursuant to a promissory note which bore interest at 8% per annum and matured on April 15, 2016 (the “Note”). The Note was paid in full on April 15, 2016.

 Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and fledging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for our Company on October 1, 2009. Our convertible debt has conversion provisions based on a discount the market price of our Common Stock.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We measure the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Income Tax

We account for income taxes pursuant to Accounting Standards Codified 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Results of Operations

Year Ended December 31, 2016 as Compared to Year Ended December 31, 2015

The following is a discussion of the results of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenues

Total revenue was $29,464,082 for the 12 months ended December 31, 2016, rising 51% from $19,517,664 in the prior year. Net patient service revenue, less provision for bad debts of $924,916, accounted for $27,053,190 of total revenue in 2016, and rental revenue was $2,410,892. This compared to net patient service revenue of $17,770,697 and rental revenue of $1,746,967 for the 12 months ended December 31, 2015. The increase in total revenue was largely attributable to the revenue contributions of The B.A.C.K. Center and Crane Creek Surgery Center, which were VIE transactions that became effective May 1, 2015 and October 1, 2015, respectively.

Operating Expenses

Operating expenses include the following:

	Year Ended 12/31/2016	Year Ended 12/31/2015
Salaries and benefits	$12,570,398	$9,337,740
Other operating expenses	5,912,655	2,099,568
General and administrative	10,019,667	7,144,538
Litigation settlement	—	2,017,208
Depreciation and amortization	821,709	852,985
Total operating expenses	$29,324,429	$21,452,039

The major components of operating expenses in 2016 included practice salaries and benefits, practice supplies and other operating costs; depreciation and amortization; and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity. The 37% increase in total operating expenses was due to the addition of The B.A.C.K. Center and Crane Creek Surgery Center to our Melbourne Platform, effective May 1, 2015 and October 1, 2015, respectively, as well as the hiring of additional care providers in 2016. In 2015, operating expenses were also impacted by costs relating to the MedTRX legal settlement, which compared to zero litigation settlement expense in 2016.

Due to the growth of our Melbourne platform, including additional physicians, physician assistants/ARNPs and physical therapists;salaries and benefits increased 35% to $12,570,398 for the year ended December 31, 2016 compared to $9,337,740 for the year ended December 31, 2015. For the same reason, other operating expenses increased 182% to $5,912,655 from $2,099,568.

General and administrative expenses for the year ended December 31, 2016 increased 40% to $10,019,667 compared to $7,144,538, an increase primarily attributable to expenses related to the aforementioned VIE transactions and subsequent integration of The B.A.C.K. Center and Crane Creek Surgery Center into our Melbourne system in May and October 2015, respectively. We believe incremental revenue enables us to leverage our infrastructure and increase our operating profit with minimal incremental offsetting our operating expenses. Thus, additional sales could contribute to profit at a higher rate of return on sales as a result of not needing to expand operating expenses at the same pace as sales. One-time costs associated with our November 2015 legal settlement with MedTRX, including all related legal expenses, totaled $2,017,208. Depreciation and amortization declined 4% from $852,985 for the year ended December 31, 20154 to $821,709 for the year ended December 31, 2016.

Net Income (Loss) on Operations

Net income from operations for the year ended December 31, 2016 totaled $139,653, which compared to a loss from operations of $1,934,375 for the prior year.

Gain on Sale of Property and Improvements

In connection with the sale and leaseback of Marina Towers in March 2016, we recognized a one-time gain on sale of property and improvements totaling $9,188,968. In addition, we sold equipment for a net gain of $18,878. The total gain on sale of property and improvements in 2016 was $9,207,846.

Interest Expense

Interest expense declined 72% to $343,161 for the year ended December 31, 2016, which compared to interest expense of $1,220,980 for the year ended December 31, 2015. The decrease was largely due to the payoff of our Marina Towers mortgage in March 2016 and conversions of our convertible notes payable to Hillair Capital Investments, LP in 2015.

Net Income (Loss)

As a result of all the above, net income for the 12 months ended December 31, 2016 totaled $9,267,042, which compared to a net loss of $3,204,165 reported for the prior year, ended December 31, 2015.

Segment Results

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. The following are the revenues, operating expenses and net income (loss) by segment for the years ended December 31, 2016 and December 31, 2015. The significant fluctuations in the line items are described above.

Summary Statement of Operations for the year ended December 31, 2016:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$9,357,077	$12,619,389	$5,076,724	$—	$—	$27,053,190
Rental revenue	—	1,403,215		1,739,646	(731,969)	2,410,892
Total revenue	9,357,077	14,022,604	5,076,724	1,739,646	(731,969)	29,464,082

Operating expenses:
Salaries & benefits	3,487,594	6,588,842	1,219,749	1,274,213	—	12,570,398
Other operating expenses	2,175,409	—	3,123,964	1,345,251	(731,969)	5,912,655
General and administrative	1,579,283	6,231,741	491,678	1,716,965	—	10,019,667
Depreciation and amortization	272,968	24,451	112,595	411,695	—	821,709
Total operating expenses	7,515,254	12,845,034	4,947,986	4,748,124	(731,969)	29,324,429

Net income (loss) from operations:	1,841,823	1,177,570	128,738	(3,008,478)	—	139,653

Interest income (expense)	(216,149)	(13,397)	(10,087)	(103,528)	—	(343,161)
Amortization of financing costs	—	(1,317)	—	(14,337)	—	(15,654)
Gain on sale of property	—	—	18,878	9,188,968	—	9,207,846
Other income (expense)	—	268,543	6,815	3,000	—	278,358

Net income before income taxes:	1,625,674	1,431,399	144,344	6,065,625	—	9,267,042

Income taxes	—			—	—	—

Net income	1,625,674	1,431,399	144,344	6,065,625	—	9,267,042

Non-controlling interest	—	—	(92,659)	—	—	(92,659)

Net income attributable to First Choice Healthcare Solutions	$1,625,674	$1,431,399	$51,685	$6,065,625	$—	$9,174,383

Summary Statement of Operations for the year ended December 31, 2015:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$7,537,761	$9,108,139	$1,124,797	$—	$—	$17,770,697
Rental revenue	—	681,227		1,558,083	(492,343)	1,746,967
Total revenue	7,537,761	9,789,366	1,124,797	1,558,083	(492,343)	19,517,664

Operating expenses:
Salaries & benefits	3,421,210	4,084,312	311,450	1,520,768	—	9,337,740
Other operating expenses	1,861,195	—	287,349	443,367	(492,343)	2,099,568
General and administrative	1,246,383	3,738,436	111,009	2,048,710	—	7,144,538
Litigation settlement	401,958	—	—	1,615,250	—	2,017,208
Depreciation and amortization	266,025	18,404	55,749	512,807	—	852,985
Total operating expenses	7,196,771	7,841,152	765,557	6,140,902	(492,343)	21,452,039

Net income (loss) from operations:	340,990	1,948,214	359,240	(4,582,819)	—	(1,934,375)

Interest income (expense)	(243,531)	(20,621)	(10,545)	(946,283)	—	(1,220,980)
Amortization of financing costs	(10,582)	(7,903)	—	(57,348)	—	(75,833)
Other income (expense)	—	—	3,554	23,469	—	27,023

Net income (loss) before income taxes:	86,877	1,919,690	352,249	(5,562,981)	—	(3,204,165)

Income taxes	—			—	—	—

Net income (loss)	86,877	1,919,690	352,249	(5,562,981)	—	(3,204,165)

Non-controlling interest	—	—	(217,676)	—	—	(217,676)

Net income (loss) attributable to First Choice Healthcare Solutions	$86,877	$1,919,690	$134,573	$(5,562,981)	$—	$(3,421,841)

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $4,593,638 and accounts receivable totaling $9,536,830. This compared to cash of $1,594,998, restricted cash of $359,414 and accounts receivable of $6,623,894 as of the end of 2015.

For the 12 months ended December 31, 2016, net cash used in our operating activities totaled $3,506,359 as compared to net cash provided by our operating activities of $483,930 in the prior year.

Net cash provided from our investing activities increased to $14,858,870 in 2016, compared to net cash provided by our investing activities of $88,912 in 2015. The 166% increase was largely attributable to the sale and leaseback of Marina Towers, which occurred in March 2016, offset by the purchase of certain medical equipment.

Net cash used in our financing activities in 2016 totaled $8,353,871, which compared to net cash provided by our financing activities of $743,069 in the previous year. The cash flows used in our financing activities were primarily related to the use of proceeds from the sale of Marina Towers to pay notes payable and repurchase previously issued warrants.

CT Capital, Ltd. Line of Credit

On June 13, 2013, our wholly owned subsidiary, First Choice – Brevard, entered into a loan and security agreement (the “Loan Agreement”) with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice - Brevard with an interest rate of 12% per annum (the “Loan”).

The original maturity date of the Loan was December 31, 2016 with interest due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivables and assets of First Choice – Brevard, which constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable include 50% of all accounts receivables protected by legal letters of protection. At any time up until December 31, 2016, the Lender had the right to convert all or any portion of the outstanding principal amount or interest on the Loan into Common Stock of our Company at a conversion price of $0.75 per share. We did not record an embedded beneficial conversion feature in the note since the fair value of our Common Stock did not exceed the conversion rate at the date of commitment.

On November 8, 2013, in consideration for the issuance of 100,000 restricted shares of our Common stock, the Lender agreed to modify the Loan. Under the Loan Agreement, as amended, the annual rate of interest of the Loan was reduced from 12% per annum to 6% per annum and has remained at 6%.

On June 9, 2015, the Lender increased our accounts receivable line from $1,500,000 to $2,000,000, and on December 14, 2015, increased it further from $2,000,000 to $2,500,000 and extended the maturity date of the Loan Agreement to June 30, 2017 (“Maturity Date”). In addition, we agreed to maintain an outstanding balance of not less than $1,000,000 until the Maturity Date (“Minimum Borrowing”) and provide sixty (60) days prior written notice to prepay up to $1,000,000 of the outstanding indebtedness in excess of the Minimum Borrowing. All of the other terms and conditions of the Loan Agreement remain in full force and effect. In consideration of the $500,000 increase in the accounts receivable line of credit, we issued the Lender 100,000 shares of our Common Stock, valued at $92,000. The $500,000 increase may be repaid at any time, and is not subject to the conversion provisions set forth in the Loan Agreement.

In December 2016, the Lender converted $1.4 million in obligations due under the Modification Agreement into 1,866,667 shares of our Common Stock at a conversion price of $0.75. At December 31, 2016, the Company was obligated, but had not yet issued the 1,866,667 shares of our Common Stock.

On March 30, 2017, the Company’s Loan and Security Agreement with CT Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

Our obligations under the Loan Agreement, as amended, are guaranteed by certain affiliates of our Company, including a personal guarantee issued by our Chief Executive Officer. All of the other terms and conditions of the Loan Agreement, as amended, remain in full force and effect.

As of December 31, 2016 and December 31, 2015, the outstanding balance was $1,100,000 and $2,150,000, respectively.

Hillair Capital Investments, L.P. — Convertible Debenture

On November 8, 2013, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair”) in exchange for the issuance of (i) a $2,320,000, 8% original issue discount convertible debenture, which was originally due on December 28, 2013 and subsequently extended on December 28, 2013 through November 1, 2015 (the “Debenture”), and (ii) a Common Stock purchase warrant (the “Warrant”) to purchase up to 2,320,000 shares of our Common Stock at an exercise price of $1.35 per share, which may be exercised on a cashless basis, until November 8, 2018. The Debenture and the Warrant may not be converted if such conversion would result in Hillair beneficially owning in excess of 4.99% of our Common Stock. Hillair may waive this 4.99% restriction with 61 days’ notice to us.

 On January 30, 2015, we entered into an Extension Agreement (“Extension”) with Hillair amending the 8% Original Issue Discount Secured Convertible Debenture due November 1, 2015, in order to extend the Periodic Redemption due February 1, 2015, in the principal amount of $580,000 (the “February Periodic Redemption”) to April 1, 2015.

In consideration of the Extension, we issued to Hillair 100,000 shares of Common Stock valued at $99,000 and a payment of $30,000. For an additional $20,000 payment to Hillair, the February Redemption was extended to May 1, 2015.

On April 9, 2015, the redemption terms of the Debenture were further modified as follows: Hillair agreed to convert $580,000 of the principal amount of the February Periodic Redemption into 580,000 shares of our Common Stock on or before May 1, 2015. In consideration of reducing the conversion price of $100,000 principal amount of the Debenture from $1.00 to $0.50 per share, the $580,000 principal amount of the Debenture due May 1, 2015 was extended to August 1, 2015.

As a result of the modification, Hillair converted $100,000 principal amount of the Debenture, at $0.50 per share, into 200,000 shares of our Common Stock; and $580,000 principal amount of the February Periodic Redemption, at $1.00 per share, into 580,000 shares of our Common Stock. In total, Hillair converted $680,000 principal amount of the Debenture into 780,000 shares of our Common Stock. As a result of the transaction, we recorded the fair value of the 100,000 additional common shares issued of $128,000 as current period interest expense.

In July 2015 and August 2015, we issued an aggregate of 1,425,707 in full settlement of the outstanding convertible note payable and related accrued interest. On November 15, 2016, we entered into a Warrant Purchase Agreement with Hillair thereby repurchasing and cancelling the warrant originally issued to Hillair on November 3, 2013 for total cash consideration of $600,000.

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

The Loan was modified on April 9, 2013, allowing a temporary increase to $1,383,000 and allowing for a one-time draw of up to $995,000 to be distributed to the shareholders for the purposes of financing the capitalization of TBC Equipment Leasing, LLC. The one-time draw was repaid within 45 days and the availability under the Loan returned to $1,000,000. The modification allows for an interest rate of one month Libor floating plus 2.75%, as published in The Wall Street Journal, with a floor of 2.96% per annum (2.96% at December 31, 2016 and 2015, respectively).

Interest is due and payable monthly and principal is due on demand. The outstanding principal balance plus all accrued but unpaid interest is due on demand (the “Maturity Date”). The Loan is secured by all assets of The B.A.C.K. Center now owned or hereafter acquired. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of December 31, 2016, The B.A.C.K. Center was in compliance with the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of December 31, 2016, the outstanding balance on the Loan was $439,524.

Sale and Leaseback of Marina Towers

In March 2016,our wholly owned subsidiary, Marina Towers, LLC, completed the sale and leaseback of its 78,000 square foot office building, Marina Towers, to Global Medical REIT, Inc. for a sales price of $15.45 million. The net proceeds after repaying the mortgage and closing costs of $7.45 million was approximately $8 million. In addition, the entire facility, which houses FCHS’ corporate headquarters and its Medical Center of Excellence, First Choice Medical Group, was leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that will expire in 2026; and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period.

Growth Initiatives

Currently, we are actively engaged in identifying and pursuing prospective expansion opportunities in key target markets — with those being largely in the southeastern U.S. Over the next 12 months, we may incur significant capital costs to further develop and expand our medical operations. We expect to need additional capital of approximately $6-$8 million to fund the expansion of our operations in 2017. However, there can be no assurance that we will be able to negotiate acceptable terms for, or find suitable candidates for, such expansion consideration.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Contractual Obligations

At December 31, 2016, we had certain obligations and commitments under our loans and leases totaling $50,591,625 as follows:

	Total	2016	2017	2018	2019 and thereafter
Leases	$50,057,642	$5,638,245	$5,680,342	$5,728,741	$33,010,314
Loans	533,983	519,452	14,531	—	—
Total	$50,591,625	$6,157,697	$5,694,873	$5,728,741	$33,010,314

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

We do not expect recent accounting pronouncements will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-43, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 and had concluded that our disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2016 based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since
Christian C. Romandetti	56	President, Chief Executive Officer and Director	December 2010

Timothy K. Skeldon	55	Chief Financial Officer, Treasurer and Secretary	July 2016

Donald A. Bittar	75	Director	December 2010

Christian “Chris” Romandetti — Chairman, President and Chief Executive Officer

A serial entrepreneur and proven senior executive with experience in a broad range of industries, Mr. Romandetti has served as First Choice Healthcare Solution’s Chairman, President and CEO since December 2010. In this role, he is responsible for articulating our Company’s vision and executing strategies that place clinically superior, patient-centric care and improved clinical outcomes at the core of FCHS’s corporate mission.

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

Timothy K. Skeldon — Chief Financial Officer

Mr. Skeldon was appointed Chief Financial Officer in July, 2016. From 1999 through 2016, he served as Chief Financial Officer of Parrish Medical Center, an award-winning 210-bed medical center serving North Brevard County, Florida. Prior to joining Parrish in 1999, Mr. Skeldon served as Vice President and CFO of Central Florida Regional Hospital, a full service, level II trauma center. Other previous executive posts have included Controller of Lucerne Medical Center, Controller and Director of Financial Planning of Parrish and Director of Corporate Accounting for Fawcett Memorial Hospital in Port Charlotte, Florida. He began his career working as a Senior Audit Accountant for Ernst & Young after graduating from the University of Central Florida with B.S.B.A. and M.S. degrees in Accounting.

Donald A. Bittar —Director

In December 2010, Mr. Bittar was appointed as our Company’s CFO, Treasurer and Secretary and a member of the Board of Directors. In November 2014, he briefly retired from his role as First Choice’s CFO, but returned in March 2015 and again retired in July 2016 upon the appointment of Mr. Skeldon.

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

In addition to authoring two books, Getting Under the Hood of an Annual Report and A Good Business Plan is a Beautiful Thing, Mr. Bittar invented and was granted a U.S. patent for an adjustable sling that can be used to hold a patient’s arm, wrist and hand in multiple positions while eliminating stress to the neck and shoulder. He has been a frequent speaker at the National Association of Mortgage Bankers, National Council of Savings Institutions, Council of Presidents, New England Bankers Association and National Corporate Cash Managers Association. Donald received a Master of Business Administration degree from Long Island University.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2016, the Board of Directors held 25 meetings. Each meeting was attended by all of the members of the Board.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of our Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been timely met.

Code of Ethics

We have adopted a Code of Ethics for adherence by our Chief Executive Officer and Chief Financial Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in our periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to our Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.myfchs.com.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)(1)	Total Compensation ($)

Christian C. Romandetti (1)(3)(4)	2016	275,625	100,000	0	12,207	387,832
President, CEO & Director	2015	262,500	625,000	314,700	12,196	1,214,396

Timothy K. Skeldon (1)(2)	2016	110,577	0	25,000	6,940	142,517
CFO, Secretary & Treasurer	2015	0	0	0	0	0

Donald A. Bittar (2)	2016	58,500	0	55,800	0	114,300
Former CFO, Director	2015	73,280	0	95,700	0	168,980

(1)	Consists of provision of an automobile, computer equipment and reimbursement of business expenses.
(2)	Mr. Bittar retired as CFO on July 2016 upon the appointment of Mr. Skeldon as CFO.
(3)	Represented a strategic cash bonus of $100,000 earned in 2015 relating to Crane Creek Surgery Center, but was paid in 2016 pursuant to Mr. Romandetti’s Employment Agreement.
(4)	Mr. Romandetti waived his right to receive the earned bonuses in 2016.

Employment Agreements

Employment Agreement with Christian Romandetti, President and CEO

Our Company entered a formal five-year employment agreement (the “Employment Agreement”) with Christian “Chris” Romandetti, dated March 20, 2014 and effective January 1, 2014, to serve as our President and Chief Executive Officer. Pursuant to the terms and conditions set forth in the Employment Agreement, Mr. Romandetti is entitled to receive an annual base salary of $250,000, which shall increase no less than 5% per annum for the term of the Employment Agreement. Mr. Romandetti is entitled to (i) five weeks of vacation per year that if not used in any given one year will accrue and (ii) participate in all benefit plans our Company provides to its senior executives and our Company will pay 100% of all costs associated with such plans and will reimburse Mr. Romandetti for all reasonable out-of-pocket expenses and $1,000 per month for auto expenses.

Mr. Romandetti, upon successfully achieving annual revenue milestones, is entitled to receive a bonus equal to 10% of his salary when $7.1 million in total annual revenue is reported in a fiscal year scaling up to a bonus equal to 800% of his salary if and when $100 million in total annual revenue is reported in a fiscal year. Mr. Romandetti signed a waiver and consent to the bonus earned for 2016. If our Company is unable to pay any portion of the bonus compensation when due because of insufficient liquidity or applicable restrictions under prevailing debt financing agreements, then, as an accommodation to our Company, Mr. Romandetti shall be able to convert bonus compensation into shares of our Common Stock at a 30% discount to the average closing price during the first calendar month after the end of the fiscal year. Mr. Romandetti will also be entitled to receive a strategic bonus of $100,000, payable in cash, on the sixth month anniversary of opening each new Medical Center of Excellence.

Pursuant to our Company achieving specific financial performance benchmarks established by the Board of Directors, Mr. Romandetti will also be entitled to receive a cashless option to purchase up to 1,000,000 shares of Common Stock per year. The exercise price of the options will be the fair market value of the average closing price of the stock during the first calendar month after the end of the fiscal year. Mr. Romandetti shall have up to five years from the date of the annual option grant to exercise the option. In addition to the above compensation consideration, Mr. Romandetti will be entitled to receive annual restricted stock compensation equal to 100% of the total base salary and bonus compensation. The fair market value of the restricted stock grant shall be determined using the average closing price of our Common Stock during the first calendar month after the end of the fiscal year. Mr. Romandetti signed a waiver and consent to the bonus earned for 2016.

Upon the expiration of the initial five-year term, the Employment Agreement shall automatically be extended for additional terms of one year each unless either party gives 90-day prior written notice of non-renewal. In addition, Mr. Romandetti’s Employment Agreement provides that, upon Mr. Romandetti’s death, disability, termination for any reason other than “Cause” (as such term is defined in the Employment Agreement) or resignation for “Good Reason” (as such term is defined in the Employment Agreement), our Company will pay to Mr. Romandetti 12 months of his annual base salary at the time of separation in accordance with our Company’s usual payroll practices and in case of disability additionally the payment on a prorated basis of any bonus or other payments earned in connection with our Company’s then-existing bonus plan in place at the time of such termination. Finally, Mr. Romandetti is subject to standard non-compete and non-solicit covenants during the course of his employment and for a period of 12 months after the date that he is no longer employed by our Company.

Employment Agreement with Timothy K. Skeldon, CFO

Pursuant to an Employment Agreement between our Company and Mr. Timothy K. Skeldon, our CFO effective July 11, 2016, he receives an annual salary of $250,000 and an additional annual bonus of $25,000 per year for each completed year of employment. Further, he will be granted a total of 150,000 shares of our Company’s Common Stock with a three-year vesting schedule. Up to 50,000 shares per year are eligible to vest based on annual revenue and EBITDA benchmarks agreed upon by Mr. Skeldon and our Company. Shares will be issued on a percentage of actual amount achieved. He will also be eligible to participate in our Company’s health plan and other benefits on the same terms as other Company executives.

Compensation of Directors

The following table sets forth the compensation paid to our Board of Directors in fiscal 2016:

Name	Shares (#)	Shares ($)
Donald A. Bittar	60,000	$55,800
Christian C. Romandetti*	0	0
Total	60,000	$55,800

* Mr. Romandetti waived his 2016 director’s compensation of 60,000 shares of our Company’s Common Stock

Outstanding Equity Awards at 2016 Fiscal Year-End

We had no outstanding equity awards as of December 31, 2016.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of our Company or a change in such Named Executive Officer’s responsibilities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of our Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1) (2)	Percent of Class
Christian C. Romandetti (3)	6,806,559	25.39%
Timothy K. Skeldon (9)	150,000	0.56%
Donald A. Bittar (4)	616,666	2.30%
All Executive Officers and Directors as a Group (3 Individuals)	7,573,225	28.25%

CT Capital, Ltd. (5)	2,666,667	9.95%
MedTRX Provider Network, LLC (6)(7)	2,075,000	7.74%
Fuse Capital, LLC (8)	1,598,735	5.97%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 26,803,994 shares of Common Stock issued and outstanding as of March 30, 2017.

(3)	Of the reported securities, 5,750,000 shares are owned by Romandetti Family Trust, 746,557 shares are owned by Mr. Romandetti and 310,000 shares are owned by Mr. Romandetti’s wife. Mr. Romandetti disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. The address for Mr. Romandetti is c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

(4)	Includes 160,000 shares of Common Stock owned by Mr. Bittar’s wife. The address for Mr. Bittar is c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

(5)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, CT Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. CT Capital may convert all or any portion of the outstanding principal amount – up to $2,000,000 – or interest on the loan into our Common Stock at a price equal to $0.75 per share. In December 2016, CT Capital converted $1,400,000 of the outstanding principal amount to 1,866,667 shares of Common Stock. For purposes of percent ownership calculation, we have assumed that the remaining $600,000 eligible for conversion to equity was converted into our Common Stock at a price of $0.75 per share. The address of CT Capital, Ltd. is 6300 NE First Avenue, Suite 201, Fort Lauderdale, Florida 33334.

(6)	Comprised of 400,000 shares of restricted Common Stock issued in the legal settlement; and a cash warrant to purchase 1,875,000 shares of Common Stock that may be exercised on or prior to the close of business on December 23, 2018 at $3.60 per share. For purposes of percent ownership calculation, we have assumed that the warrant was exercised at an exercise price of $3.60 per share.

(7)	The address of MedTRX Provider Network, LLC is 1 Kalisa Way, Suite 201, Paramus, New Jersey 07652.

(8)	The address of Fuse Capital, LLC is 40 Hemlock Drive, Rosyln, New York 11576.

(9)	Includes 150,000 performance-based, restricted stock units granted on May 31, 2016, vesting over three years, based on the achievement of certain defined annual financial benchmarks. The address of Mr. Skeldon is c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which we are authorized to issue shares of our Common Stock, aggregated as follows:

●                     All compensation plans previously approved by security holders; and

●                     All compensation plans not previously approved by security holders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	380,500	$0.80	119,500
Equity compensation plans not approved by security holders	0	$0.00	0
Total	380,500	$0.80	119,500

On March 14, 2012, we adopted our 2011 Incentive Stock Plan (the “2011 Plan”), pursuant to which 500,000 shares of our Common Stock are reserved for issuance as awards to employees, directors, officers, consultants, and other service providers of our Company and its subsidiaries (an “Optionee”). The term of the 2011 Plan is ten years from January 6, 2012, its effective date.

Terms and Conditions of Options Pursuant to the 2011 Incentive Stock Plan

Options granted under the Plan shall be subject to the following conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Plan committee shall deem desirable:

●	Option Price. The purchase price of each share of Stock purchasable under an incentive option shall be determined by the Plan committee at the time of grant, but shall not be less than 100% of the Fair Market Value (as defined below) of such share of Stock on the date the option is granted; provided , however , that with respect to an Optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the United States Internal Revenue Code of 1986 (the “Code)) more than 10% of the total combined voting power of all classes of stock of our Company or of any subsidiary, the purchase price per share of Stock shall be at least 110% of the Fair Market Value per share of Stock on the date of grant. The purchase price of each share of Stock purchasable under a nonqualified option shall not be less than 100% of the Fair Market Value of such share of Stock on the date the option is granted. The exercise price for each option shall be subject to adjustment as provided in the Plan. “Fair Market Value” means the fair market value of our Company’s issued and outstanding Stock as determined in good faith by the Plan committee. In no event shall the purchase price of a share of Stock be less than the minimum price permitted under the rules and policies of any national securities exchange on which the shares of Stock are listed.

●	Option Term. The term of each option shall be fixed by the Plan committee, but no option shall be exercisable more than ten years after the date such option is granted and in the case of an Incentive Option granted to an Optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of stock of our Company or of any subsidiary, no such incentive option shall be exercisable more than five years after the date such incentive option is granted.

●	Exercisability. Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Plan committee at the time of grant; provided , however , that in the absence of any option vesting periods designated by the Plan committee at the time of grant, options shall vest and become exercisable as to one-tenth of the total number of shares subject to the option on each of the three month anniversary of the date of grant; and provided further that no options shall be exercisable until such time as any vesting limitation required by Section 16 of the Exchange Act, and related rules, shall be satisfied if such limitation shall be required for continued validity of the exemption provided under Rule 16b-3(d)(3).

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

For purposes of the Plan, unless otherwise defined in an employment or consulting agreement between our Company and the relevant Optionee, a Change in Control shall be deemed to have occurred if:

●	a tender offer (or series of related offers) shall be made and consummated for the ownership of 50% or more of the outstanding voting securities of our Company, unless as a result of such tender offer more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of our Company (as of the time immediately prior to the commencement of such offer), any employee benefit plan of our Company or its subsidiaries, and their affiliates;

●	our Company shall be merged or consolidated with another corporation, unless as a result of such merger or consolidation more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of our Company (as of the time immediately prior to such transaction), any employee benefit plan of our Company or its subsidiaries, and their affiliates;

●	we shall sell substantially all of our assets to another corporation that is not wholly owned by our Company, unless as a result of such sale more than 50% of such assets shall be owned in the aggregate by the stockholders of our Company (as of the time immediately prior to such transaction), any employee benefit plan of our Company or its subsidiaries and their affiliates; or a Person (as defined below) shall acquire 50% or more of the outstanding voting securities of our Company (whether directly, indirectly, beneficially or of record), unless as a result of such acquisition more than 50% of the outstanding voting securities of the surviving or resulting corporation shall be owned in the aggregate by the stockholders of our Company (as of the time immediately prior to the first acquisition of such securities by such Person), any employee benefit plan of our Company or its subsidiaries, and their affiliates.

Notwithstanding the foregoing, if Change of Control is defined in an employment or consulting agreement between our Company and the relevant Optionee, then, with respect to such Optionee, Change of Control shall have the meaning ascribed to it in such employment agreement.

Ownership of voting securities shall take into account and shall include ownership as determined by applying the provisions of Rule 13d-3(d)(I)(i) (as in effect on the date hereof) under the Exchange Act. In addition, for such purposes, “Person” shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14 (d) thereof; provided , however , that a Person shall not include (A) our Company or any of its subsidiaries; (B) a trustee or other fiduciary holding securities under an employee benefit plan of our Company or any of its subsidiaries; (C) an underwriter temporarily holding securities pursuant to an offering of such securities; or (D) a corporation owned, directly or indirectly, by the stockholders of our Company in substantially the same proportion as their ownership of stock of the Company.

Description of Securities

First Choice Healthcare Solutions has 100,000,000 Common Stock, par value $0.001 per share, authorized for issuance and 1,000,000 Preferred Stock, par value $0.10 per share, authorized for issuance. As of March 30, 2017, there were 26,803,994 shares of Common Stock issued and outstanding. There were no shares of Preferred Stock that are issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Guggenheim Life and Annuity Company

On August 12, 2011, Marina Towers, LLC, a Florida limited liability company (“Marina Towers”) an indirect and wholly owned subsidiary of Medical Billing Assistance, Inc., a Colorado company (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Guggenheim Life and Annuity Company, a Delaware life insurance company (“Guggenheim”). The closing and funding of the Loan occurred on August 15, 2011 (the “Closing Date”). Under the Loan Agreement, Guggenheim has committed to make a loan in the aggregate amount of $7,550,000.00 to Marina Towers with an interest rate of 6.10% per annum (the “Loan”). The maturity date of the Loan is September 16, 2016 (the “Maturity Date”). The Loan is evidenced by that certain Consolidated, Amended and Restated Promissory Note, dated August 12, 2011 (the “Note”) and is secured primarily by: (i) that certain first priority Consolidated, Amended and Restated Mortgage and Security Agreement, dated August 12, 2011, encumbering the real and personal property (the “Property”) of Marina Towers (the “Mortgage”); and (ii) that certain first priority Assignment of Leases and Rents, dated August 12, 2011, from Marina Towers, as assignor, to Guggenheim as assignee, pursuant to which Marina Towers assigned to Guggenheim all of Marina Towers’ right, title and interest in and to certain leases and rents as security for the Loan.

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

The Loan Agreement is guaranteed by Christian C. Romandetti, our Company’s Chief Executive Officer, pursuant to that certain Guaranty Agreement, dated August 12, 2011, made by Mr. Romandetti for the benefit of Guggenheim (the “Guaranty”). Pursuant to the non-recourse Guaranty, Mr. Romandetti agreed to a limited personal guarantee to Guggenheim of the payments and performance of the obligations of and liabilities of Marina Towers pursuant to the Loan Agreement.

On March 31, 2016, we completed the sale and leaseback of Marina Towers. Global Medical REIT Inc. purchased the building and land for $15.45 million. In addition, the entire facility, which houses our corporate headquarters and Medical Center of Excellence, First Choice Medical Group, was leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that will expire in 2026; and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In association with the sale of Marina Towers, the loan was fully repaid.

Director Independence

Currently, none of our directors qualify as independent directors under the NASDAQ listing standards and Rule 10A-3 and Rule 10C-1 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent auditor, RBSM LLP, billed an aggregate of $128,201 for the year ended December 31, 2016 and the quarterly reviews for the year ended December 31, 2016. RBSM LLP billed $81,001 for the December 31, 2015 audit, quarterly reviews for the year ended December 31, 2015. In addition, $10,000 and $7,000 was billed for tax services in 2016 and 2015, respectively. In 2015, RBSM LLP also bills other fees of $144,656 relating to the audits of The B.A.C.K. Center and Crane Creek Surgery Center. Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed for professional services associated with the auditing of The B.A.C.K. Center and Crane Creek Surgery Center.

	2016	2015
Audit Fees	$111,500	$81,001
Audit-Related Fees	0	—
Tax Fees	10,000	7,000
All Other Fees	61,200	144,656
Total	$182,700	$232,657

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.1(b)	Certificate of Merger between First Choice Healthcare Solutions, Inc., a Delaware and surviving corporation and Medical Billing Assistance, Inc., a Colorado corporation. (incorporated by reference to Exhibit 3.1(B) to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Annex E to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.1	Share Exchange Agreement dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.5	Loan Agreement dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Agreement and Plan of Merger made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.8	Membership Interest Purchase Closing Agreement between Seller, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.9	Management Services Agreement between FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.10	Loan Agreement dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.11	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

Exhibit No.	Description

10.12	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13(a)	Guaranty dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13(b)	Guaranty dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.14	Securities Purchase Agreement made as of December 14, 2012, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $203,500 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.15	Securities Purchase Agreement made as of February 19, 2013, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $103,500 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.16	Securities Purchase Agreement made as of August 14, 2013, for the sale of an 8% convertible note in the principal amount of $153,500, with note as an exhibit thereto(incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.17	Agreement, dated as of May 1, 2013, between MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18	Loan and Security Agreement dated as of June 13, 2013, by and between CT Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18(a)	Agreement to Modify Loan Interest Rate and Consent to FCHS Secured Debt Issuance, dated June 13, 2013, by and between CT Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.19	Form of Membership Interest Purchase Agreement dated August 28, 2013, by and between the Company and the sellers of the membership interests in MedTech Diagnostics LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.20	License Agreement dated August 28, 2013, by and between Donald Bittar and First Choice Healthcare Solutions, Inc.(incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.21	Amendment to Loan Agreement dated as of August 28, 2013, by and among MTI Capital LLC and First Choice Healthcare Solutions, Inc.(incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

Exhibit No.	Description

10.22	Form of Securities Purchase Agreement dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.23	Form of Common Stock Purchase Warrant dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.24	Form of Debenture dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.25	Form of Security Agreement dated as of November 8, 2013, between Hillair Capital Investments, L.P., the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.25(a)	Form of Subsidiary Guarantee dated as of November 8, 2013, to the Securities Purchase Agreement, dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.26	Loan Agreement dated May 17, 2012 between HS Real Company, LLC and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.26(a)	Promissory Note dated May 17, 2012, to HS Real Company, LLC (incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.26(b)	Amendment to Loan Agreement dated August 5, 2012, with HS Real Company LLC, and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.27	Employment Agreement dated March 20, 2014, between the Company and Christian Charles Romandetti (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.28	Operating and Control Agreement as of May 5, 2015, between the Company and Brevard Orthopaedic Spine & Pain Clinic, Inc.

10.29	Form of Common Stock Option Purchase dated as of May 5, 2015, issued to the principals of Brevard Orthopaedic Spine & Paine Clinic, Inc.

10.30	Modification Agreement, dated June 9, 2015, between the Company and CT Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2015).

10.31	Modification Agreement, dated December 14, 2015, between the Company and CT Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 18, 2015).

10.32	Membership Purchase Agreement effective October 1, 2015, by and between Crane Creek Surgical Partners, LLC, CCSC Holdings, Inc., a wholly owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC (incorporated by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 14, 2016).

10.33	Second Amended and Restated Operating Agreement effective October 1, 2015, between CCSC Holdings, Inc., a wholly owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC. (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 14, 2016).

Exhibit No.	Description

10.34	Asset Purchase Agreement between Marina Towers, LLC and Global Medical Reit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 7, 2016).

10.35	Lease Agreement dated March 31, 2016, between GMR Melbourne, LLC and Marina Towers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 4, 2016).

10.36	Employment Agreement, dated May 27, 2016, between the Company and Timothy K. Skeldon (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 6, 2016)

10.37	Warrant Purchase Agreement between First Choice Healthcare Solutions, Inc. and Hillair Capital Investments, LP. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Sec on November 15. 2016).

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries+

31.1	Certification of CEO pursuant to Sec. 302+
31.2	Certification of CFO pursuant to Sec. 302+
32.1	Certification of CEO pursuant to Sec. 906+
32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT+
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+
+filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: March 31, 2017	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
President and Chief Executive Officer

Dated: March 31, 2017	By:	/s/ Timothy K. Skeldon
Timothy K. Skeldon
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Choice Healthcare Solutions, Inc.

We have audited the accompanying consolidated balance sheets of First Choice Healthcare Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Choice Healthcare Solutions, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, New York

March 31, 2017

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets
Cash (amounts related to VIE of $708,858 and $1,556,303)	$4,593,638	$1,594,998
Cash-restricted	—	359,414
Accounts receivable, net (amounts related to VIE of $6,010,961 and $4,544,308)	9,536,830	6,623,894
Employee loans (amounts related to VIE of $491,850 and $636,293)	820,341	672,293
Prepaid and other current assets (amounts related to VIE of $329,427 and $183,465)	422,512	316,773
Capitalized financing costs, current portion (amounts related to VIE of $-0- and $1,317)	—	39,533
Total current assets	15,373,321	9,606,905

Property, plant and equipment, net of accumulated depreciation of $1,165,219 and $3,075,648 (amounts related to VIE of $693,629 and $773,808)	2,544,816	8,613,502

Other assets (amounts related to VIE of $921,470 and $916,379)	4,227,957	4,403,581

Total assets	$22,146,094	$22,623,988

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $1,366,143 and $2,319,056)	$2,083,231	$3,937,244
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
Stock based payable	—	1,198,900
Advances	—	43,082
AMT tax payable	181,029	—
Settlement payable	—	600,000
Line of credit, short term (amount related to VIE of $439,524 and $416,888)	1,539,524	2,566,888
Note payable, related party, current portion (amount related to VIE of $-0- and $428,645)	—	428,645
Notes payable, current portion (amount related to VIE of $-0- and $10,341)	519,452	7,652,941
Unearned revenue	26,936	42,704
Deferred rent, short term portion (amount related to VIE of $237,923)	237,923	118,810
Total current liabilities	4,839,683	16,840,802

Commitments and contingencies	—	—

Long term debt:
Deposits held	41,930	67,432
Notes payable, long term portion	14,531	535,822
Deferred rent, long term portion (amount related to VIE of $2,214,909 and $2,141,199)	2,293,594	2,141,199
Total long term debt	2,350,055	2,744,453

Total liabilities	7,189,738	19,585,255

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,631,327 and 22,867,626 shares issued and outstanding as of December 31, 2016 and 2015, respectively	24,631	22,868
Common stock subscription	—	175,000
Additional paid in capital	24,020,610	21,196,792
Accumulated deficit	(10,100,534)	(19,274,917)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	13,944,707	2,119,743
Non-controlling interest (note 16)	1,011,649	918,990
Total equity	14,956,356	3,038,733

Total liabilities and equity	$22,146,094	$22,623,988

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Revenues:
Patient Service Revenue	$27,978,106	$18,425,506
Provision for bad debts	(924,916)	(654,809)
Net patient service revenue less provision for bad debts	27,053,190	17,770,697
Rental Revenue	2,410,892	1,746,967
Total Revenue	29,464,082	19,517,664

Operating expenses:
Salaries and benefits	12,570,398	9,337,740
Other operating expenses	5,912,655	2,099,568
General and administrative	10,019,667	7,144,538
Litigation settlement	—	2,017,208
Depreciation and amortization	821,709	852,985
Total operating expenses	29,324,429	21,452,039

Net income (loss) from operations	139,653	(1,934,375)

Other income (expense):
Gain on sale of property and improvements	9,207,846	—
Miscellaneous income (expense)	278,358	27,023
Gain on purchase of previously issued warrants	—	—
Amortization financing costs	(15,654)	(75,833)
Interest expense, net	(343,161)	(1,220,980)
Total other income (expense)	9,127,389	(1,269,790)

Net income (loss) before provision for income taxes	9,267,042	(3,204,165)

Income taxes (benefit)	—	—

Net income (loss)	9,267,042	(3,204,165)

Non-controlling interest (note 15)	(92,659)	(217,676)

NET INCOME (LOSS) ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$9,174,383	$(3,421,841)

Net income (loss) per common share, basic	$0.38	$(0.17)

Net income (loss) per common share, diluted	$0.36	$(0.17)

Weighted average number of common shares outstanding, basic	23,843,239	20,117,582

Weighted average number of common shares outstanding, diluted	25,309,905	20,117,582

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

TWO YEARS ENDED DECEMBER 31, 2016

	Common stock		Additional Paid in	Common Stock	Accumulated	Non-controlling
	Shares	Amount	Capital	Subscriptions	Deficit	Interest	Total
Balance, December 31, 2014	17,951,055	$17,951	$12,671,942	$—	$(15,853,076)	$—	$(3,163,183)
Common stock issued for services rendered	1,559,178	1,559	1,682,217	—	—	—	1,683,776
Common stock issued in settlement of notes payable and accrued interest	2,236,907	2,237	2,234,670	—	—	—	2,236,907
Common stock issued in settlement of advances and accrued interest	485,486	486	654,921	—	—	—	655,407
Common stock issued in connection with loan extension	200,000	200	226,800	—	—	—	227,000
Common stock issued in settlement of litigation	435,000	435	499,815	—	—	—	500,250
Equity contribution by non-controlling interest of variable interest entity	—	—	—	—	—	840,000	840,000
Proceeds from common stock subscription	—	—	—	175,000	—	—	175,000
Non-controlling interest of variable interest entry	—	—	—	—	—	(138,686)	(138,686)
Fair value of options issued to acquire management control of variable interest entity	—	—	3,226,427	—	—	—	3,226,427
Net loss	—	—	—	—	(3,421,841)	217,676	(3,204,165)
Balance, December 31, 2015	22,867,626	$22,868	$21,196,792	$175,000	$(19,274,917)	$918,990	$3,038,733

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

TWO YEARS ENDED DECEMBER 31, 2016

	Common stock		Additional Paid in	Common Stock	Accumulated	Non-controlling
	Shares	Amount	Capital	Subscriptions	Deficit	Interest	Total
Balance, December 31, 2015	22,867,626	$22,868	$21,196,792	$175,000	$(19,274,917)	$918,990	$3,038,733
Common stock issued in connection with loan extension	100,000	100	91,900	—	—	—	92,000
Common stock issued in settlement of common stock subscription	129,630	130	174,870	(175,000)	—	—	—
Common stock issued for services rendered	1,474,071	1,473	1,288,012	—	—	—	1,289,485
Common stock issued in exchange for previous issued warrants	60,000	60	(60)	—	—	—	—
Common stock issuable in settlement of convertible debt	—	—	1,400,000	—	—	—	1,400,000
Cash paid to purchase previously issued warrants	—	—	(600,000)	—	—	—	(600,000)
Stock-based compensation	—	—	469,096	—	—	—	469,096
Net income	—	—	—	—	9,174,383	92,659	9,267,042
Balance, December 31, 2016	24,631,327	$24,631	$24,020,610	$—	$(10,100,534)	$1,011,649	$14,956,356

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$9,267,042	$(3,204,165)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	821,709	852,985
Amortization of financing costs	15,654	75,833
Bad debt expense	924,916	654,809
Gain (loss) on sale of property	(9,212,346)	1,908
Common stock issued in connection with loan extension	—	227,000
Common stock issued in settlement of litigation	—	500,250
Note payable issued in settlement of litigation	—	50,749
Stock-based compensation	1,184,681	2,344,927
Changes in operating assets and liabilities:
Accounts receivable	(3,837,852)	(2,587,420)
Prepaid expenses and other	(105,739)	149,101
Restricted funds	359,414	(41,155)
Employee loans	(148,048)	(198,661)
Accounts payable and accrued expenses	(2,498,028)	922,295
Settlement payable	(600,000)	600,000
Deposits	(25,502)	(5,469)
Deferred rent	271,508	137,002
Unearned income	(15,768)	3,941
Net cash (used in) provided by operating activities	(3,506,359)	483,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from variable interest entity	—	843,996
Proceeds from sale of property	15,113,497	11,241
Payment of acquisition deposit	—	(560,000)
Purchase of equipment	(254,627)	(206,325)
Net cash provided by investing activities	14,858,870	88,912

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from advances	(43,082)	474,488
Proceeds from notes payable, related party	—	420,000
Proceeds from common stock subscription	—	175,000
Payments on lines of credit	372,636	447,562
Payment to acquire previously issued warrants	(600,000)	—
Net payments on notes payable	(8,083,425)	(773,981)
Net cash (used in) provided by financing activities	(8,353,871)	743,069

Net increase in cash and cash equivalents	2,998,640	1,315,911
Cash and cash equivalents, beginning of period	1,594,998	279,087

Cash and cash equivalents, end of period	$4,593,638	$1,594,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$339,722	$925,045
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$1,290,900	$15,000
Common stock issuable in settlement of convertible line of credit	$1,400,000	$—
Common stock issued to acquire previously issued warrant	$80,400	$—
Common stock issued for future services	$—	$1,153,777
Common stock issued in settlement of related party advances	$—	$655,407
Common stock issued in settlement of convertible note and interest	$—	$2,236,907
Fair value of options issued to acquire management control of variable interest entity	$—	$3,226,427
Assets acquired from consolidation of variable interest entities	$—	$5,294,412
Liability incurred from consolidation of variable interest entities	$—	$5,294,680

See the accompanying notes to these consolidated financial statements

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

As a result of the Reincorporation, the Company changed its name to First Choice Healthcare Solutions, Inc. and its shares under went an effective four-for-one reverse split. Other than the foregoing, the Reincorporation did not result in any change in the business, management, fiscal year, accounting, and location of the principal executive offices, assets or liabilities of the Company.

On April 2, 2012, the Company completed its acquisition of First Choice Medical Group of Brevard, LLC (“First Choice – Brevard”), pursuant to the Membership Interest Purchase Closing Agreement (the “Purchase Agreement”). The Company has been managing the practice of First Choice – Brevard since November 1, 2011, pursuant to a Management Services Agreement.

Brevard Orthopedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, our Company, through our wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice - Brevard. The initial term of the Agreement expired on December 31, 2016, with an option to extend the term until December 31, 2023. With the expectation that employment contracts with First Choice - Brevard will be signed later this year, we exercised our option to extend the term until December 31, 2017.

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

Non-controlling interests relate to the third-party ownership in a consolidated entity in which the Company has a controlling interest. For financial reporting purposes, the entity’s assets, liabilities, and operations are consolidated with those of the Company, and the non-controlling interest in the entity is included in the Company’s consolidated financial statements within the equity section of the consolidated Balance Sheets.

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries: Marina Towers, LLC, FCID Medical Inc., TBC Holdings of Melbourne, Inc., First Choice – Brevard, Surgical Partners of Melbourne, Inc. and CCSC Holdings, Inc., along with two VIE, The B.A.C.K. Center and Crane Creek. All significant intercompany balances and transactions, including those involving the VIE, have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and useful lives of long-lived assets, provision against bad debt, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates.

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

Rental revenue

FCID Holdings had one real estate holding, Marina Towers, a Class A 78,000 square foot, six-story building located on the Indian River in Melbourne, Florida. The address is 709 South Harbor City Boulevard, Melbourne, Florida 32901. In addition to housing our corporate headquarters and First Choice Medical Group, the building, which averages 95% annual occupancy, also leases 38,334 square feet of commercial office space to non-affiliated tenants. Our corporate headquarters and FCID Holdings offices currently utilize 4,274 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 21,902 square feet on the ground, first and second floors. Until March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of the Company. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved and Marina Towers, LLC became wholly owned by First Choice Healthcare Solutions, Inc.

On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, Marina Towers, LLC leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period.

Until Marina Towers’ sale on March 31, 2016, the Company recognized rental revenue associated with the period the facility is leased at the contractual lease rates (or on the basis of discounted rates, if negotiated).

In addition, TBC subleases approximately 29,629 square feet of commercial office space to affiliated and non-affiliated tenants, including 18,828 square feet to Crane Creek Surgery Center (“CCSC”), located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location.

Cash

Cash consists of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2016, the Company had $4,593,638 cash, of which $708,858 was held by VIE. As of December 31, 2015, the Company had $1,594,998 cash, of which $1,556,303 was held by VIE.

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

As of December 31, 2016 and December 31, 2015, the Company’s provision for bad debts was $3,680,837 and $2,498,398, respectively.

Segment information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments (see Note 18 – Segment Reporting).

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter. These patent costs were acquired on September 7, 2013 by the issuance of 636,666 shares of the Company’s common stock to a related party. The shares of common stock were valued at $286,500, which was estimated to be approximately the fair value of the patent acquired and did not materially differ from the fair value of the common stock. The amortization for the year ended December 31, 2016 and 2015 was $19,100 and $19,100, respectively. Accumulated amortizations of Patent costs were $57,300 and $38,200 at December 31, 2016 and 2015, respectively.

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization for the year ended December 31, 2016 and 2015 was $20,000 and $20,000, respectively. Accumulated amortization of patient list costs was $95,000 and $75,000 at December 31, 2016 and 2015, respectively.

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

At December 31, 2016, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at December 31, 2016. The test indicated that the recorded remaining book value of its goodwill in connection with the consolidation of Crane Creek did not exceed its fair value for the year ended December 31, 2016. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Net income (loss) per share

The Company computes basic net income per share by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted income per share for the year ended December 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	2016	2015
Convertible notes and line of credit	800,000	2,566,888
Warrants to purchase common stock	1,875,000	4,324,630
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	660,000	—
Totals	6,335,000	9,891,518

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

Deferred costs

On May 1, 2015, in connection with the Operation and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), the Company reserved 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting is contingent on The B.A.C.K. Center employees executing employment agreements with First Choice-Brevard. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67-year life. The amortization for the year ended December 31, 2016 and 2015 was $322,644 and $215,096, respectively. Accumulated amortization of the deferred costs was $537,740 and $215,096 at September 30, 2016 and December 31, 2015, respectively.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

As of December 31, 2016 and 2015, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2016 in connection with the planned development of its Healthcare Services Business. Management believes continued growth of earnings before interest, taxes, depreciation and amortization in 2017 will support improved liquidity.

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

On March 30, 2017, the Company’s Loan and Security Agreement with CT Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

The $500,000 increase may be repaid at any time, and is not subject to the conversion provision set forth in the loan agreement. All other terms and conditions of the loan agreement remain in full force and effect. As of December 31, 2016, the Company had used $1,100,000 of the amount available under the line of credit. (See Note 8 – Lines of Credit).

Up until its sale and leaseback on March 31, 2016, Marina Towers, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida, was owned by our wholly owned subsidiaries, FCID Holdings, Inc. (“FCID Holdings”), which held 99% ownership, and MTMC of Melbourne, Inc., which held 1% ownership. On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and be renewable for two five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved and Marina Towers, LLC became wholly owned by First Choice Healthcare Solutions, Inc.Averaging 95% annual occupancy, Marina Towers subleases 38,334 square feet of commercial office space to non-affiliated tenants.

In addition, TBC subleases 29,629 square feet of commercial office space to affiliated and non-affiliated tenants, including 18,828 square feet to Crane Creek Surgery Center (“CCSC”), located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location.

The Company believes that the current positive cash balance, along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date that is one year and one day from the filing of this report.

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

NOTE 4 — CASH – RESTRICTED

Cash-restricted was comprised of funds deposited to and held by the mortgage lender for payments of property taxes, insurance, replacements and major repairs of the Company’s commercial building. The majority of the restricted funds are reserved for tenant improvements. As of December 31, 2015, the Company had $359,414 in restricted cash. In conjunction with the sale of Marina Towers (See Note 5) in March 2016, any remaining restricted cash was returned to operating funds.

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015 are as follows:

	2016	2015
Land	$—	$1,000,000
Building	—	3,055,168
Building improvements	185,213	4,211,749
Computer equipment	370,561	340,065
Medical equipment	2,940,055	2,822,027
Office equipment	214,206	260,141
	3,710,035	11,689,150
Less: accumulated depreciation	(1,165,219)	(3,075,648)
	$2,544,816	$8,613,502

During the year ended December 31, 2016 and 2015, depreciation expense charged to operations was $459,965 and $598,789, respectively.

During the year ended December 31, 2016, the Company sold equipment for proceeds of $45,000, recognizing a gain on sale of equipment of $18,879.

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

The lease is classified as an operating lease and as such recorded a gain on sale of property of $9,188,968 during the year ended December 31, 2016.

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2017	$1,104,675
Year ended December 31, 2018	1,121,245
Year ended December 31, 2019	1,143,670
Year ended December 31, 2020	1,166,543
Year ended December 31, 2021 and thereafter	6,515,730
$11,051,863

For the year ended December 31, 2016, the Company collected $1,167,409 in net rental revenue from third-party tenants of Marina Towers.

NOTE 6 — OTHER ASSETS

Other assets are comprised of the following:

	2016	2015
Goodwill (amount relating to VIE of $899,465)	$899,465	$899,465
Deferred costs, net of amortization of $537,740 and $215,096	2,688,687	3,011,331
Patient list, net of accumulated amortization of $95,000 and $75,000	205,000	225,000
Patents, net of accumulated amortization of $57,300 and $38,200	229,200	248,300
Investments (amounts related to VIE of $22,005 and $16,914)	22,005	16,914
Deferred tax asset	181,029	—
Deposits	2,571	2,571
Total other assets	$4,227,957	$4,403,581

NOTE 7 — ADVANCES

At December 31, 2016 and 2015, the Company received an aggregate of $-0- and $43,082, respectively, as cash advances from non-related parties. The advances are due upon demand with an interest rate of 12% per annum. All advances were repaid in April 2016.

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

As of December 31, 2016 and 2015, the outstanding balance was $1,100,000 and $2,150,000, respectively. At December 31, 2016, the Company was obligated, but had not issued, 1,866,677 shares of its common stock in exchange for $1,400,000 in convertible debt.

On March 30, 2017, the Company’s Loan and Security Agreement with CT Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender. (See Note 22 – Subsequent Events)

Line of credit, Florida Business Bank

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of December 31, 2016, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of December 31, 2016 and 2015, the outstanding balance on the Loan was $439,524 and $416,888, respectively.

NOTE 9 — SETTLEMENT PAYABLE

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

In connection with the settlement, on November 6, 2015, the Company issued 400,000 shares of its Common Stock, valued at $1.15 per share, and two non-interest bearing promissory notes in aggregate of $650,000, due the earlier of a) April 2, 2016, b) the date real estate (as identified) is sold, financed or transferred or c) date the stock payment (as described above) is redeemed. As of December 31, 2015, the balance due on outstanding settlement promissory notes was $600,000. However, the Company paid the notes in full on April 1, 2016.

The Company charged an aggregate of $2,017,208 as litigation settlement expenses for the year ended December 31, 2015 inclusive of legal fees incurred.

Colin Halpern, a former member of our Board of Directors, is the Managing Member of MedTRX Provider Network, LLC, which is an affiliate of MedTRX. He received 35,000 shares of Common Stock as part of the settlement.

NOTE 10 — NOTE PAYABLE, RELATED PARTY

Effective October 1, 2015, the Company acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. The outstanding principal and interest at December 31, 2016 and 2015 was $-0- and $428,645, respectively. This note was paid in full on April 15, 2016.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

Hillair Capital Investments

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

C.T. Capital, Ltd.

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

On March 30, 2017, the Company’s Loan and Security Agreement with CT Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender. (See Note 22 – Subsequent Events)

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

As of December 31, 2016 and 2015, the outstanding balance was $1,100,000 and $2,150,000, respectively. At December 31, 2016, the Company was obligated, but had not issued, 1,866,677 shares of its common stock in exchange for $1,400,000 in convertible debt.

NOTE 12— NOTES PAYABLE

Notes payable as of December 31, 2016 and 2015 are comprised of the following:

	2016	2015
Mortgage Payable	$—	$7,153,262
Note Payable, GE Capital (MRI)	438,736	844,098
Note Payable, GE Capital (X-ray)	48,362	97,232
Note Payable, GE Arm	41,043	67,455
Capital Lease Equipment	5,842	26,716
	533,983	8,188,763
Less current portion	(519,452)	(7,652,941)
	$14,531	$535,822

Mortgage payable

On August 12, 2011, the Company refinanced its existing mortgage note payable providing additional working capital funds. The aggregate amount of the note of $7,550,000 with 6.10% interest per annum with monthly payments of $45,753 beginning in October 2011 based on a 30-year amortization schedule with all remaining principal and interest due in full on September 16, 2016. The note is secured by land and the building along with first priority assignment of leases and rents. In connection with the sale/leaseback transaction (See Note 5), the Company paid off the outstanding balance on March 31, 2016.

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

On October 25, 2011, The B.A.C.K. Center entered into a lease agreement to acquire equipment with 60 monthly payments of $1,036 payable through October 26, 2016, with no stated interest rate. The B.A.C.K. Center may elect to acquire the leased equipment at a nominal amount at the end of the lease. The lease was paid in full in 2016.

Aggregate principal maturities of long-term debt as of December 31, 2016:

Amount
Year ended December 31, 2017	$519,452
Year ended December 31, 2018	14,531
Total	$533,983

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception. No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. As of December 31, 2016 and 2015, all advances had been repaid.

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

NOTE 14 — CAPITAL STOCK

Preferred stock

The Company is authorized to issue 1,000,000 shares $0.01 par value preferred stock. As of December 31, 2016 and 2015, none was issued and outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. As of December 31, 2016 and 2015, and 24,631,327 and 22,867,626 shares were issued and outstanding, respectively.

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

During the year ended December 31, 2015, the Company sold 129,630 shares of common stock to an investor for an aggregate purchase price of $175,000. The investor also received a five-year warrant to purchase 129,630 shares of the Company’s common stock at an exercise price of $1.35 per share. The shares were subsequently issued in 2016.

During the year ended December 31, 2016, the Company issued an aggregate of 100,000 shares of its common stock in connection with an increase in credit line, valued at $92,000, which was expensed in 2015. (See Note 8 – Lines of Credit)

During the year ended December 31, 2016, the Company issued an aggregate of 1,474,071 shares of its common stock to officers, employees and service providers at an aggregate fair value of $1,289,485, of which $1,198,900 was expensed in 2015.

During the year ended December 31, 2016, the Company issued 60,000 shares of its common stock to re-acquire warrants previously issued in connection with the sale of common stock. (See Note 15 – Stock Options, Warrants and Restricted Stock Units).

At December 31, 2016, the Company was obligated, but had not issued, 1,866,667 shares of its common stock in exchange for $1,400,000 in convertible debt.

Stock-based payable

At December 31, 2015, the Company was obligated to issue an aggregate of 1,217,071 shares of its common stock to officers and consultants for past and future services. The estimated liability as of December 31, 2015 of $1,198,900 ($0.85 per share) was determined based on services rendered in 2015 and were subsequently issued in 2016. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

NOTE 15 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The following table presents information related to stock options at December 31, 2016:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	7.00	—

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014:	—	$—
Granted	3,000,000	1.35
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015:	3,000,000	1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2016	3,000,000	$1.35

On May 1, 2015, in connection with the Operating and Control Agreement with Brevard Orthopaedic Spine & Pain Clinic, Inc. (The B.A.C.K. Center), the Company issued 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting contingent on the variable interest entity (VIE), The B.A.C.K. Center, being acquired by the Company and The B.A.C.K. Center employees executing employment contracts with First Choice - Brevard. The determined fair value of $3,226,427, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 134.09% and Risk free rate: 2.12%, is amortized ratably to operations over an estimated 8.67-year life; and is recorded as deferred costs and amortized over the contract term of the Operating and Control Agreement of the VIE.

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the underlying shares of the Company’s common stock as of December 31, 2016:

Warrants Outstanding				Warrants Exercisable
Price	Outstanding	Expiration Date	Weighted Price	Exercisable	Weighted Price
$3.60	1,875,000	December 31, 2018	$3.60	1,875,000	$3.60

Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014:	4,195,000	$2.36
Issued	129,630	1.35
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015:	4,324,630	2.32
Issued	—	—
Exercised	—	—
Canceled	(2,449,630)	1.35
Outstanding at December 31, 2016	1,875,000	$3.60

On November 2, 2015, the Company issued 129,630 warrants to purchase the Company’s common stock at $1.35 per share for five years in connection with the sale of the Company’s common stock.

On November 15, 2016, the Company re-acquired 2,320,000 warrants to acquire the Company’s common stock at an exercise price of $1.35 for a cash payment of $600,000. The determined fair value of the warrant at exchange date of $841,134, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 72.0% and Risk free rate: 0.61%, and remaining life of 1.98 years.

On December 27, 2016, the Company re-acquired 129,630 warrants to acquire the Company’s common stock at an exercise price of $1.35 in exchange for 60,000 shares of the Company’s common stock. The determined fair value of the warrant at exchange date of $89,949, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 70.6% and Risk free rate: 0.89%, and remaining life of 3.85 years.

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the 12 months ended December 31, 2016:

Restricted share units as of December 31, 2014	—
Granted	—
Forfeited	—
Restricted shares units issued as of December 31, 2015	—
Granted	660,000
Forfeited	—
Total Restricted Shares Issued at December 31, 2016	660,000
Vested at December 31, 2016	—
Unvested restricted shares as of December 31, 2016	660,000

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

In 2016, the Company granted an aggregate of 510,000 restricted stock units vesting three years from the date of issuance. The estimated fair value of the granted restricted stock units of $527,700 will be recognized over the vesting period(s).

The fair value of all restricted stock units vesting during the year ended December 31, 2016 and 2015 of $131,546 and $-0-, respectively, was charged to current period operations.

As of December 31, 2016, stock-based compensation related to restricted stock awards of $552,154 remains unamortized and is expected to be amortized over the weighted average remaining period of 2.38 years.

NOTE 16 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, our Company, through our wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice - Brevard. The initial term of the Agreement expired on December 31, 2016, with an option to extend the term until December 31, 2023. With the expectation that employment contracts with First Choice - Brevard will be signed later this year, we exercised our option to extend the term until December 31, 2017.

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of December 31, 2016 and 2015:

	2016	2015
Current assets:
Cash	$355,491	$996,986
Accounts receivable	4,830,054	3,727,419
Other current assets	691,847	819,757
Total current assets	5,877,392	5,544,162
Property and equipment, net	70,444	60,978
Other assets	22,005	18,231
Total assets	$5,969,841	$5,623,371

	2016	2015
Current liabilities:
Accounts payable and accrued liabilities	$904,684	$1,877,690
Due to First Choice Healthcare Solutions, Inc.	2,867,539	1,729,882
Other current liabilities	677,466	427,229
Total current liabilities	4,449,689	4,034,801
Long term debt	1,658,858	1,727,256
Total liabilities	6,108,527	5,762,057
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$5,969,861	$5,623,371

Total revenues from The B.A.C.K. Center were $14,022,604 for the year ended December 31, 2016. Related expenses consisted primarily of salaries and benefits of $6,588,842, general and administrative expenses of $6,523,334, depreciation of $24,451, interest and financing costs of $14,714; and other income of $268,543 for the year ended December 31, 2016. (See Note 18 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $9,789,366 from May 1, 2015 through December 31, 2015. Related expenses consisted primarily of salaries and benefits of $4,084,312, general and administrative expenses of $3,928,244, depreciation of $18,404 and interest and financing costs of $28,524. (See Note 18 – Segment Reporting)

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its then newly formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bore 8% interest per annum, matures April 15, 2016 and was personally guaranteed by the Company’s Chief Executive Officer. The promissory note was paid in full on April 15, 2016.

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

The tables below summarize the assets and liabilities associated with the Crane Creek as of December 31, 2016 and 2015:

	2016	2015
Current assets:
Cash	$353,367	$559,318
Accounts receivable	1,180,907	816,889
Other current assets	129,430	—
Total current assets	1,663,704	1,376,207
Property and equipment, net	623,185	712,830
Goodwill	899,465	899,465
Total assets	$3,186,354	$2,988,502

	2016	2015
Current liabilities:
Accounts payable and accrued liabilities	$461,489	$441,368
Other current liabilities	251,588	251,588
Total current liabilities	713,077	692,956
Deferred rent	556,051	532,752
Total liabilities	1,269,128	1,225,708

Equity-First Choice Healthcare Solutions, Inc.	768,891	705,118
Non-controlling interest	1,150,335	1,057,676
Total liabilities and deficit	$3,188,354	$2,988,502

Total revenues from Crane Creek were $5,076,724 for the year ended December 31, 2016. Related expenses consisted primarily of salaries and benefits of $1,219,749, practice supplies and operating expenses of $3,123,964, general and administrative expenses of $491,678, depreciation of $112,595, gain on sale of equipment of $18,878 and miscellaneous income of $6,815 for the year ended December 31, 2016. (See Note 18 – Segment Reporting)

Total revenues from the Crane Creek were $1,124,797 from October 1, 2015 through December 31, 2015. Related expenses consisted primarily of salaries and benefits of $311,450, practice supplies and operating of $287,349, general and administrative expenses of $111,009, depreciation of $55,749 and miscellaneous income of $3,554. (See Note 18 – Segment Reporting)

NOTE 17 — NON-CONTROLLING INTEREST

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with our Company. The initial term of the Agreement expired on December 31, 2016, with an option to extend the term until December 31, 2023. With the expectation that employment contracts with our Company will be signed later this year, we exercised our option to extend the term until December 31, 2017.

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the year ended December 31, 2016:

Net income	$1,139,806
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net loss attributable to non-controlling interest for the period ended December 31, 2015:

Net income	$1,919,690
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest from May 1, 2015 to December 31, 2016:

Balance, May 1, 2015	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership
Net income attributable to the non-controlling interest
Balance, December 31, 2015	(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, December 31, 2016	$(138,686)

Effective October 1, 2015, the Company, through its wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”) in exchange for an investment of $560,000 comprised of $140,000 cash and a promissory note for $420,000 which bears 8% interest per annum, matures April 15, 2016 and is personally guaranteed by the Company’s Chief Executive Officer. This promissory note was paid in full on April 15, 2016. In connection with the investment, the Company is entitled to 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crank Creek.

A reconciliation of the non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the year ended December 31, 2016:

Net income	$154,431
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$92,659

Net income attributable to non-controlling interest for the period from October 1, 2015 to December 31, 2015:

Net income	$362,794
Average non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$217,676

The following table summarizes the changes in non-controlling interest from October 1, 2015 to December 31, 2016:

Balance, October 1, 2015	$840,000
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	217,676
Balance, December 31, 2015	1,057,676
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	92,659
Balance, December 31, 2016	$1,150,335

NOTE 18 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: FCID Medical, Inc., The B.A.C.K. Center and CCSC Holdings, Inc. (“CCSC”).

All reportable segments derive revenue for medical services provided to patients; and The B.A.C.K Center additionally derives revenue for subleasing space within its building and medical services provided to patients. With the aforementioned sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third-party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third-party tenants of Marina Towers under the “Corporate” segment for both the 2016 and 2015 comparable reporting periods; and will continue to do so hereafter.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the year ended December 31, 2016:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$9,357,077	$12,619,389	$5,076,724	$—	$—	$27,053,190
Rental revenue	—	1,403,215		1,739,646	(731,969)	2,410,892
Total revenue	9,357,077	14,022,604	5,076,724	1,739,646	(731,969)	29,464,082

Operating expenses:
Salaries & benefits	3,487,594	6,588,842	1,219,749	1,274,213	—	12,570,398
Other operating expenses	2,175,409	—	3,123,964	1,345,251	(731,969)	5,912,655
General and administrative	1,579,283	6,231,741	491,678	1,716,965	—	10,019,667
Depreciation and amortization	272,968	24,451	112,595	411,695	—	821,709
Total operating expenses	7,515,254	12,845,034	4,947,986	4,748,124	(731,969)	29,324,429

Net income (loss) from operations:	1,841,823	1,177,570	128,738	(3,008,478)	—	139,653

Interest income (expense)	(216,149)	(13,397)	(10,087)	(103,528)	—	(343,161)
Amortization of financing costs	—	(1,317)	—	(14,337)	—	(15,654)
Gain on sale of property	—	—	18,878	9,188,968	—	9,207,846
Other income (expense)	—	268,543	6,815	3,000	—	278,358

Net income before income taxes:	1,625,674	1,431,399	144,344	6,065,625	—	9,267,042

Income taxes	—			—	—	—

Net income	1,625,674	1,431,399	144,344	6,065,625	—	9,267,042

Non-controlling interest	—	—	(92,659)	—	—	(92,659)

Net income attributable to First Choice Healthcare Solutions	$1,625,674	$1,431,399	$51,685	$6,065,625	$—	$9,174,383

Summary Statement of Operations for the year ended December 31, 2015:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net patient service revenue	$7,537,761	$9,108,139	$1,124,797	$—	$—	$17,770,697
Rental revenue	—	681,227		1,558,083	(492,343)	1,746,967
Total revenue	7,537,761	9,789,366	1,124,797	1,558,083	(492,343)	19,517,664

Operating expenses:
Salaries & benefits	3,421,210	4,084,312	311,450	1,520,768	—	9,337,740
Other operating expenses	1,861,195	—	287,349	443,367	(492,343)	2,099,568
General and administrative	1,246,383	3,738,436	111,009	2,048,710	—	7,144,538
Litigation settlement	401,958	—	—	1,615,250	—	2,017,208
Depreciation and amortization	266,025	18,404	55,749	512,807	—	852,985
Total operating expenses	7,196,771	7,841,152	765,557	6,140,902	(492,343)	21,452,039

Net income (loss) from operations:	340,990	1,948,214	359,240	(4,582,819)	—	(1,934,375)

Interest income (expense)	(243,531)	(20,621)	(10,545)	(946,283)	—	(1,220,980)
Amortization of financing costs	(10,582)	(7,903)	—	(57,348)	—	(75,833)
Other income (expense)	—	—	3,554	23,469	—	27,023

Net income (loss) before income taxes:	86,877	1,919,690	352,249	(5,562,981)	—	(3,204,165)

Income taxes	—			—	—	—

Net income (loss)	86,877	1,919,690	352,249	(5,562,981)	—	(3,204,165)

Non-controlling interest	—	—	(217,676)	—	—	(217,676)

Net income (loss) attributable to First Choice Healthcare Solutions	$86,877	$1,919,690	$134,573	$(5,562,981)	$—	$(3,421,841)

Selected financial data:

	FCID	The B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Assets:
At December 31, 2016:	$6,033,019	$5,995,253	$3,186,354	$6,931,468	$—	$22,146,094
At December 31, 2015:	$4,391,192	$5,623,370	$3,013,011	$9,596,415	$—	$22,623,988

Assets acquired:
Year ended December 31, 2016	$126,314	$33,918	$44,572	$49,823	$—	$254,627
Year ended December 31, 2015	$23,837	$44,696	$78,447	$59,345	$—	$206,325

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

Mr. Romandetti, upon successfully achieving annual revenue milestones, is entitled to receive a bonus equal to 10% of his salary when $7.1 million in total annual revenue is reported in a fiscal year scaling up to a bonus equal to 800% of his salary if and when $100 million in total annual revenue is reported in a fiscal year. Mr. Romandetti signed a waiver and consent to the bonus earned for 2016. If the Company is unable to pay any portion of the bonus compensation when due because of insufficient liquidity or applicable restrictions under prevailing debt financing agreements, then, as an accommodation to the Company, Mr. Romandetti shall be able to convert bonus compensation into shares of the Company’s common stock at a 30% discount to the average closing price during the first calendar month after the end of the fiscal year. Mr. Romandetti will also be entitled to receive a strategic bonus of $100,000, payable in cash, on the sixth month anniversary of opening each new center of excellence.

Pursuant to the Company achieving specific financial performance benchmarks established by the Board of Directors, Mr. Romandetti will also be entitled to receive a cashless option to purchase up to one million shares of common stock per year. The exercise price of the options will be the fair market value of the average closing price of the stock during the first calendar month after the end of the fiscal year. Mr. Romandetti shall have up to five years from the date of the annual option grant to exercise the option. In addition to the above compensation consideration, Mr. Romandetti will be entitled to receive annual restricted stock compensation equal to 100% of the total base salary and bonus compensation. The fair market value of the restricted stock grant shall be determined using the average closing price of the common stock during the first calendar month after the end of the fiscal year. Mr. Romandetti signed a waiver and consent to the bonus earned for 2016.

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

Employment agreement with Timothy K. Skeldon, CFO

The Company entered into an Employment Agreement with Mr. Timothy K. Skeldon, the Company’s Chief Financial officer, effective July 11, 2016, whereby Mr. Skeldon receives an annual salary of $250,000 and an additional annual bonus of $25,000 per year for each completed year of employment. Further, Mr. Skelton was granted a total of 150,000 shares of the Company’s Common Stock with a three-year vesting schedule. Up to 50,000 shares per year are eligible to vest based on annual revenue and EBITDA benchmarks agreed upon by Mr. Skeldon and the Company. Shares will be issued on a percentage of actual amounts achieved. Mr. Skeldon will also be eligible to participate in the Company’s health and other benefits on the same terms as other Company executives.

Employee employment contracts

The Company, from time to time, enters into employment contracts with its physicians. These contracts are generally for a three (3) year term; may be terminated for “Cause,” as defined therein; include customary provisions for restrictive covenants; and provide for compensation that is derived from the revenue generated by work performed by the physicians. As of December 31, 2016, the Company has entered into approximately thirteen (13) physician employment agreements.

Litigation – Health First Management

The B.A.C.K. Center (“TBC”) has had a claim filed in Brevard County, Florida Circuit Court against Health First Management, Inc. (“Health First”) due to a contract dispute that predates our Company’s involvement with TBC. The dispute is currently in advanced settlement discussions. Irrespective of the settlement outcome, our Company will not receive any settlement fees nor will we be subject to paying any settlement fees.

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business, including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2017	$3,444,197
Year ended December 31, 2018	3,444,209
Year ended December 31, 2019	3,444,221
Year ended December 31, 2020	3,444,233
Year ended December 31, 2021 and thereafter	17,221,415
$30,998,275

For the year ended December 31, 2016, The B.A.C.K. Center collected $1,403,215 in net rental revenue from third party tenants of Marina Towers

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

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2017	$1,104,675
Year ended December 31, 2018	1,121,245
Year ended December 31, 2019	1,143,670
Year ended December 31, 2020	1,166,543
Year ended December 31, 2021 and thereafter	6,515,730
$11,051,863

For the year ended December 31, 2016, the Company collected $1,167,409 in net rental revenue from third party tenants of Marina Towers.

Crane Creek Surgery Center

The Crane Creek Surgery Center leases office space under an operating lease that expires in 2024. Terms of the lease agreement provide for rental payments ranging from approximately $76,293 to $92,114 per month. The office space lease includes charges for sales and real estate taxes and a proration of common area maintenance expenses. Under generally accepted accounting principles (GAAP), all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. The GAAP-based rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet.

The following is a schedule of future minimum lease payments for the operating lease for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2017	$930,373
Year ended December 31, 2018	955,888
Year ended December 31, 2019	981,850
Year ended December 31, 2020	1,008,537
Year ended December 31, 2021 and thereafter	3,653,868
$7,530,516

Guarantees

The B.A.C.K. Center’s shareholders and a related party have guaranteed the full and prompt payment of the base rent, the additional rent and any all other sums and charges payable by a tenant, its successors and assigns under the lease, and the full performance and observance of all the covenants, terms, conditions and agreements for one of the above mentioned operating leases.

NOTE 20 — INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted loss per share:

	2016	2015
Net income (loss) available for common shareholders	$9,174,383	$(3,421,841)
Basic net income (loss) per share	$0.38	$(0.17)
Weighted average common shares outstanding-basic	23,843,239	20,117,582
Diluted net income (loss) share	$0.36	$(0.14)
Weighted average common shares outstanding-Diluted	23,309,905	20,117,582

During the year ended December 31, 2015, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE 21 - INCOME TAXES

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

In the first quarter of 2016, effective March 31, 2016, the Company sold and leased back Marina Towers under a sale/leaseback transaction (See “Gain on Sale of Property and Improvements”). In connection with the sale, the Company reported a gain on sale of the property of $9,188,968 (GAAP Basis) for the year ended December 31, 2016. There was a Tax Basis gain of approximate $9,051,430. The difference between the GAPP Basis and Tax Basis gain was mainly attributable to depreciation. The gain was offset by Net Operation Losses the Company has generated in prior periods, so no income tax was recorded, but an estimated Alternative Minimum Tax liability of $181,089 was recorded. Offsetting the Alternative Minimum tax recorded is a Deferred Tax Asset of the same amount related to the Alternative Minimum Tax Liability (Alternative Minimum Tax Credit Carryforward). Management believes that it is more likely than not that the Company will utilize the Alternative Minimum Tax Carryforward in future periods, as of the December 31, 2016 reporting period.

At December 31, 2016, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,500,000 that may be used to offset future taxable income. No income taxes were recorded on the earnings in 2016 and 2015 as a result of the utilization of any carry forwards.

Deferred net tax asset consist of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax asset	$181,089	$201,500
Less valuation allowance	0	(201,500)
Net deferred tax asset	$181,089	$0

The provision for income taxes consists of the following:

	2016		2015
Current tax (benefit)	$		$
Adjustment for prior year accrual		—		—
Net provision (benefit)	$		$

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2016	2015
Federal statutory rate	35.0%	35.0%
State income taxes net of Federal benefit	3.6%	3.6%
	38.6%	38.6%

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2016 and 2015.

NOTE 22 – SUBSEQUENT EVENTS

On March 30, 2017, the Company issued an aggregate of 306,000 shares of our Common Stock to officers, employees and service providers earned in 2016 but not issued, at an aggregate fair value of $301,800.

On March 30, 2017, the Loan Agreement was amended to extend the Maturity Date to June 30, 2018 and provide for the understanding that our Company shall not effect any conversion of this Loan and the Lender shall not have the right to convert any portion of the Loan to the extent that after giving effect to the conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.