Form 10-K/A
period 2016-12-31
First Choice Healthcare Solutions, Inc.
filed 2017-04-03
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

EXPLANATORY NOTE

First Choice Healthcare Solutions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A because the original 10-K file (the “Original Filing”) was an internal draft inadvertently filed by the Company’s filing agent.  The purpose of this Amendment No. 1 is to supersede the Original Filing in its entirety.

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

Operating Subsidiaries

We have operated as First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012. Our corporate address is 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. Information contained in our website is not incorporated by reference herein. In 2016, we operated our business through seven wholly owned subsidiaries.

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

FCMG’s care facilities, located in Marina Towers in Melbourne, Florida, house both a digital GE X-Ray system and a GE 450 MRI Gem Suite system, which is physically positioned to capitalize on the expansive waterfront view of the Indian River, promoting patient relaxation and soothing fear and anxiety. We also operate a fully equipped outpatient physical and occupational therapy center on the second floor of Marina Towers, where our skilled physical and occupational therapists and technicians work with our patients to help restore and improve their motion, function and quality of life.

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

Crane Creek Surgery Center, also located in the Crane Creek Medical Center building, on the fifth floor, houses four state-of-the-art operating rooms and a medical procedure room; and has capacity to host 4,000-5,000 surgical procedures each year.

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

Based on the dynamic growth taking place on Florida’s Space Coast, we are currently estimating that the total market opportunity for Orthopaedic and Spine care approximates $150 million annually, and we are working towards capturing a larger share of that market. Moreover, it is our belief that we will ultimately succeed at replicating our Melbourne Platform in other attractive, high growth geographic regions. In fact, we have identified over 250 locations in the country where we believe our unique business model can be successfully replicated and represent opportunities to build out healthcare delivery services platforms which are each capable of generating up to $65 million in annual revenues. Moving forward, we are now concentrating our efforts on determining the best top 10 markets for expansion consideration.

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

Our longer term strategic focus is to grow primarily in select southeastern U.S. markets by successfully replicating our Melbourne Platform – both organically and through strategic acquisitions. More specifically, our growth will be fueled by hiring best-in-class Orthopaedic physicians currently practicing in our target expansion markets and are seeking an alternative to owning and operating their own private practices or being employed by local hospitals; and by acquiring well-established Orthopaedic physician practices and medical groups in our target markets; then adding, as necessary, diagnostic and ancillary services, to include, but not be limited to, an ambulatory surgery center, MRI, X-Ray, DME and PT/OT.

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

We maintain our principal office at 709 S. Harbor City Boulevard, Suite 530, Melbourne, Florida, 32901. Our current office space, including the space that occupies First Choice Medical Group’s (“FCMG”) medical operations, consists of 39,666 square feet spanning four floors in Marina Towers. Until its sale in March 2016, Marina Towers was owned by Marina Towers, LLC, a subsidiary owned by FCID Holdings, Inc. (99%) and MTMC of Melbourne, Inc. (1%), both wholly owned subsidiaries of our Company until their dissolution in September 2016. At that time, Marina Towers, LLC became a wholly owned subsidiary of First Choice Healthcare Solutions, Inc.

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

As of March 30, 2017, we had 147 individual shareholders of record of our Common Stock, and the closing sales price on that date for our Common Stock was $1.47 per share. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.” We estimate that the total number of beneficial owners of our Common Stock, including shareholders of record, is approximately 600 individuals.

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

Recent Sales of Unregistered Securities

C.T. Capital, Ltd. - Modification of Line of Credit Involving Equity Consideration

On June 13, 2013, our wholly owned subsidiary, First Choice – Brevard, entered into a loan and security agreement (the “Loan Agreement”) with C.T. Capital, Ltd., d/b/a C.T. Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, as subsequently modified (the “Modification Agreement”), the Lender committed to make an accounts receivable line of credit of $2.5 million available to First Choice – Brevard. In December 2016,the Lender converted $1.4 million in obligations due under the Modification Agreement into 1,866,667 shares of our Common Stock at a conversion price of $0.75 per share. At December 31, 2016, the Company was obligated, but had not yet issued the 1,866,667 shares of our Common Stock.

On March 30, 2017, the Company’s Loan and Security Agreement with C.T. Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

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

Variable Interest Entities

The B.A.C.K. Center

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice - Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017.

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

C.T. Capital, Ltd. Line of Credit

On June 13, 2013, our wholly owned subsidiary, First Choice – Brevard, entered into a loan and security agreement (the “Loan Agreement”) with C.T. Capital, Ltd., d/b/a C.T. Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice - Brevard with an interest rate of 12% per annum (the “Loan”).

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

On March 30, 2017, the Company’s Loan and Security Agreement with C.T. Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

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

Our financial statements are contained in pages F-1 through F-41, which appear at the end of this Annual Report on Form 10-K.

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

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)(1)	Total Compensation ($)

Christian C. Romandetti (1)(3)(4)	2016	275,625	100,000	0	12,207	387,832
President, CEO & Director	2015	262,500	625,000	314,700	12,196	1,214,396

Timothy K. Skeldon (1)(2)	2016	110,577	0	25,000	6,940	142,517
CFO, Secretary & Treasurer	2015	0	0	0	0	0

Donald A. Bittar (2)	2016	58,500	0	55,800	0	114,300
Former CFO, Director	2015	73,280	0	95,700	0	168,980

(1)	Consists of provision of an automobile, computer equipment and reimbursement of business expenses.
(2)	Mr. Bittar retired as CFO on July 2016 upon the appointment of Mr. Skeldon as CFO.
(3)	Represented a strategic cash bonus of $100,000 earned in 2015 relating to Crane Creek Surgery Center, but was paid in 2016 pursuant to Mr. Romandetti’s Employment Agreement.
(4)	Mr. Romandetti waived his right to receive the earned bonuses and options in 2016.

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

Mr. Romandetti, upon successfully achieving annual revenue milestones, is entitled to receive a bonus equal to 10% of his salary when $7.1 million in total annual revenue is reported in a fiscal year scaling up to a bonus equal to 800% of his salary if and when $100 million in total annual revenue is reported in a fiscal year. Mr. Romandetti signed a waiver and consent to forego receiving the bonus earned in 2016. If our Company is unable to pay any portion of the bonus compensation when due because of insufficient liquidity or applicable restrictions under prevailing debt financing agreements, then, as an accommodation to our Company, Mr. Romandetti shall be able to convert bonus compensation into shares of our Common Stock at a 30% discount to the average closing price during the first calendar month after the end of the fiscal year. Mr. Romandetti will also be entitled to receive a strategic bonus of $100,000, payable in cash, on the sixth month anniversary of opening each new Medical Center of Excellence.

Pursuant to our Company achieving specific financial performance benchmarks established by the Board of Directors, Mr. Romandetti will also be entitled to receive a cashless option to purchase up to 1,000,000 shares of Common Stock per year. The exercise price of the options will be the fair market value of the average closing price of the stock during the first calendar month after the end of the fiscal year. Mr. Romandetti shall have up to five years from the date of the annual option grant to exercise the option. In addition to the above compensation consideration, Mr. Romandetti will be entitled to receive annual restricted stock compensation equal to 100% of the total base salary and bonus compensation. The fair market value of the restricted stock grant shall be determined using the average closing price of our Common Stock during the first calendar month after the end of the fiscal year. Mr. Romandetti signed a waiver and consent to forego receiving the options earned for 2016.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1) (2)	Percent of Class
Christian C. Romandetti (3)	6,806,559	25.39%
Timothy K. Skeldon (9)	150,000	0.56%
Donald A. Bittar (4)	616,666	2.30%
All Executive Officers and Directors as a Group (3 Individuals)	7,573,225	28.25%

C.T. Capital, Ltd. (5)	2,666,667	9.95%
MedTRX Provider Network, LLC (6)(7)	2,075,000	7.74%
Fuse Capital, LLC (8)	1,598,735	5.97%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 26,803,994 shares of Common Stock issued and outstanding as of March 30, 2017.

(3)	Of the reported securities, 5,750,000 shares are owned by Romandetti Family Trust, 746,559 shares are owned by Mr. Romandetti and 310,000 shares are owned by Mr. Romandetti’s wife. Mr. Romandetti disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. The address for Mr. Romandetti is c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

(4)	Includes 160,000 shares of Common Stock owned by Mr. Bittar’s wife. The address for Mr. Bittar is c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

(5)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with C.T. Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, C.T. Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. C.T. Capital may convert all or any portion of the outstanding principal amount – up to $2,000,000 – or interest on the loan into our Common Stock at a price equal to $0.75 per share. In December 2016, C.T. Capital converted $1,400,000 of the outstanding principal amount to 1,866,667 shares of Common Stock. For purposes of percent ownership calculation, we have assumed that the remaining $600,000 eligible for conversion to equity was converted into our Common Stock at a price of $0.75 per share. The address of C.T. Capital, Ltd. is 6300 NE First Avenue, Suite 201, Fort Lauderdale, Florida 33334. (See Note 22 – Subsequent Events).

(6)	Comprised of 400,000 shares of restricted Common Stock issued in the legal settlement; and a cash warrant to purchase 1,875,000 shares of Common Stock that may be exercised on or prior to the close of business on December 23, 2018 at $3.60 per share. For purposes of percent ownership calculation, we have assumed that the warrant was exercised at an exercise price of $3.60 per share.

(7)	The address of MedTRX Provider Network, LLC is 1 Kalisa Way, Suite 201, Paramus, New Jersey 07652.

(8)	The address of Fuse Capital, LLC is 40 Hemlock Drive, Rosyln, New York 11576.

(9)	Includes 150,000 performance-based, restricted stock units granted on May 31, 2016, vesting over three years, based on the achievement of certain defined annual financial benchmarks. The address of Mr. Skeldon is c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

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

	2016	2015
Audit Fees	$111,500	$81,001
Audit-Related Fees	0	—
Tax Fees	10,000	7,000
All Other Fees	61,200	144,656
Total	$182,700	$232,657

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.1(b)	Certificate of Merger between First Choice Healthcare Solutions, Inc., a Delaware and surviving corporation and Medical Billing Assistance, Inc., a Colorado corporation. (incorporated by reference to Exhibit 3.1(B) to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Annex E to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.1	Share Exchange Agreement dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.5	Loan Agreement dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Agreement and Plan of Merger made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.8	Membership Interest Purchase Closing Agreement between Seller, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.9	Management Services Agreement between FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.10	Loan Agreement dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.11	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

Exhibit No.	Description

10.12	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13(a)	Guaranty dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13(b)	Guaranty dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.14	Securities Purchase Agreement made as of December 14, 2012, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $203,500 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.15	Securities Purchase Agreement made as of February 19, 2013, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $103,500 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.16	Securities Purchase Agreement made as of August 14, 2013, for the sale of an 8% convertible note in the principal amount of $153,500, with note as an exhibit thereto(incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.17	Agreement, dated as of May 1, 2013, between MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18	Loan and Security Agreement dated as of June 13, 2013, by and between C.T. Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18(a)	Agreement to Modify Loan Interest Rate and Consent to FCHS Secured Debt Issuance, dated June 13, 2013, by and between C.T. Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.19	Form of Membership Interest Purchase Agreement dated August 28, 2013, by and between the Company and the sellers of the membership interests in MedTech Diagnostics LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.20	License Agreement dated August 28, 2013, by and between Donald Bittar and First Choice Healthcare Solutions, Inc.(incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.21	Amendment to Loan Agreement dated as of August 28, 2013, by and among MTI Capital LLC and First Choice Healthcare Solutions, Inc.(incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

Exhibit No.	Description

10.22	Form of Securities Purchase Agreement dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.23	Form of Common Stock Purchase Warrant dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.24	Form of Debenture dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.25	Form of Security Agreement dated as of November 8, 2013, between Hillair Capital Investments, L.P., the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.25(a)	Form of Subsidiary Guarantee dated as of November 8, 2013, to the Securities Purchase Agreement, dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.26	Loan Agreement dated May 17, 2012 between HS Real Company, LLC and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.26(a)	Promissory Note dated May 17, 2012, to HS Real Company, LLC (incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.26(b)	Amendment to Loan Agreement dated August 5, 2012, with HS Real Company LLC, and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.27	Employment Agreement dated March 20, 2014, between the Company and Christian Charles Romandetti (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.28	Operating and Control Agreement as of May 5, 2015, between the Company and Brevard Orthopaedic Spine & Pain Clinic, Inc.

10.29	Form of Common Stock Option Purchase dated as of May 5, 2015, issued to the principals of Brevard Orthopaedic Spine & Paine Clinic, Inc.

10.30	Modification Agreement, dated June 9, 2015, between the Company and C.T. Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2015).

10.31	Modification Agreement, dated December 14, 2015, between the Company and C.T. Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 18, 2015).

10.32	Membership Purchase Agreement effective October 1, 2015, by and between Crane Creek Surgical Partners, LLC, CCSC Holdings, Inc., a wholly owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC (incorporated by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 14, 2016).

10.33	Second Amended and Restated Operating Agreement effective October 1, 2015, between CCSC Holdings, Inc., a wholly owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC. (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 14, 2016).

Exhibit No.	Description

10.34	Asset Purchase Agreement between Marina Towers, LLC and Global Medical Reit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 7, 2016).

10.35	Lease Agreement dated March 31, 2016, between GMR Melbourne, LLC and Marina Towers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 4, 2016).

10.36	Employment Agreement, dated May 27, 2016, between the Company and Timothy K. Skeldon (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 6, 2016)

10.37	Warrant Purchase Agreement between First Choice Healthcare Solutions, Inc. and Hillair Capital Investments, LP. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Sec on November 15. 2016).

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries+

31.1	Certification of CEO pursuant to Sec. 302+
31.2	Certification of CFO pursuant to Sec. 302+
32.1	Certification of CEO pursuant to Sec. 906+
32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT+
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+
+filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: April 3, 2017	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
President and Chief Executive Officer

Dated: April 3, 2017	By:	/s/ Timothy K. Skeldon
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

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$9,267,042	$(3,204,165)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	821,709	852,985
Amortization of financing costs	15,654	75,833
Bad debt expense	924,916	654,809
Gain (loss) on sale of property	(9,212,346)	1,908
Common stock issued in connection with loan extension	—	227,000
Common stock issued in settlement of litigation	—	500,250
Note payable issued in settlement of litigation	—	50,749
Stock-based compensation	1,276,681	2,344,927
Changes in operating assets and liabilities:
Accounts receivable	(3,837,852)	2,587,420)
Prepaid expenses and other	(105,739)	149,101
Restricted funds	359,414	(41,155)
Employee loans	(148,048)	(198,661)
Accounts payable and accrued expenses	(2,498,028)	922,295
Settlement payable	(600,000)	600,000
Deposits	(25,502)	(5,469)
Deferred rent	271,508	137,002
Unearned income	(15,768)	3,941
Net cash (used in) provided by operating activities	(3,506,359)	483,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from variable interest entity	—	843,996
Proceeds from sale of property	15,113,497	11,241
Payment of acquisition deposit	—	(560,000)
Purchase of equipment	(254,627)	(206,325)
Net cash provided by investing activities	14,858,870	88,912

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from advances	(43,082)	474,488
Proceeds from notes payable, related party	—	420,000
Proceeds from common stock subscription	—	175,000
Payments on lines of credit	372,636	447,562
Payment to acquire previously issued warrants	(600,000)	—
Net payments on notes payable	(8,083,425)	(773,981)
Net cash (used in) provided by financing activities	(8,353,871)	743,069

Net increase in cash and cash equivalents	2,998,640	1,315,911
Cash and cash equivalents, beginning of period	1,594,998	279,087

Cash and cash equivalents, end of period	$4,593,638	$1,594,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$339,722	$925,045
Cash paid during the period for taxes	$—	$—

Supplemental Disclosure on non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$1,290,900	$15,000
Common stock issuable in settlement of convertible line of credit	$1,400,000	$—
Common stock issued to acquire previously issued warrant	$80,400	$—
Common stock issued for future services	$—	$1,153,777
Common stock issued in settlement of related party advances	$—	$655,407
Common stock issued in settlement of convertible note and interest	$—	$2,236,907
Fair value of options issued to acquire management control of variable interest entity	$—	$3,226,427
Assets acquired from consolidation of variable interest entities	$—	$5,294,412
Liability incurred from consolidation of variable interest entities	$—	$5,294,680

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

Brevard Orthopedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice - Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017.

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

Segment information

Accounting Standards Codification subtopic “Segment Reporting” 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments. (See Note 18 – Segment Reporting).

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

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement with C.T. Capital, Ltd., d/b/a C.T. Capital, LP, a Florida limited liability partnership for an accounts receivable line of credit in the maximum aggregate amount of $1,500,000. Under the line of credit with C.T. Capital, the Company reduced the annual interest rate from 12% per annum to 6% per annum in exchange for the issuance to C.T. Capital of 100,000 restricted shares of the Company’s common stock. On June 9, 2015, First Choice – Brevard entered into a modification agreement amending the loan and security agreement, increasing the maximum aggregate amount available from $1,500,000 to $2,000,000 and on December 14, 2015, increasing the maximum aggregate available from $2,000,000 to $2,500,000 and extending the maturity date to July 30, 2017 in exchange for 100,000 restricted shares of the Company’s common stock.

On March 30, 2017, the Company’s Loan and Security Agreement with C.T. Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

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

NOTE 8 — LINES OF CREDIT

Line of credit, C.T. Capital

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement (the “Loan Agreement”) with C.T. Capital, Ltd., d/b/a C.T. Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice - Brevard with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016. Interest is due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable and assets of the Company’s subsidiary, First Choice – Brevard, which constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable will also include 50% of all accounts receivable protected by legal letters of protection. At any time up until December 31, 2016, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into common stock of the Company at a conversion price of $0.75 per share. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

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

On March 30, 2017, the Company’s Loan and Security Agreement with C.T. Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender. (See Note 22 – Subsequent Events)

Line of credit, Florida Business Bank

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

C.T. Capital, Ltd.

On June 13, 2013, the Company’s subsidiary, First Choice – Brevard entered into a loan and security agreement (the “Loan Agreement”) with C.T. Capital, Ltd., d/b/a C.T. Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,500,000 to First Choice - Brevard with an interest rate of 12% per annum (the “Loan”). The maturity date of the Loan is December 31, 2016. Interest is due and payable monthly. Upon default, the interest may be adjusted to the highest rate permissible by law. The Loan is secured by the accounts receivable and assets of the Company’s subsidiary, First Choice – Brevard, which constitute the collateral for the repayment of the Loan. The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 80% of all receivables to be 120 days or less at the net collection rate of approximately 27% of total billings, excluding patient billings and collections. Additionally, allowable accounts receivable will also include 50% of all accounts receivable protected by legal letters of protection. At any time up until December 31, 2016, the Lender may convert all or any portion of the outstanding principal amount or interest on the Loan into common stock of the Company at a conversion price of $0.75 per share. The Company did not record an embedded beneficial conversion feature in the note since the fair value of the common stock did not exceed the conversion rate at the date of commitment.

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

On March 30, 2017, the Company’s Loan and Security Agreement with C.T. Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to June 30, 2018 (the “Loan”) and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender. (See Note 22 – Subsequent Events)

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

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

NOTE 16 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice – Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017.

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of December 31, 2016 and 2015:

	2016	2015
Current assets:
Cash	$355,491	$996,986
Accounts receivable	4,830,054	3,727,419
Other current assets	691,847	819,757
Total current assets	5,877,392	5,544,162
Property and equipment, net	70,444	60,978
Other assets	22,005	18,231
Total assets	$5,969,841	$5,623,371

	2016	2015
Current liabilities:
Accounts payable and accrued liabilities	$904,684	$1,877,690
Due to First Choice Healthcare Solutions, Inc.	2,867,539	1,729,882
Other current liabilities	677,446	427,229
Total current liabilities	4,449,669	4,034,801
Long term debt	1,658,858	1,727,256
Total liabilities	6,108,527	5,762,057
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$5,969,841	$5,623,371

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

The tables below summarize the assets and liabilities associated with the Crane Creek as of December 31, 2016 and 2015:

	2016	2015
Current assets:
Cash	$353,367	$559,318
Accounts receivable	1,180,907	816,889
Other current assets	129,430	—
Total current assets	1,663,704	1,376,207
Property and equipment, net	623,185	712,830
Goodwill	899,465	899,465
Total assets	$3,186,354	$2,988,502

	2016	2015
Current liabilities:
Accounts payable and accrued liabilities	$461,489	$441,368
Other current liabilities	251,588	251,588
Total current liabilities	713,077	692,956
Deferred rent	556,051	532,752
Total liabilities	1,269,128	1,225,708

Equity-First Choice Healthcare Solutions, Inc.	766,891	705,118
Non-controlling interest	1,150,335	1,057,676
Total liabilities and deficit	$3,186,354	$2,988,502

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

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice – Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017.

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

Employment agreement with Timothy K. Skeldon, CFO

The Company entered into an Employment Agreement with Mr. Timothy K. Skeldon, the Company’s Chief Financial officer, effective July 11, 2016, whereby Mr. Skeldon receives an annual salary of $250,000 and an additional annual bonus of $25,000 per year for each completed year of employment. Further, Mr. Skeldon was granted a total of 150,000 shares of the Company’s Common Stock with a three-year vesting schedule. Up to 50,000 shares per year are eligible to vest based on annual revenue and EBITDA benchmarks agreed upon by Mr. Skeldon and the Company. Shares will be issued on a percentage of actual amounts achieved. Mr. Skeldon will also be eligible to participate in the Company’s health and other benefits on the same terms as other Company executives.

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
$30,998,275

For the year ended December 31, 2016, The B.A.C.K. Center collected $1,403,215 in net rental revenue from affiliated and non-affiliated tenants, including Crane Creek Surgery Center.

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

On March 30, 2017, the Loan Agreement with C.T. Capital, Ltd., d/b/a C.T. Capital, LP, a Florida limited liability partnership (the “Lender”), was amended to extend the Maturity Date to June 30, 2018 and provide for the understanding that our Company shall not effect any conversion of this Loan and the Lender shall not have the right to convert any portion of the Loan to the extent that after giving effect to the conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.