Form 10-Q
period 2017-03-31
First Choice Healthcare Solutions, Inc.
filed 2017-05-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, there were 26,803,994 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (amounts related to VIE of $908,141 and $708,858)	$3,901,489	$4,593,638
Accounts receivable, net (amounts related to VIE of $6,112,966 and $6,010,961)	10,390,140	9,536,830
Employee loans (amounts related to VIE of $491,550 and $491,850)	953,132	820,341
Prepaid and other current assets (amounts related to VIE of $392,961 and $329,427)	651,770	422,512
Total current assets	15,896,531	15,373,321

Property, plant and equipment, net of accumulated depreciation of $1,264,271 and $1,165,219 (amounts related to VIE of $678,018 and $693,629)	2,619,493	2,544,816

Other assets (amounts related to VIE of $921,470)	4,137,521	4,227,957

Total assets	$22,653,545	$22,146,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses (amounts related to VIE of $1,638,148 and $1,366,143)	$2,437,080	$2,083,231
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
AMT tax payable	181,029	181,029
Line of credit, short term (amount related to VIE of $439,524)	1,539,524	1,539,524
Notes payable, current portion	402,372	519,452
Unearned revenue	43,854	26,936
Deferred rent, short term portion (amount related to VIE of $237,923)	237,923	237,923
Total current liabilities	5,093,370	4,839,683

Long term debt:
Deposits held	41,930	41,930
Notes payable, long term portion	23,599	14,531
Deferred rent, long term portion (amount related to VIE of $2,240,552 and $2,214,909)	2,345,465	2,293,594
Total long term debt	2,410,994	2,350,055

Total liabilities	7,504,364	7,189,738

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,803,994 and 24,631,327 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	26,804	24,631
Additional paid in capital	24,081,761	24,020,610
Accumulated deficit	(9,898,015)	(10,100,534)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	14,210,550	13,944,707
Non-controlling interest (note 10)	938,631	1,011,649
Total equity	15,149,181	14,956,356

Total liabilities and equity	$22,653,545	$22,146,094

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three months ended March 31,
	2017	2016
Revenues:
Patient service revenue	$7,406,986	$6,877,665
Allowance for bad debts	(264,996)	(262,524)
Net patient service revenue less allowance for bad debts	7,141,990	6,615,141
Rental revenue	578,363	626,612
Total revenue	7,720,353	7,241,753

Operating expenses:
Salaries and benefits	3,354,376	2,780,569
Other operating expenses	2,529,183	2,045,575
General and administrative	1,535,833	1,547,576
Depreciation and amortization	189,488	298,950
Total operating expenses	7,608,880	6,672,670

Net income from operations	111,473	569,083

Other income (expense):
Gain on sale of property and improvements	—	9,188,968
Miscellaneous income (expense)	50,102	58,857
Amortization financing costs	—	(15,325)
Interest expense	(32,074)	(181,135)
Total other income	18,028	9,051,365

Net income before provision for income taxes	129,501	9,620,448

Income taxes (benefit)	—	—

Net income	129,501	9,620,448

Non-controlling interest (note 10)	73,018	(53,507)

NET INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$202,519	$9,566,941

Net income per common share, basic	$0.01	$0.42

Net income per common share, diluted	$0.01	$0.37

Weighted average number of common shares outstanding, basic	26,252,505	22,886,307

Weighted average number of common shares outstanding, diluted	27,052,505	25,552,974

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(unaudited)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2016	24,631,327	24,631	24,020,610	(10,100,534)	1,011,649	14,956,356
Common stock issued in settlement of convertible debt, previously accrued	1,866,667	1,867	(1,867)	—	—	—
Stock based compensation, previously accrued	306,000	306	63,018	—	—	63,324
Net income	—	—	—	202,519	(73,018)	129,501
Balance, March 31, 2017	26,803,994	$26,804	$24,081,761	$(9,898,015)	$938,631	$15,149,181

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$129,501	$9,620,448
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	189,488	298,950
Amortization of financing costs	—	15,325
Bad debt expense	264,996	262,524
Gain on sale of property	—	(9,188,968)
Common stock issued in connection with loan extension	—	92,000
Stock based compensation	63,324	81,300
Changes in operating assets and liabilities:
Accounts receivable	(1,118,306)	(1,087,059)
Prepaid expenses and other current assets	(229,258)	91,623
Restricted funds	—	359,414
Employee loans	(132,791)	(245,933)
Accounts payable and accrued expenses	353,849	122,628
Settlement payable	—	(150,000)
Deposits	—	(14,432)
Deferred rent	51,871	59,404
Unearned income	16,918	—
Net cash (used in) provided by operating activities	(410,408)	317,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	—	15,068,497
Purchase of equipment	(173,729)	(126,073)
Net cash (used in) provided by investing activities	(173,729)	14,942,424

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	—	90,714
Proceeds from notes payable	22,113	—
Proceeds from line of credit	—	372,636
Payments on notes payable	(130,125)	(7,265,997)
Net cash used in financing activities	(108,012)	(6,802,647)

Net (decrease) increase in cash and cash equivalents	(692,149)	8,457,001
Cash and cash equivalents, beginning of period	4,593,638	1,594,998

Cash and cash equivalents, end of period	$3,901,489	$10,051,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$32,328	$181,135
Cash paid during the period for taxes	$—	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 — BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of March 31, 2017 and 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2017.

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

On April 2, 2012, the Company completed its acquisition of First Choice Medical Group of Brevard, LLC (“FCMG - Brevard”), pursuant to the Membership Interest Purchase Closing Agreement (the “Purchase Agreement”). The Company has been managing the practice of First Choice – Brevard since November 1, 2011, pursuant to a Management Services Agreement.

Brevard Orthopedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share to The B.A.C.K. Center employees providing specific qualifications are met. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”). In connection with the investment, the Company is entitled to 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crane Creek.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries: Marina Towers, LLC, FCID Medical Inc., TBC Holdings of Melbourne, Inc., First Choice – Brevard, Surgical Partners of Melbourne, Inc. and CCSC Holdings, Inc., along with two VIEs, The B.A.C.K. Center and Crane Creek. All significant intercompany balances and transactions, including those involving the VIEs, have been eliminated in consolidation.

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

Revenue recognition

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

March 31, 2017

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management. Revenues and accounts receivable are concentrated between two major payers, Medicare at approximately 30% and a third party commercial insurer at approximately 20%.

Accounts receivables

As of March 31, 2017 and December 31, 2016, the Company’s allowance for bad debts was $3,750,802 and $3,680,837, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Net income per share

Basic net income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three months ended March 31,
	2017	2016
Numerator:
Net income	$202,519	$9,566,941

Denominator:
Weighted-average common shares, basic	26,252,505	22,886,307
Weighted-average common shares, diluted	27,052,505	25,552,974

Basic:	$0.01	$0.42
Diluted:	$0.01	$0.37

The diluted earnings per common share included the effect of 800,000 and 2,666,667 common shares issuable upon the conversion of debt for the three months ended March 31, 2017 and 2016, respectively.

Potentially dilutive common shares from employee equity plans and issued warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options are were excluded from the computation of the diluted net income per share because their inclusion would be anti-dilutive. In addition, there were no vested restrict stock for periods presented. Potentially dilutive securities excluded from the basic and diluted net income per share are as follows:

	March 31,
	2017	2016
Warrants to purchase common stock	1,875,000	4,324,630
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	660,000	—
	5,535,000	7,324,630

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent accounting pronouncements

There are updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2016 in connection with the planned development of its Healthcare Services Business. Management believes continued growth of earnings before interest, taxes, depreciation and amortization in 2017 will support improved liquidity.

The Company believes that the current cash balance and line of credit (see notes), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

NOTE 4 — OTHER ASSETS

Other assets are comprised of the following:

	March 31, 2017	December 31, 2016
Goodwill (amount relating to VIE of $899,465)	$899,465	$899,465
Deferred costs, net of amortization of $618,401 and $537,740	2,608,026	2,688,687
Patient list, net of accumulated amortization of $100,000 and $95,000	200,000	205,000
Patents, net of accumulated amortization of $62,075 and $57,300	224,425	229,200
Investments (amounts related to VIE of $22,005)	22,005	22,005
Deferred tax asset	181,029	181,029
Deposits	2,571	2,571
Total other assets	$4,137,521	$4,227,957

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 5 — LINES OF CREDIT

Line of credit, CT Capital

FCMG - Brevard entered into a Loan and Security Agreement (the “Loan Agreement”) with CT Capital, Ltd., d/b/a CT Capital, LP, a Florida limited liability partnership (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $2,500,000 to FCMG - Brevard with an interest rate of 6% per annum (the “Loan”). The maturity date of the Loan is June 30, 2017. Interest is due and payable monthly. The Lender may convert up to $2,000,000 of the outstanding principal amount or interest on the Loan into common stock of the Company at a conversion price of $0.75 per share.

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

As of March 31, 2017 and December 31, 2016, the outstanding balance was $1,100,000 and the remaining principal amount the Lender can convert into common stock is $600,000.

Line of credit, Florida Business Bank

The B.A.C.K. Center is a party to a Promissory Note (the “Loan Agreement”) with Florida Business Bank, a Florida banking corporation (the “Lender”). Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,383,000 (as amended), with an interest rate of Prime floating plus 1.0%, as published in The Wall Street Journal, with a floor of 2.75% per annum (the “Loan”) (as amended).

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of March 31, 2017, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of March 31, 2017 and December 31, 2016, the outstanding balance on the Loan was $439,524.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 7 — CAPITAL STOCK

During the three months ended March 31, 2017, the Company issued an aggregate of 306,000 shares of its common stock to officers, employees and service providers at an aggregate fair value of $301,840, which were earned and expensed in 2016.

During the three months ended March 31, 2017, the Company issued 1,866,667 shares of its common stock in exchange for $1,400,000 in convertible debt. The value of shares was recorded as a share issuance liability as of December 31, 2016 and issued in the first quarter of 2017.

NOTE 8 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the three months ended March 31, 2017:

Restricted shares units issued as of December 31, 2016	660,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at March 31, 2017	660,000
Vested at March 31, 2017	—
Unvested restricted shares as of March 31, 2017	660,000

At March 31, 2017, the Company determined that there is a 100% probability the performance based restricted stock units will be earned. The fair value of all restricted stock units vesting during the three months ended March 31, 2017 and 2016 of $63,324 and $-0-, respectively, was charged to current period operations.

As of March 31, 2017, stock-based compensation related to restricted stock awards of $488,830 remains unamortized and is expected to be amortized over the weighted average remaining period of 2.13 years.

NOTE 9 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the “Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice – Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017.

The Company has determined that The B.A.C.K. Center is a Variable Interest Entity (“VIE”). In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Current assets:
Cash	$813,427	$355,491
Accounts receivable	4,826,389	4,830,054
Other current assets	772,001	691,847
Total current assets	6,411,817	5,877,392
Property and equipment, net	71,226	70,444
Other assets	22,005	22,005
Total assets	$6,505,048	$5,969,841
Current liabilities:
Accounts payable and accrued liabilities	$1,242,054	$904,684
Due to First Choice Healthcare Solutions, Inc.	3,040,529	2,867,539
Other current liabilities	677,447	677,446
Total current liabilities	4,960,030	4,449,669
Long term debt	1,683,704	1,658,858
Total liabilities	6,643,734	6,108,527
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$6,505,048	$5,969,841

Total revenues from The B.A.C.K. Center were $3,430,655 for the three months ended March 31, 2017. Related expenses consisted primarily of salaries and benefits of $1,718,717, operating expenses of $856,482, general and administrative expenses of $720,232, depreciation of $6,162, interest and financing costs of $3,904; and other income of $45,684 for the three months ended March 31, 2017. (See Note 11 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $3,392,997 for the three months ended March 31, 2016. Related expenses consisted primarily of salaries and benefits of $1,457,911, operating expenses of $858,301, general and administrative expenses of $723,492, depreciation of $5,515 and interest and financing costs of $3,447 and other income of $56,725. (See Note 11 – Segment Reporting)

Crane Creek Surgery Center

Effective October 1, 2015, the Company, through its then newly formed wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”).

In connection with the investment, the Company is entitled to 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crane Creek.

The Company has determined that Crane Creek is a Variable Interest Entity (“VIE”). In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The tables below summarize the assets and liabilities associated with the Crane Creek as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Current assets:
Cash	$94,714	$353,367
Accounts receivable	1,286,577	1,180,907
Other current assets	112,510	129,430
Total current assets	1,493,801	1,663,704
Property and equipment, net	606,792	623,185
Goodwill	899,465	899,465
Total assets	$3,000,058	$3,186,354

	March 31, 2017	December 31, 2016
Current liabilities:
Accounts payable and accrued liabilities	$396,094	$461,489
Other current liabilities	251,588	251,588
Total current liabilities	647,682	713,077
Deferred rent	556,848	556,051
Total liabilities	1,204,530	1,269,128

Equity-First Choice Healthcare Solutions, Inc.	718,211	766,891
Non-controlling interest	1,077,317	1,150,335
Total liabilities and deficit	$3,000,058	$3,186,354

Total revenues from Crane Creek were $1,190,425 for the three months ended March 31, 2017. Related expenses consisted primarily of salaries and benefits of $298,299, surgical supplies and operating expenses of $852,122, general and administrative expenses of $136,354, depreciation of $28,149, interest expense of $866 and miscellaneous income of $3,668 for the three months ended March 31, 2017. (See Note 11 – Segment Reporting)

Total revenues from the Crane Creek were $1,271,308 for the three months ended March 31, 2016. Related expenses consisted primarily of salaries and benefits of $293,337, surgical supplies and operating of $709,646, general and administrative expenses of $109,275, depreciation of $71,256, interest expense of $8,726 and miscellaneous income of $1,382. (See Note 11 – Segment Reporting)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 10 — NON-CONTROLLING INTEREST

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

A reconciliation of the non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended March 31, 2017:

Net income	$170,842
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net loss attributable to non-controlling interest for the three months ended March 31, 2016:

Net income	$328,741
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest from December 31, 2016 through March 31, 2017:

Balance, December 31, 2016	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, March 31, 2017	$(138,686)

Effective October 1, 2015, the Company, through its wholly owned subsidiary, CCSC Holdings, Inc., acquired a 40% interest in Crane Creek Surgery Center (“Crane Creek”). In connection with the investment, the Company is entitled to 51% voting rights for all decisions that most significantly affect the economic performance of Crane Creek. The 40% equity interest acquired entitles the Company to 40% of the profit or loss of Crane Creek.

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended March 31, 2017:

Net loss	$(121,698)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(73,018)

Net income attributable to non-controlling interest for the three months ended March 31, 2016:

Net income	$89,177
Average non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$53,507

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

The following table summarizes the changes in non-controlling interest from December 31, 2016 through March 31, 2017:

Balance, December 31, 2016	1,150,335
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	(73,018)
Balance, March 31, 2017	$1,077,317

NOTE 11 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: FCID Medical, Inc., The B.A.C.K. Center and CCSC Holdings, Inc. (“CCSC”).

All reportable segments derive revenue for medical services provided to patients; and The B.A.C.K Center additionally derives revenue for subleasing space within its building and medical services provided to patients. With the aforementioned sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third-party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third-party tenants of Marina Towers under the “Corporate” segment for both the 2017 and 2016 comparable reporting periods; and will continue to do so hereafter.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Income for the three months ended March 31, 2017:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,860,986	$3,090,579	$1,190,425	$—	$—	$7,141,990
Rental revenue	—	340,076		431,850	(193,563)	578,363
Total Revenue	2,860,986	3,430,655	1,190,425	431,850	(193,563)	7,720,353

Operating expenses:
Salaries & benefits	1,095,236	1,718,717	298,299	242,124		3,354,376
Other operating expenses	591,151	856,482	852,122	408,861	(179,433)	2,529,183
General and administrative	525,309	638,798	136,354	249,502	(14,130)	1,535,833
Depreciation and amortization	69,741	6,162	28,149	85,436	—	189,488
Total operating expenses	2,281,437	3,220,159	1,314,924	985,923	(193,563)	7,608,880

Net income (loss) from operations:	579,549	210,496	(124,499)	(554,073)	—	111,473

Interest income (expense)	(27,558)	(3,904)	(866)	254	—	(32,074)
Other income	—	45,684	3,668	750	—	50,102

Net Income (Loss) before income taxes:	551,991	252,276	(121,697)	(553,069)	—	129,501

Income taxes	—			—	—	—

Net income (Loss)	551,991	252,276	(121,697)	(553,069)	—	129,501

Non-controlling interest	—	—	73,018	—	—	73,018

Net income (loss) attributable to First Choice Healthcare Solutions	$551,991	$252,276	$(48,679)	$(553,069)	$—	$202,519

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Summary Statement of Income for the three months ended March 31, 2016:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,308,935	$3,034,898	$1,271,308	$—	$—	$6,615,141
Rental revenue	—	358,099		428,246	(159,733)	626,612
Total Revenue	2,308,935	3,392,997	1,271,308	428,246	(159,733)	7,241,753

Operating expenses:
Salaries & benefits	829,220	1,457,911	293,337	200,101	—	2,780,569
Other operating expenses	531,407	858,301	709,646	105,954	(159,733)	2,045,575
General and administrative	361,803	723,492	109,275	353,006	—	1,547,576
Depreciation and amortization	66,792	5,515	71,256	155,387	—	298,950
Total operating expenses	1,789,222	3,045,219	1,183,514	814,448	(159,733)	6,672,670

Net income (loss) from operations:	519,713	347,778	87,794	(386,202)	—	569,083

Interest income (expense)	(56,818)	(2,459)	(8,726)	(113,132)	—	(181,135)
Amortization of financing costs	—	(988)	—	(14,337)	—	(15,325)
Gain on sale of property	—	—	—	9,188,968	—	9,188,968
Other income (expense)	—	56,725	1,382	750	—	58,857

Net Income (loss) before income taxes:	462,895	401,056	80,450	8,676,047	—	9,620,448

Income taxes	—			—	—	—

Net income	462,895	401,056	80,450	8,676,047	—	9,620,448

Non-controlling interest	—	—	(53,507)	—	—	(53,507)

Net income attributable to First Choice Healthcare Solutions	$462,895	$401,056	$26,943	$8,676,047	$—	$9,566,941

Selected financial data:

	FCID	Brevard	The Crane
	Medical	Orthopaedic	Center	Corporate	Total
Assets:
At March 31, 2017:	$7,078,560	$6,533,306	$3,000,058	$6,041,621	$22,653,545
At December 31, 2016:	$6,033,019	$5,995,253	$3,186,354	$6,931,468	$22,146,094

Assets acquired
Three months ended March 31, 2017	$150,329	$6,944	$11,756	$4,500	$173,529
Three months ended March 31, 2016	$49,893	$2,116	$24,240	$49,824	$126,073

NOTE 12 – SUBSEQUENT EVENTS

Effective May 5, 2017, we appointed Marcum LLP (“Marcum”) as our independent registered public accounting firm. Our engagement was approved by our Board of Directors. We previously reported in our Current Report on Form 8-K (date of Report: May 5, 2017), as filed with the Securities and Exchange Commission on May 9, 2017, our termination of our prior independent registered public accounting firm, RBSM, LLP.

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

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern region of the United States. By centralizing current and future Centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and achieve scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. As of March 31, 2017, we had 166 employees, including 13 doctors and nine physician assistants.

Our Healthcare Services Business

We have operated as First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012. Our corporate address is 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. Information contained in our website is not incorporated by reference herein. In 2016, we operated our business through seven wholly owned subsidiaries; and in 2017, we have operated our business through five wholly owned subsidiaries.

●	FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we wholly own and operate First Choice Medical Group of Brevard, LLC (“FCMG”), our original Medical Center of Excellence located in Melbourne, Florida. First Choice Medical Group specializes in the delivery of Orthopaedics, Sports Medicine, Neurology and Interventional Pain Medicine, as well as diagnostic and ancillary services. The web site is www.myfcmg.com.

●	TBC Holdings of Melbourne, Inc. (“TBC Holdings”) is our wholly owned subsidiary that operates and controls Brevard Orthopaedic Spine & Pain Clinic, Inc., d/b/a The B.A.C.K. Center (“TBC”). Pursuant to an Operation and Control Agreement with The B.A.C.K. Center, TBC Holdings exercises effective control over the business of the practice to treat it as a Variable Interest Entity in accordance with Financial Accounting Standards Board and Accounting Standards Codification, effective May 1, 2015. As a result, we include the financial results of TBC in our consolidated financial statements in accordance with generally accepted accounting principles. TBC specializes in Orthopaedic Spine Surgery and Interventional Pain Management, and its website is www.thebackcenter.net.

In addition, TBC subleases 29,629 square feet of commercial office space to affiliated and non-affiliated tenants, including 18,828 square feet to Crane Creek Surgery Center (“CCSC”), located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location.

●	CCSC Holdings, Inc. (“CCSC Holdings”) is our wholly owned subsidiary which acquired a 40% interest in Crane Creek Surgery Center (“CCSC”). The other owners are CCSC TBC Group, LLC, owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Crane Creek Investments, LLC, owned by NueHealth, LLC, which develops and manages world class ambulatory surgery centers and specialty hospitals across the United States. Dr. Hynes and Dr. Datta are both affiliated with The B.A.C.K. Center. Pursuant to the CCSC Restated and Amended Operating Agreement, CCSC Holdings now exercises sufficient control over the business of CCSC to treat it as a Variable Interest Entity in accordance with Financial Accounting Standards Board and Accounting Standards Codification, effective October 1, 2015. As a result, we include the financial results of CCSC in our consolidated financial statements in accordance with generally accepted accounting principles. CCSC is an AAAHC accredited facility dedicated to delivering excellent ambulatory care in a convenient, comfortable outpatient environment, and its website is www.cranecreeksurgerycenter.com.

●	Up until its sale and leaseback on March 31, 2016, Marina Towers, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida, was owned by our wholly owned subsidiaries, FCID Holdings, Inc. (“FCID Holdings”), which held 99% ownership, and MTMC of Melbourne, Inc., which held 1% ownership. On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved and Marina Towers, LLC became wholly owned by First Choice Healthcare Solutions, Inc. Marina Towers subleases 38,334 square feet of commercial office space to non-affiliated tenants.

New Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues

Total revenues increased 7% to $7,720,353 for the three months ended March 31, 2017 as compared to revenues of $7,241,753 for the same period in the prior year. The increase is primarily attributed by an increase in patient services revenue generated by First Choice Medical Group (“FCMG”), which increased by $552,051, or 24%, after factoring provision for doubtful accounts. In addition, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) patient services revenue increased by $55,681 or 2% and Crane Creek Surgical Center (“Crane Creek”) declined by 6% for the same period last year. Rental revenue decreased by $48,249, totaling $578,363 and $626,612 for the three months ended March 31, 2017 and 2016, respectively.

The provision for doubtful accounts during the first quarter of 2017 totaled $264,996, which represents 3.6% of patient service revenue.

Operating Expenses

Operating expenses include the following:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Salaries and benefits	$3,354,376	$2,780,569
Other operating expenses	2,529,183	2,045,575
General and administrative	1,535,833	1,547,576
Depreciation and amortization	189,488	298,950
Total operating expenses	$7,608,880	$6,672,670

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 21% to $3,354,376 for the three months ended March 31, 2017, compared to $2,780,569 for the three months ended March 31, 2016. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2016 and 2017. Other operating expenses increased 24% to $2,529,183 from $2,045,575 due to the increase in patient service volume from 2016 to 2017 stemming from the addition of new personnel and one-time expenses related to setting up two new physical therapy locations approved to open in May 2017.

General and administrative expenses for the three months ended March 31, 2017 and 2016 remained flat for the periods at $1,535,833 and $1,547,576, respectively.

Depreciation and amortization decreased 37% from $298,950 reported for the three months ended March 31, 2016 to $189,488 reported for the three months ended March 31, 2017. The decrease is primarily due to the sale/leaseback of our Marina Towers office building in first quarter 2016.

Net Income from Operations

The decrease in net income from operations, for the reasons stated above, for the three months ended March 31, 2017 decreased 80% to $111,473, which compared to $569,083 for the same period in the prior year.

Gain on Sale of Property and Improvements

Effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In connection with the sale, we reported a one-time gain on sale of property of $9,188,968 for the three months ended March 31, 2016.

Interest Expense

Interest expense decreased 82% to $32,074 for the three months ended March 31, 2017, which compared to $181,135 for the three months ended March 31, 2016. The decrease primarily is due to payoff of our Marina Towers mortgage in the first quarter of 2016 and a reduction of 56% of the accounts receivable line of credit with CT Capital at the end of 2016 as compared to the same period last year.

Net Income

As a result of all the above, we reported net income of $202,519 for the three months ended March 31, 2017 as compared to net income from $9,566,941 reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net income (loss) by segment for the three months ended March 31, 2017 and 2016, respectively.

With the aforementioned sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third party tenants of Marina Towers under the “Corporate” segment for both the 2017 and 2016 comparable reporting periods; and will continue to do so hereafter. The significant fluctuations in the line items are described above.

For the Three Months Ended March 31, 2017:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,860,986	$3,090,579	$1,190,425	$—	$—	$7,141,990
Rental revenue	—	340,076		431,850	(193,563)	578,363
Total Revenue	2,860,986	3,430,655	1,190,425	431,850	(193,563)	7,720,353
Total operating expenses	2,281,437	3,220,159	1,314,924	985,923	(193,563)	7,608,880

Net income (loss) from operations:	$579,549	$210,496	$(124,499)	$(554,073)	$—	$111,473

For the Three Months Ended March 31, 2016:

		The
	FCID	B.A.C.K.			Intercompany
	Medical	Center	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,308,935	$3,034,898	$1,271,308	$—	$—	$6,615,141
Rental revenue	—	358,099		428,246	(159,733)	626,612
Total Revenue	2,308,935	3,392,997	1,271,308	428,246	(159,733)	7,241,753
Total operating expenses	1,789,222	3,045,219	1,183,514	814,448	(159,733)	6,672,670

Net income (loss) from operations:	$519,713	$347,778	$87,794	$(386,202)	$—	$569,083

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $3,901,489 and accounts receivables totaling $10,390,140. This compared to cash of $4,593,638 and accounts receivable of $9,536,830 as of the end of 2016.

The Company believes that the current cash balance and line of credit (see notes, there is $1,400,000 available as of March 31, 2017), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

Net cash used in our operating activities for the three months ended March 31, 2017 totaled $410,408, which compared to net cash provided by our operations for the three months ended March 31, 2016 of $317,224. The decrease in cash used for the three months ended March 31, 2017 was due primarily to increases in our operating assets of $1,480,355 net with increases in our operating liabilities of $422,638 as compared to $881,955 and $17,600 for the three months ended March 31, 2016.

Net cash flows used in investing activities was $173,729 for the three months ended March 31, 2017, compared to $14,942,424 provided by investing activities for the three months ended March 31, 2016. In 2016, we received $15,068,497 net proceeds from the sale of Marina Towers. Purchases of equipment were $173,729 and $126,073 for the three months ended March 31, 2017 and 2016, respectively.

Net cash used in financing activities was $108,012 for three months ended March 31, 2017, compared to net cash used in financing activities of $6,802,647 for the three months ended March 31, 2016. The cash flows used in our financing activities were the result of:

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Proceeds from advances	$—	$90,714
Proceeds from note payable	22,113	—
Proceeds from line of credit	—	372,636
Payments on notes payable	(130,125)	(7,265,997)
Net cash used in financing activities	$(108,012)	$(6,802,647)

On March 31, 2016, in connection with the sale/leaseback transaction of Marina Towers, we paid off the outstanding mortgage balance of $7,223,771.

Our aim is to distinguish our Medical Centers of Excellence from our competition by earning our Centers’ reputations as premier destinations for clinically superior, patient-centric care which is coordinated across our patients’ entire care continuums. By doing so, we deliver more meaningful and collaborative doctor-patient experiences, provide more accurate diagnoses resulting from care coordination, effective treatment plans, faster recoveries, and materially reduced costs.

Based on the dynamic growth taking place on Florida’s Space Coast, we are currently estimating that the total market opportunity for Orthopaedic and Spine care approximates $150 million annually, and we are working towards capturing a larger share of that market. In an effort to fully round out our Space Coast Platform, we have begun exploring opportunities to establish the infrastructure necessary to address a patient’s end-to-end episode of care by offering both pharmacy and home health services. We are also planning to expand the number of PT/OT centers that we operate to provide greater travel convenience for our patients. Currently, we own and operate one state-of-the-art PT/OT center based in Melbourne. We anticipate that in 2017 we will expand to a total of five centers geographically situated across Brevard County, Florida, which extends 72 miles from north to south on Florida’s east coast. Thus far in 2017, we have approval by the State Agency of Healthcare Administration to open two additional centers in May 2017.

Our longer term strategic focus is to grow primarily in select U.S. markets that can accommodate our unique business model. We have estimated there are in excess of 240 locations that might qualify for our model to be implemented. We are now studying and reviewing that list and narrowing it down to the top 10 that we feel would be a good fit to successfully replicating our current Platform. Our growth will be fueled by hiring best-in-class Orthopaedic physicians currently practicing in our target expansion markets. We will identify physicians in those markets that are seeking an alternative to owning and operating their own private practices or being employed by local hospitals. As necessary we will add diagnostic and ancillary services, to include an ambulatory surgery center, MRI, X-Ray, DME and PT/OT will also be added to these platforms.

Our business model is centered on our team of physicians being employees, thereby permitting us to optimize revenue generation from both physicians and ancillary services, while also providing our employed care providers with the ability to utilize our on-site diagnostic and ancillary services. Physician-owned practices, on the other hand, may be subject to prevailing federal regulations (e.g., The Ethics in Patient Referral Act of 1989, as amended; more commonly known as the “Stark Law”), which may limit their ability to refer patients for certain healthcare services provided by entities in which a physician-owner(s) has a financial interest.

We believe that our centralized system of back office operations will continue to allow us to achieve measurable cost and productivity efficiencies as we expand the number of centers and platforms we own and operate. We have specifically designed our centralized back office system to alleviate staff physicians from business administrative responsibilities associated with operating a medical practice or clinic, enabling them to focus strictly on caring for our patients (allowing “Doctors to be Doctors”). This is extremely attractive to physicians who own and manage their own private practices or clinics and devote valuable time and resources towards addressing business concerns – time and resources that might otherwise be spent on treating their patients.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors reported in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 15, 2017	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Timothy K. Skeldon
Timothy K. Skeldon
Chief Financial Officer (Principal Accounting Officer)