Form 10-Q
period 2017-06-30
First Choice Healthcare Solutions, Inc.
filed 2017-08-14
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

As of August 11, 2017, there were 26,828,538 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash (amounts related to VIE of $921,972 and $708,858)	$3,242,006	$4,593,638
Accounts receivable, net (amounts related to VIE of $6,082,888 and $6,010,961)	10,855,735	9,536,830
Employee loans (amounts related to VIE of $491,550 and $491,850)	1,031,044	820,341
Prepaid and other current assets (amounts related to VIE of $453,420 and $329,427)	655,687	422,512
Total current assets	15,784,472	15,373,321

Property, plant and equipment, net of accumulated depreciation of $1,367,489 and $1,165,219 (amounts related to VIE of $653,892 and $693,629)	2,540,364	2,544,816

Other assets (amounts related to VIE of $921,470)	4,047,085	4,227,957

Total assets	$22,371,921	$22,146,094

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $1,622,119 and $1,366,143)	$2,221,316	$2,083,231
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
AMT tax payable	181,029	181,029
Line of credit, short term (amount related to VIE of $439,524)	1,539,524	1,539,524
Notes payable, current portion	277,855	519,452
Unearned revenue	44,037	26,936
Deferred rent, short term portion (amount related to VIE of $237,923)	237,923	237,923
Total current liabilities	4,753,272	4,839,683

Long term liabilities
Deposits held	41,930	41,930
Notes payable, long term portion	15,695	14,531
Deferred rent, long term portion (amount related to VIE of $2,266,195 and $2,214,909)	2,397,337	2,293,594
Total long term liabilities	2,454,962	2,350,055

Total liabilities	7,208,234	7,189,738

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,971,038 and 24,631,327 shares issued; 26,938,650 and 24,631,327 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	26,971	24,631
Additional paid in capital	24,343,291	24,020,610
Treasury stock, 32,388 and 0 common shares, at cost, respectively	(49,954)	—
Accumulated deficit	(10,029,590)	(10,100,534)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	14,290,718	13,944,707
Non-controlling interest (note 10)	872,969	1,011,649
Total equity	15,163,687	14,956,356

Total liabilities and equity	$22,371,921	$22,146,094

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues:
Patient Service Revenue	$7,870,271	$7,290,456	$15,277,257	$14,168,121
Allowance for bad debts	(239,354)	(267,194)	(504,350)	(529,718)
Net patient service revenue less provision for bad debts	7,630,917	7,023,262	14,772,907	13,638,403
Rental Revenue	583,774	629,838	1,162,137	1,256,450
Total Revenue	8,214,691	7,653,100	15,935,044	14,894,853

Operating expenses:
Salaries and benefits	3,591,451	3,139,042	6,945,827	5,919,611
Other operating expenses	2,631,823	2,428,310	5,161,006	4,473,885
General and administrative	2,018,819	1,680,807	3,554,652	3,228,383
Depreciation and amortization	193,424	136,800	382,912	435,750
Total operating expenses	8,435,517	7,384,959	16,044,397	14,057,629

Net (loss) income from operations	(220,826)	268,141	(109,353)	837,224

Other income (expense):
Gain on sale of property and improvements	—	23,378	—	9,212,346
Miscellaneous income (expense)	53,696	46,812	103,798	105,669
Amortization of financing costs	—	(329)	—	(15,654)
Interest expense, net	(30,107)	(51,053)	(62,181)	(232,188)
Total other income	23,589	18,808	41,617	9,070,173

Net (loss) income before provision for income taxes	(197,237)	286,949	(67,736)	9,907,397

Income taxes (benefit)	—	—	—	—

Net (loss) income	(197,237)	286,949	(67,736)	9,907,397

Non-controlling interest (note 10)	65,662	(133,812)	138,680	(187,319)

NET (LOSS) INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$(131,575)	$153,137	$70,944	$9,720,078

Net (loss) income per common share, basic	$(0.00)	$0.01	$(0.00)	$0.42

Net (loss) income per common share, diluted	$(0.00)	$0.01	$(0.00)	$0.36

Weighted average number of common shares outstanding, basic	26,843,848	23,862,943	26,549,810	23,374,625

Weighted average number of common shares outstanding, diluted	26,843,848	27,196,277	27,349,810	26,707,959

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017

			Additional			Non-
	Common stock		Paid in	Treasury	Accumulated	controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance, December 31, 2016	24,631,327	24,631	24,020,610	—	(10,100,534)	1,011,649	14,956,356
Common stock issued in settlement of convertible debt, previously accrued	1,866,667	1,867	(1,867)	—	—	—	—
Common stock issued for services rendered	167,044	167	198,206	—	—	—	198,373
Purchase of 32,388 shares of Company’s common stock at average cost of $1.54 per share	—	—	—	(49,954)	—	—	(49,954)
Stock based compensation	306,000	306	126,342	—	—	—	126,648
Net income	—	—	—	—	70,944	(138,680)	(67,736)
Balance, June 30, 2017 (unaudited)	26,971,038	$26,971	$24,343,291	$(49,954)	$(10,029,590)	$872,969	$15,163,687

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(67,736)	$9,907,397
Adjustments to reconcile net(loss) income to cash used in operating activities:
Depreciation and amortization	382,912	435,750
Amortization of financing costs	—	15,654
Bad debt expense	504,350	529,718
Gain on sale of property	—	(9,212,346)
Common stock issued in connection with loan extension	—	92,000
Stock based compensation	325,021	334,433
Changes in operating assets and liabilities:
Accounts receivable	(1,823,255)	(2,275,252)
Prepaid expenses and other current assets	(233,175)	95,617
Restricted funds	—	359,414
Employee loans	(210,703)	(412,113)
Accounts payable and accrued expenses	138,085	(650,425)
Settlement payable	—	(600,000)
Deposits	—	(22,698)
Deferred rent	103,743	145,038
Unearned income	17,101	(16,350)
Net cash used in operating activities	(863,657)	(1,274,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	—	15,113,497
Purchase of equipment	(197,588)	(149,507)
Net cash (used in) provided by investing activities	(197,588)	14,963,990

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) of advances	—	(43,082)
Proceeds from notes payable	22,113	—
Proceeds from line of credit	—	372,636
Purchase of treasury stock	(49,954)	—
Payments on notes payable	(262,546)	(7,828,777)
Net cash used in financing activities	(290,387)	(7,499,223)

Net (decrease) increase in cash and cash equivalents	(1,351,632)	6,190,604
Cash and cash equivalents, beginning of period	4,593,638	1,594,998

Cash and cash equivalents, end of period	$3,242,006	$7,785,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$62,181	$237,943
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$—	$597,067

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 — BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of June 30, 2017 and 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2017.

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

June 30, 2017

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

Non-controlling interests relate to the third-party ownership in a consolidated entity in which the Company has a controlling interest. For financial reporting purposes, the entity’s assets, liabilities, and operations are consolidated with those of the Company, and the non-controlling interest in the entity is included in the Company’s consolidated financial statements as a component of total equity.

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

June 30, 2017

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of customer risk and accounts receivable risk. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management. Revenues and accounts receivable are concentrated between two major payers with the approximate risk level outlined below.

Concentration of Risk
	Three and six months ended June 30,
	2017	2016
Revenue Concentration
Medicare	35.0%	30.0%
Commercial Payor 1	22.0%	21.0%

	June 30,	Dec 31,
	2017	2016
Receivable Concentration
Medicare	34.6%	27.0%
Commercial Payor 1	15.5%	19.8%
Commercial Payor 2	12.4%	11.9%

Accounts receivables

As of June 30, 2017 and December 31, 2016, the Company’s allowance for bad debts was $3,455,094 and $3,680,837, respectively.

Net (loss) income per share

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(131,575)	$153,137	$70,944	$9,720,078

Denominator:
Weighted-average common shares, basic	26,843,848	23,862,943	26,549,810	23,374,625
Weighted-average common shares, diluted	26,843,848	27,196,277	27,349,810	26,707,959

Basic:	$(0.00)	$0.01	$0.00	$0.42

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

The diluted earnings per common share included the effect of 3,333,333 common shares issuable upon the conversion of debt for the three and six months ended June 30, 2016.The computation excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive common shares from convertible debt and from employee equity plans and issued warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options are were excluded from the computation of the diluted net income per share because their inclusion would be anti-dilutive. In addition, there were no vested restrict stock for periods presented. Potentially dilutive securities excluded from the basic and diluted net income per share are as follows:

	June 30,
	2017	2016
Convertible line of credit	800,000	—
Warrants to purchase common stock	1,875,000	4,324,630
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	660,000	150.000
	6,335,000	7,474,630

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity.

Reclassification

Certain reclassifications have been made to prior period’s data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company is assessing the impact of this new standard on its financial statements and has not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this new standard on its financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 4 — OTHER ASSETS

Other assets are comprised of the following:

	June 30, 2017	December 31, 2016
Goodwill (amount relating to VIE of $899,465)	$899,465	$899,465
Deferred costs, net of amortization of $699,062 and $537,740	2,527,365	2,688,687
Patient list, net of accumulated amortization of $105,000 and $95,000	195,000	205,000
Patents, net of accumulated amortization of $66,850 and $57,300	219,650	229,200
Investments (amounts related to VIE of $22,005)	22,005	22,005
Deferred tax asset	181,029	181,029
Deposits	2,571	2,571
Total other assets	$4,047,085	$4,227,957

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

As of June 30, 2017 and December 31, 2016, the outstanding balance was $1,100,000 and the remaining principal amount the Lender can convert into common stock is $600,000, subject to the limitations set forth above. The balance available on the line of credit is $1,400,000 as of June 30, 2017.

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of June 30, 2017, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of June 30, 2017 and December 31, 2016, the outstanding balance on the Loan was $439,524.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 7 — CAPITAL STOCK

During the six months ended June 30, 2017, the Company issued an aggregate of 306,000 shares of its common stock to officers, employees and service providers at an aggregate fair value of $301,840, which were earned and expensed in 2016.

During the six months ended June 30, 2017, the Company issued an aggregate of 167,044 shares of its common stock to service providers at an aggregate fair value of $198,373.

During the six months ended June 30, 2017, the Company issued 1,866,667 shares of its common stock in exchange for $1,400,000 in convertible debt. The value of shares was recorded as a share issuance liability as of December 31, 2016.

Treasury stock

In May 2017, the Board of Directors authorized a share repurchase of up to one million shares of the Corporation’s common stock, the “Repurchase Plan”. The Repurchase Plan does not have formal end date but will automatically terminate (a) when the aggregate number of shares purchase reach one million shares, (b) two business days after notice of termination, (c) the commencement of any voluntary or involuntary case or other proceeding seeking liquidation, reorganization or relief under any bankruptcy, insolvency or similar law or seeking the appointment of a trustee, receiver or other similar official or the taking of any corporate action by the Company to authorize any of the foregoing and (d) the public announcement of a tender offer or exchange offer for the Company securities of a merger, acquisition, recapitalization or other similar business combination which as a result the Company’s equity securities would be exchanged for or converted into cash, securities or other property.

Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash and the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. As of June 30, 2017 the Company had purchased 32,388 shares at an average purchase price of $1.54 per share, for aggregate proceeds of $49,954.

NOTE 8 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the six months ended June 30, 2017:

Restricted shares units issued as of December 31, 2016	660,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at June 30, 2017	660,000
Vested at June 30, 2017	—
Unvested restricted shares as of June 30, 2017	660,000

At June 30, 2017, the Company determined that there is a 100% probability the performance based restricted stock units will be earned. The fair value of all restricted stock units vesting during the three and six months ended June 30, 2017 of $63,324 and $126,647, respectively, was charged to current period operations.Stock-based compensation expense related to restricted stock units was $-0- for the three and six months ended June 30, 2016.

As of June 30, 2017, stock-based compensation related to restricted stock awards of $425,506 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.88 years.

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

June 30, 2017

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Current assets:
Cash	$608,790	$355,491
Accounts receivable	4,860,247	4,830,054
Other current assets	827,864	691,847
Total current assets	6,296,901	5,877,392
Property and equipment, net	75,245	70,444
Other assets	22,005	22,005
Total assets	$6,394,151	$5,969,841
Current liabilities:
Accounts payable and accrued liabilities	$987,774	$904,684
Due to First Choice Healthcare Solutions, Inc.	3,159,066	2,867,539
Other current liabilities	677,447	677,446
Total current liabilities	4,824,287	4,449,669
Long term debt	1,708,550	1,658,858
Total liabilities	6,532,837	6,108,527
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$6,394,151	$5,969,841

Total revenues from The B.A.C.K. Center were $3,539,460 and $6,970,115 for the three and six months ended June 30, 2017. Related expenses consisted primarily of salaries and benefits of $1,814,747 and $3,533,464, other operating expense of $820,023 and $1,676,505, general and administrative expenses of $821,101 and $1,541,333, depreciation of $6,238 and $12,400, interest and financing costs of $4,481 and $8,385; and other income of $45,667 and $91,351 for the three and six months ended June 30, 2017, respectively. (See Note 11 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $3,562,161 and $6,955,158 for the three and six months ended June 30, 2016. Related expenses consisted primarily of salaries and benefits of $1,762,710 and $3,220,621, other operating expenses of $782,619 and$1,564,117, general and administrative expenses of $769,315 and $1,492,807, depreciation of $5,701 and $11,216, interest and financing costs of $3,947 and $7,394; and other income of $44,506 and $101,231 for the three and six months ended June 30, 2016, respectively. (See Note 11 – Segment Reporting)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Crane Creek Surgery Center

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

The tables below summarize the assets and liabilities associated with the Crane Creek as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Current assets:
Cash	$313,182	$353,367
Accounts receivable	1,222,641	1,180,907
Other current assets	116,757	129,430
Total current assets	1,652,580	1,663,704
Property and equipment, net	578,647	623,185
Goodwill	899,465	899,465
Total assets	$3,130,692	$3,186,354
Current liabilities:
Accounts payable and accrued liabilities	$635,366	$461,489
Other current liabilities	251,588	251,588
Total current liabilities	886,954	713,077
Deferred rent	557,645	556,051
Total liabilities	1,444,599	1,269,128

Equity-First Choice Healthcare Solutions, Inc.	674,438	766,891
Non-controlling interest	1,011,655	1,150,335
Total liabilities and deficit	$3,130,692	$3,186,354

Total revenues from Crane Creek were $1,248,252 and $2,438,677 for the three and six months ended June 30, 2017. Related expenses consisted primarily of salaries and benefits of $293,208 and $591,507, practice supplies and operating expenses of $875,132 and $1,727,254, general and administrative expenses of $168,009 and $304,363, depreciation of $28,145 and $56,294, interest expense of $473 and $1,339 and miscellaneous income of $7,279 and $10,947 for the three and six months ended June 30, 2017, respectively. (See Note 11 – Segment Reporting)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Total revenues from Crane Creek were $1,446,053 and $2,717,361 for the three and six months ended June 30, 2016. Related expenses consisted primarily of salaries and benefits of $314,056 and $607,393, practice supplies and operating expenses of $830,261 and $1,539,907, general and administrative expenses of $125,893 and $235,168, depreciation of $(22,244) and $49,012, interest expense of $1,361 and $10,087, gain on sale of equipment of $23,378 and $23,378 and miscellaneous income of $1,556 and $2,938 for the three and six months ended June 30, 2016, respectively. (See Note 11 – Segment Reporting)

NOTE 10 — NON-CONTROLLING INTEREST

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

A reconciliation of the non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended June 30, 2017:

Net income	$118,537
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the six months ended June 30, 2017:

Net income	$289,379
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net loss attributable to non-controlling interest for the three months ended June 30, 2016:

Net income	$133,258
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net loss attributable to non-controlling interest for the six months ended June 30, 2016:

Net income	$461,999
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest from December 31, 2016 through June 30, 2017:

Balance, December 31, 2016	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, June 30, 2017	$(138,686)

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

A reconciliation of the non-controlling income attributable to the Company:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Net loss attributable to non-controlling interest for the three months ended June 30, 2017:

Net loss	$(109,435)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(65,662)

Net loss attributable to non-controlling interest for the six months ended June 30, 2017:

Net loss	$(231,133)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(138,680)

Net income attributable to non-controlling interest for the three months ended June 30, 2016:

Net income	$223,021
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$133,812

Net income attributable to non-controlling interest for the six months ended June 30, 2016:

Net income	$312,198
Average non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$187,319

The following table summarizes the changes in non-controlling interest from December 31, 2016 through June 30, 2017:

Balance, December 31, 2016	1,150,335
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	(138,680)
Balance, June 30, 2017	$1,011,655

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

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Loss for the three months ended June 30, 2017:

	FCID	Brevard.			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,186,892	$3,195,773	$1,248,252	$—	$—	$7,630,917
Rental revenue	—	343,687		443,267	(203,180)	583,774
Total Revenue	3,186,892	3,539,460	1,248,252	443,267	(203,180)	8,214,691

Operating expenses:
Salaries & benefits	1,242,713	1,814,747	293,208	240,783	—	3,591,451
Other operating expenses	704,940	820,023	875,132	420,076	(188,348)	2,631,823
General and administrative	619,974	740,940	168,009	504,728	(14,832)	2,018,819
Depreciation and amortization	73,480	6,238	28,145	85,561	—	193,424
Total operating expenses	2,641,107	3,381,948	1,364,494	1,251,148	(203,180)	8,435,517

Net income (loss) from operations:	545,785	157,512	(116,242)	(807,881)	—	(220,826)

Interest income (expense)	(24,743)	(4,481)	(473)	(410)	—	(30,107)
Other income (expense)	—	45,667	7,279	750	—	53,696

Net Income (loss) before income taxes:	521,042	198,698	(109,436)	(807,541)	—	(197,237)

Income taxes	—			—	—	—

Net income (loss)	521,042	198,698	(109,436)	(807,541)	—	(197,237)

Non-controlling interest	—	—	65,662	—	—	65,662

Net income (loss) attributable to First Choice Healthcare Solutions	$521,042	$198,698	$(43,774)	$(807,541)	$—	$(131,575)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Summary Statement of Loss for the six months ended June 30, 2017:

	FCID	Brevard
	Metdical	Orthopaedic	CCSC	Corporate		Total
Revenue:
Net Patient Service Revenue	$6,047,878	$6,286,352	$2,438,677	$—	$—	$14,772,907
Rental revenue	—	683,763		875,117	(396,743)	1,162,137
Total Revenue	6,047,878	6,970,115	2,438,677	875,117	(396,743)	15,935,044

Operating expenses:
Salaries & benefits	2,337,949	3,533,464	591,507	482,907		6,945,827
Other operating expenses	1,296,091	1,676,505	1,727,254	828,937	(367,781)	5,161,006
General and administrative	1,145,283	1,379,738	304,363	754,230	(28,962)	3,554,652
Depreciation and amortization	143,221	12,400	56,294	170,997	—	382,912
Total operating expenses	4,922,544	6,602,107	2,679,418	2,237,071	(396,743)	16,044,397

Net income (loss) from operations:	1,125,334	368,008	(240,741)	(1,361,954)	—	(109,353)

Interest income (expense)	(52,301)	(8,385)	(1,339)	(156)	—	(62,181)
Other income (expense)	—	91,351	10,947	1,500	—	103,798

Net Income (Loss) before income taxes:	1,073,033	450,974	(231,133)	(1,360,610)	—	(67,736)

Income taxes	—			—	—	—

Net income (Loss)	1,073,033	450,974	(231,133)	(1,360,610)	—	(67,736)

Non-controlling interest	—	—	138,680	—	—	138,680

Net income (loss) attributable to First Choice Healthcare Solutions	$1,073,033	$450,974	$(92,453)	$(1,360,610)	$—	$70,944

Summary Statement of Income for the three months ended June 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,377,400	$3,199,809	$1,446,053	$—	$—	$7,023,262
Rental revenue	—	362,352		267,486	—	629,838
Total Revenue	2,377,400	3,562,161	1,446,053	267,486	—	7,653,100

Operating expenses:
Salaries & benefits	871,446	1,762,710	314,056	190,830	—	3,139,042
Other operating expenses	327,576	854,934	830,261	415,539	—	2,428,310
General and administrative	321,823	769,315	125,893	463,776	—	1,680,807
Depreciation and amortization	67,907	5,701	(22,244)	85,436	—	136,800
Total operating expenses	1,588,752	3,392,660	1,247,966	1,155,581	—	7,384,959

Net income (loss) from operations:	788,648	169,501	198,087	(888,095)	—	268,141

Interest income (expense)	(54,805)	(3,618)	(1,361)	8,731	—	(51,053)
Amortization of financing costs	—	(329)	—	—	—	(329)
Gain on sale of property	—	—	23,378	—	—	23,378
Other income (expense)	—	44,506	1,556	750	—	46,812

Net Income (loss) before income taxes:	733,843	210,060	221,660	(878,614)	—	286,949

Income taxes	—			—	—	—

Net income (loss)	733,843	210,060	221,660	(878,614)	—	286,949

Non-controlling interest	—	—	(133,812)	—	—	(133,812)

Net income (loss) attributable to First Choice Healthcare Solutions	$733,843	$210,060	$87,848	$(878,614)	$—	$153,137

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

Summary Statement of Income for the six months ended June 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$4,686,335	$6,234,707	$2,717,361	$—	$—	$13,638,403
Rental revenue	—	720,451		695,732	(159,733)	1,256,450
Total Revenue	4,686,335	6,955,158	2,717,361	695,732	(159,733)	14,894,853

Operating expenses:
Salaries & benefits	1,700,666	3,220,621	607,393	390,931	—	5,919,611
Other operating expenses	858,983	1,713,235	1,539,907	521,493	(159,733)	4,473,885
General and administrative	683,626	1,492,807	235,168	816,782	—	3,228,383
Depreciation and amortization	134,699	11,216	49,012	240,823	—	435,750
Total operating expenses	3,377,974	6,437,879	2,431,480	1,970,029	(159,733)	14,057,629

Net income (loss) from operations:	1,308,361	517,279	285,881	(1,274,297)	—	837,224

Interest income (expense)	(111,623)	(6,077)	(10,087)	(104,401)	—	(232,188)
Amortization of financing costs	—	(1,317)	—	(14,337)	—	(15,654)
Gain on sale of property	—	—	23,378	9,188,968	—	9,212,346
Other income (expense)	—	101,231	2,938	1,500	—	105,669

Net Income (loss) before income taxes:	1,196,738	611,116	302,110	7,797,433	—	9,907,397

Income taxes	—			—	—	—

Net income (loss)	1,196,738	611,116	302,110	7,797,433	—	9,907,397

Non-controlling interest	—	—	(187,319)	—	—	(187,319)

Net income (loss) attributable to First Choice Healthcare Solutions	$1,196,738	$611,116	$114,791	$7,797,433	$—	$9,720,078

NOTE 12 – SUBSEQUENT EVENTS

On July 21, 2017, the Company returned 142,500 shares to treasury. The shares were originally issued on July 8 2015 for services to be rendered to the Company. As a result of contract cancellation the shares were returned.

On July 21, 2017, the Company and Mr. Timothy Skelton entered into a Separation and General Release Agreement. The agreement calls for Mr. Skelton to resign from his position as Chief Financial Officer, assist with the preparation of the second quarter 10Q filing and provide consulting services to the incoming Chief Financial Officer. For consideration for the above the Company has agreed to pay Mr. Skelton $25,000 in cash for meeting certain performance criteria while an employee and to award 11,100 shares of Common Stock.

During July and August the Company continued its “Repurchase Plan” in the open market and purchased an additional 62,438 shares at an average purchase price of $1.50 per share, for aggregate proceeds of $93,824. The total aggregate shares purchased under the “Repurchase Plan” total 94,826 shares at an average purchase price of $1.52, for aggregate proceeds of $143,722.

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

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern region of the United States. By centralizing current and future Centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and achieve scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. As of June 30, 2017, we had 166 employees, including 13 doctors and nine physician assistants.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Revenues

Total revenues increased 7% to $8,214,691 for the three months ended June 30, 2017 as compared to revenues of $7,653,100 for the same period in the prior year. The increase is primarily attributed by an increase in patient services revenue generated by First Choice Medical Group (“FCMG”), which increased by $809,492, or 34%, after factoring provision for doubtful accounts. In addition, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) patient services revenue declined by $4,036 and Crane Creek Surgical Center (“Crane Creek”) declined by 14% for the same period last year. Rental revenue decreased by $46,064, totaling $583,774 and $629,838 for the three months ended June 30, 2017 and 2016, respectively.

The provision for doubtful accounts during the second quarter of 2017 totaled $239,354, which represents 3.0% of patient service revenue.

Operating Expenses

Operating expenses include the following:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Salaries and benefits	$3,591,451	$3,139,042
Other operating expenses	2,631,823	2,428,310
General and administrative	2,018,819	1,680,807
Depreciation and amortization	193,424	136,800
Total operating expenses	$8,435,517	$7,384,959

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 14% to $3,591,451 for the three months ended June 30, 2017, compared to $3,139,042 for the three months ended June 30, 2016. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2016 and 2017. Other operating expenses increased 8% to $2,631,823 from $2,428,310 due to the increase in patient service volume from 2016 to 2017 stemming from the addition of new personnel and one-time expenses related to setting up two new physical therapy locations approved to open in May 2017.

General and administrative expenses increased to 20% to $2,018,819for the three months ended June 30, 2017 as compared to $1,680,807 for the three months ended June 30, 2016. The increase primarily due to increased service provider costs in 2017 as compared to 2016as a result of adding three orthopaedic doctors and their staff, and the opening of two new physical therapy centers.

Depreciation and amortization increased41% from $136,800 reported for the three months ended June 30, 2016 to $193,424 reported for the three months ended June 30, 2017. The increase is primarily due to replacement of equipment in 2017.

Net Income (Loss) from Operations

The net (loss) income from operations was $(220,826) compared to $268,141 for the same period in 2016, a decrease of 182%.

Interest Expense

Interest expense decreased 41% to $30,107 for the three months ended June 30, 2017, which compared to $51,053 for the three months ended June 30, 2016. The decrease primarily is due to reduction in notes and a reduction of 56% of the accounts receivable line of credit with CT Capital at the end of 2016 as compared to the same period last year.

Net (Loss) Income

As a result of all the above, we reported net loss of $(131,575) for the three months ended June 30, 2017 as compared to net income from $153,137 reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net income (loss) by segment for the three months ended June 30, 2017 and 2016, respectively.

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

For the Three Months Ended June 30, 2017:

	FCID	Brevard.			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,186,892	$3,195,773	$1,248,252	$—	$—	$7,630,917
Rental revenue	—	343,687		443,267	(203,180)	583,774
Total Revenue	3,186,892	3,539,460	1,248,252	443,267	(203,180)	8,214,691
Total operating expenses	2,641,107	3,381,948	1,364,494	1,251,148	(203,180)	8,435,517

Net income (loss) from operations:	545,785	157,512	(116,242)	(807,881)	—	(220,826)

For the Three Months Ended June 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,377,400	$3,199,809	$1,446,053	$—	$—	$7,023,262
Rental revenue	—	362,352		267,486	—	629,838
Total Revenue	2,377,400	3,562,161	1,446,053	267,486	—	7,653,100
Total operating expenses	1,588,752	3,392,660	1,247,966	1,155,581	—	7,384,959

Net income (loss) from operations:	788,648	169,501	198,087	(888,095)	—	268,141

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Revenues

Total revenues increased 7% to $15,935,044 for the six months ended June 30, 2017 as compared to revenues of $14,894,853 for the same period in the prior year. The increase is primarily attributed by an increase in patient services revenue generated by First Choice Medical Group (“FCMG”), which increased by $1,361,543, or 29%, after factoring provision for doubtful accounts. In addition, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) patient services revenue increased by $51,645 and Crane Creek Surgical Center (“Crane Creek”) declined by 10% for the same period last year. Rental revenue decreased by $94,313, totaling $1,162,137 and $1,256,450 for the six months ended June 30, 2017 and 2016, respectively.

The provision for doubtful accounts during the first half of 2017 totaled $504,350, which represents 3.3% of patient service revenue.

Operating Expenses

Operating expenses include the following:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Salaries and benefits	$6,945,827	$5,919,611
Other operating expenses	5,161,006	4,473,885
General and administrative	3,554,652	3,228,383
Depreciation and amortization	382,912	435,750
Total operating expenses	$16,044,397	$14,057,629

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 17% to $6,945,827 for the six months ended June 30, 2017, compared to $5,919,611 for the six months ended June 30, 2016. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2016 and 2017. Other operating expenses increased 15% to $5,161,006 from $4,473,885 due to the increase in patient service volume from 2016 to 2017 stemming from the addition of new personnel and one-time expenses related to setting up two new physical therapy locations approved to open in May 2017.

General and administrative expenses increased to 10% to $3,554,652for the six months ended June 30, 2017 as compared to $3,228,383 for the six months ended June 30, 2016. The increase primarily due to increased service provider costs in 2017 as compared to 2016.

Depreciation and amortization decreased 12% from $435,750 reported for the six months ended June 30, 2016 to $382,912 reported for the six months ended June 30, 2017. The decrease is primarily due to the sale/leaseback of our Marina Towers office building in first quarter 2016.

Net Income (Loss) from Operations

The net (loss) income from operations was $(109,353) compared to $821,570 for the same period in 2016.

Gain on Sale of Property and Improvements

Effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In connection with the sale, we reported a one-time gain on sale of property of approximately $9.2 million for the six months ended June 30, 2016.

Interest Expense

Interest expense decreased 73% to $62,181 for the six months ended June 30, 2017, which compared to $232,188 for the six months ended June 30, 2016. The decrease primarily is due to payoff of our Marina Towers mortgage in the first quarter of 2016 and a reduction of 56% of the accounts receivable line of credit with CT Capital at the end of 2016 as compared to the same period last year.

Net Income

As a result of all the above, we reported net income of $70,944 for the six months ended June 30, 2017 as compared to net income from $9,720,078 reported for the same six-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net income (loss) by segment for the six months ended June 30, 2017 and 2016, respectively.

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

For the Six Months Ended June 30, 2017:

	FCID	Brevard.			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$6,047,878	$6,286,352	$2,438,677	$—	$—	$14,772,907
Rental revenue	—	683,763		875,117	(396,743)	1,162,137
Total Revenue	6,047,878	6,970,115	2,438,677	875,117	(396,743)	15,935,044
Total operating expenses	4,922,544	6,602,107	2,679,418	2,237,071	(396,743)	16,044,397

Net income (loss) from operations:	1,125,334	368,008	(240,741)	(1,361,954)	—	(109,353)

For the Six Months Ended June 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$4,686,335	$6,234,707	$2,717,361	$—	$—	$13,638,403
Rental revenue	—	720,451		695,732	(159,733)	1,256,450
Total Revenue	4,686,335	6,955,158	2,717,361	695,732	(159,733)	14,894,853
Total operating expenses	3,377,974	6,437,879	2,431,480	1,970,029	(159,733)	14,057,629

Net income (loss) from operations:	1,308,361	517,279	285,881	(1,274,297)	—	837,224

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $3,242,006 and accounts receivables, net totaling $10,855,735. This compared to cash of $4,593,638 and accounts receivable, net of $9,536,830 as of the end of 2016.

The Company believes that the current cash balance and line of credit (see notes, there is $1,400,000 available as of June 30, 2017), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

Net cash used in our operating activities for the six months ended June 30, 2017 totaled $863,957, which compared to net cash used in our operations for the six months ended June 30, 2016 of $1,274,163. The decrease in cash used for the six months ended June 30, 2017 was due primarily to increases in our operating assets of $2,267,133 net with increases in our operating liabilities of $258,929 as compared to $2,232,334 and $1,144,435 for the six months ended June 30, 2016.

Net cash flows used in investing activities was $197,588 for the six months ended June 30, 2017, compared to $14,963,990 provided by investing activities for the six months ended June 30, 2016. In 2016, we received $15,113,497 net proceeds from the sale of Marina Towers. Purchases of equipment were $197,588 and $149,507 for the six months ended June 30, 2017 and 2016, respectively.

Net cash used in financing activities was $290,387 for six months ended June 30, 2017, compared to net cash used in financing activities of $7,499,223 for the six months ended June 30, 2016. The cash flows used in our financing activities were the result of:

	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Payments for advances	$—	$(43,082)
Proceeds from note payable	22,113	—
Proceeds from line of credit	—	372,636
Purchase of treasury stock	(49,954)
Payments on notes payable	(262,546)	(7,828,777)
Net cash used in financing activities	$(290,387)	$(7,499,223)

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

Based on the dynamic growth taking place on Florida’s Space Coast, we are currently estimating that the total market opportunity for Orthopaedic and Spine care approximates $150 million annually, and we are working towards capturing a larger share of that market. In an effort to fully round out our Space Coast Platform, we have begun exploring opportunities to establish the infrastructure necessary to address a patient’s end-to-end episode of care by offering both pharmacy and home health services. We are also planning to expand the number of PT/OT centers that we operate to provide greater travel convenience for our patients. Currently, we own and operate one state-of-the-art PT/OT center based in Melbourne. We anticipate that in 2017 we will expand to a total of five centers geographically situated across Brevard County, Florida, which extends 72 miles from north to south on Florida’s east coast. Thus far in 2017, we have approval by the State Agency of Healthcare Administration to open two additional centers since May 2017.

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

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements, further management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

On July 27, 2017, the Company announced that it appointed Phillip J. Keller as its Chief Financial Officer and Corporate Secretary, who assumed the position on July 24, 2017. Mr. Keller succeeds Timothy K Skeldon, who has elected to resign as the Chief Financial Officer and Corporate Secretary, effective July 21, 2017.

There have been no other changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 14, 2017	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer (Principal Accounting Officer)