Form 10-Q
period 2017-09-30
First Choice Healthcare Solutions, Inc.
filed 2017-11-09
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

As of November 3, 2017, there were 26,873,538 shares outstanding of the registrant’s Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash (amounts related to VIE of $1,118,749 and $708,858)	$2,695,482	$4,593,638
Cash -restricted (amounts related to VIE of $6,522,191)	6,522,191	—
Accounts receivable, net (amounts related to VIE of $6,131,720 and $6,010,961)	11,119,757	9,536,830
Employee loans (amounts related to VIE of $490,900 and $491,850)	1,129,131	820,341
Prepaid and other current assets (amounts related to VIE of $418,435 and $329,427)	646,184	422,512
Total current assets	22,112,745	15,373,321
Property, plant and equipment, net of accumulated depreciation of $1,640,400 and $1,165,219 (amounts related to VIE of $506,621 and $693,629)	2,353,150	2,544,816
Other assets (amounts related to VIE of $921,470 and $921,470)	3,956,649	4,227,957
Total assets	$28,422,544	$22,146,094

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $1,867,340 and $1,366,143)	$2,499,396	$2,083,231
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
AMT tax payable	181,029	181,029
Settlement payable, due to non-controlling interest (amount related to VIE of $6,521,655)	6,521,655	—
Line of credit, short term (amount related to VIE of $440,024 and $439,524)	1,540,024	1,539,524
Notes payable, current portion	158,518	519,452
Unearned revenue	44,638	26,936
Deferred rent, short term portion (amount related to VIE of $45,203 and $237,923)	105,171	237,923
Total current liabilities	11,302,019	4,839,683

Long term debt:
Deposits held	41,930	41,930
Notes payable, long term portion	64,583	14,531
Deferred rent, long term portion (amount related to VIE of $2,484,558 and $2,214,909)	2,556,515	2,293,594
Total long term debt	2,663,028	2,350,055
Total liabilities	13,965,047	7,189,738
Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,828,538 and 24,631,327 shares issued; 26,699,847 and 24,631,327 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	26,829	24,631
Additional paid in capital	24,492,194	24,020,610
Treasury stock, 128,691 and 0 common shares, at cost, respectively	(187,121)	—
Accumulated deficit	(10,469,988)	(10,100,534)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	13,861,914	13,944,707
Non-controlling interest (note 10)	595,583	1,011,649
Total equity	14,457,497	14,956,356
Total liabilities and equity	$28,422,544	$22,146,094

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Patient Service Revenue	$7,333,547	$7,403,084	$22,610,804	$21,571,205
Allowance for bad debts	(206,502)	(319,319)	(710,852)	(849,037)
Net patient service revenue less provision for bad debts	7,127,045	7,083,765	21,899,952	20,722,168
Rental Revenue	561,448	585,978	1,723,585	1,842,428
Total Revenue	7,688,493	7,669,743	23,623,537	22,564,596

Operating expenses:
Salaries and benefits	3,609,494	3,158,172	10,555,321	9,077,783
Other operating expenses	1,855,642	2,255,334	7,016,648	6,729,219
General and administrative	2,592,989	1,555,151	6,147,641	4,783,534
Depreciation and amortization	361,680	195,821	744,592	631,571
Total operating expenses	8,419,805	7,164,478	24,464,202	21,222,107

Net (loss) income from operations	(731,312)	505,265	(840,665)	1,342,489

Other income (expense):
Gain on sale of property and improvements	—	—	—	9,212,346
Miscellaneous income (expense)	41,153	135,544	144,951	241,213
Amortization financing costs	—	—	—	(15,654)
Interest expense, net	(27,625)	(56,560)	(89,806)	(288,748)
Total other income	13,528	78,984	55,145	9,149,157

Net (loss) income before provision for income taxes	(717,784)	584,249	(785,520)	10,491,646

Income taxes (benefit)	—	—	—	—

Net (loss) income	(717,784)	584,249	(785,520)	10,491,646

Non-controlling interest (note 10)	277,386	(39,309)	416,066	(226,628)

NET (LOSS) INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$(440,398)	$544,940	$(369,454)	$10,265,018

Net (loss) income per common share, basic	$(0.02)	$0.02	$(0.01)	$0.43

Net (loss) income per common share, diluted	$(0.02)	$0.02	$(0.01)	$0.38

Weighted average number of common shares outstanding, basic	26,765,021	24,238,613	26,622,335	23,664,723

Weighted average number of common shares outstanding, diluted	26,765,021	27,751,946	26,622,335	26,998,056

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

			Additional
	Common stock		Paid in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance, December 31, 2016	24,631,327	24,631	24,020,610	—	(10,100,534)	1,011,649	14,956,356
Common stock issued in settlement of convertible debt, previously accrued	1,866,667	1,867	(1,867)	—	—	—	—
Common stock issued for services rendered	167,044	167	198,206	—	—	—	198,373
Common stock previously issued returned to treasury	(142,500)	(142)	142	—	—	—	—
Purchase of 128,691 shares of Company’s common stock at average cost of $1.45 per share	—	—	—	(187,121)	—	—	(187,121)
Stock based compensation	306,000	306	275,103	—	—	—	275,409
Net income	—	—	—	—	(369,454)	(416,066)	(785,520)
Balance, September 30, 2017 (unaudited)	26,828,538	$26,829	$24,492,194	$(187,121)	$(10,469,988)	$595,583	$14,457,497

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(785,520)	$10,491,646
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	744,592	631,571
Amortization of financing costs	—	15,654
Bad debt expense	710,852	849,037
Gain on sale of property	—	(9,212,346)
Stock based compensation	473,782	668,591
Changes in operating assets and liabilities:
Accounts receivable	(2,293,779)	(3,702,212)
Prepaid expenses and other current assets	(223,672)	(129,948)
Restricted funds	—	359,414
Employee loans	(308,790)	(110,716)
Accounts payable and accrued expenses	416,165	(1,718,516)
Settlement payable	—	(600,000)
Deposits	—	(25,502)
Deferred rent	130,169	230,671
Unearned income	17,702	946
Net cash used in operating activities	(1,118,499)	(2,251,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	—	15,113,497
Purchase of equipment	(281,618)	(239,418)
Net cash (used in) provided by investing activities	(281,618)	14,874,079

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) of advances	—	(43,082)
Proceeds from settlement, due to non-controlling interest	6,521,655	—
Proceeds from notes payable	86,713	—
Proceeds from line of credit	500	372,636
Purchase of treasury stock	(187,121)	—
Payments on notes payable	(397,595)	(7,955,886)
Net cash provided by (used in) financing activities	6,024,152	(7,626,332)

Net increase in cash, cash equivalents and restricted cash	4,624,035	4,996,037
Cash and cash equivalents, beginning of period	4,593,638	1,594,998

Cash, cash equivalents and restricted cash, end of period	$9,217,673	$6,591,035

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$90,386	$288,748
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$—	$481,900

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 — BASIS OF PRESENTATION

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from the audited financial statements of First Choice Healthcare Solutions, Inc. (“FCHS” and including, where appropriate, its consolidated subsidiaries and entities in which we have a controlling financial interest, the “Company”), and (b) the unaudited condensed consolidated interim financial statements as of September 30, 2017 and 2016 of the Company (collectively the “Condensed Financials”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model.

Accordingly, the Condensed Financials do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2017.

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

Brevard Orthopedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the “Control Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share to The B.A.C.K. Center employees providing specific qualifications are met. The initial term of the Control Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017. Initial discussions are ongoing to extend the term of the agreement until December 31, 2019.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

The Control Agreement allows the Company to hold the current or potential rights that give it the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. The Company has a controlling financial interest in the VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the structure of the entity, the Company will reconsider whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in the VIE.

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

September 30, 2017

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

Concentration of Risk
Revenue Concentration:
	Three months ended September 30,
	2017	2016
Medicare	33.8%	31.1%
Commercial Payor 1	18.0%	22.0%
Commercial Payor 2	10.7%	12.7%

	Nine months ended September 30,
	2017	2016
Medicare	35.7%	39.8%
Commercial Payor 1	18.4%	16.9%
Commercial Payor 2	11.6%	12.2%

Receivable Concentration:
	September 30,	December 31,
	2017	2016
Medicare	20.6%	27.0%
Commercial Payor 1	15.3%	19.8%
Commercial Payor 2	13.8%	11.9%

Accounts receivables

As of September 30, 2017 and December 31, 2016, the Company’s allowance for bad debts was $3,828,132 and $3,680,837, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Net (loss) income per share

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(440,398)	$544,940	$(369,454)	$10,265,018

Denominator:
Weighted-average common shares, basic	26,765,021	24,238,613	26,622,335	23,664,723
Weighted-average common shares, diluted	26,765,021	27,751,946	26,622,335	26,998,056

Basic:	$(0.02)	$0.02	$(0.01)	$0.43
Diluted:	$(0.02)	$0.02	$(0.01)	$0.38

The diluted earnings per common share included the effect of 3,333,333 common shares issuable upon the conversion of debt for the three and nine months ended September 30, 2016.The computation excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

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

	September 30,
	2017	2016
Convertible line of credit	800,000	—
Warrants to purchase common stock	1,875,000	4,324,630
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	510,000	150.000
	6,185,000	7,474,630

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company is assessing the impact of this new standard on its financial statements and has not yet selected a transition method.

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

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this new standard on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11 on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2016 and 2017 in connection with the planned development of its Healthcare Services Business. Management believes continued growth of earnings before interest, taxes, depreciation and amortization in 2017 will support improved liquidity.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

 NOTE 4 — OTHER ASSETS

Other assets are comprised of the following:

	September 30, 2017	December 31, 2016
Goodwill (amount relating to VIE of $899,465)	$899,465	$899,465
Deferred costs, net of amortization of $779,723 and $537,740	2,446,704	2,688,687
Patient list, net of accumulated amortization of $110,000 and $95,000	190,000	205,000
Patents, net of accumulated amortization of $71,625 and $57,300	214,875	229,200
Investments (amounts related to VIE of $22,005)	22,005	22,005
Deferred tax asset	181,029	181,029
Deposits	2,571	2,571
Total other assets	$3,956,649	$4,227,957

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

As of September 30, 2017 and December 31, 2016, the outstanding balance was $1,100,000 and the remaining principal amount the Lender can convert into common stock is $600,000, subject to the limitations set forth above. The balance available on the line of credit is $1,400,000 as of September 30, 2017.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of September 30, 2017, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of September 30, 2017 and December 31, 2016, the outstanding balance on the Loan was $440,024 and $439,524, respectively.

NOTE 6 — RESTRICTED CASH /SETTLEMENT PAYABLE

During the nine months ended September 30, 2017, the Company received $6,521,655 proceeds from a settlement claim filed under The B.A.C.K. Center. The claim relates to events prior to the Company taking control under the control agreement and is payable to The B.A.C.K. Center’s non-controlling interests. The initial settlement as well as any interest or dividends earned on the cash is classified as restricted cash.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — CAPITAL STOCK

During the nine months ended September 30, 2017, the Company issued an aggregate of 306,000 shares of its common stock to officers, employees and service providers at an aggregate fair value of $275,409, which were earned and expensed in 2016.

During the nine months ended September 30, 2017, the Company issued an aggregate of 167,044 shares of its common stock to service providers at an aggregate fair value of $198,373.

During the nine months ended September 30, 2017, the Company issued 1,866,667 shares of its common stock in exchange for $1,400,000 in convertible debt. The value of shares was recorded as a share issuance liability as of December 31, 2016.

During the nine months ended September 30, 2017, the Company returned and canceled 142,500 shares of common stock. The shares were originally issued on July 8, 2015 for services to the Company. As a result of contract cancellation, the shares were returned and canceled.

On July 21, 2017, the Company and Mr. Timothy Skelton entered into a Separation and General Release Agreement. The agreement called for Mr. Skelton to resign from his position as Chief Financial Officer, assist with the preparation of the second quarter 10Q filing and provide consulting services to the incoming Chief Financial Officer. In consideration for the above (now complete) the Company has paid Mr. Skelton $25,000 in cash and awarded 11,100 shares of Common Stock.

Treasury stock

In May 2017, the Board of Directors authorized a share repurchase of up to one million shares of the Corporation’s common stock, the “Repurchase Plan”. The Repurchase Plan does not have formal end date but will automatically terminate (a) when the aggregate number of shares purchase reach one million shares, (b) two business days after notice of termination, (c) the commencement of any voluntary or involuntary case or other proceeding seeking foregoing and (d) the public announcement of a tender offer or exchange offer for the Company securities of a merger,acquisition, recapitalization or other similar business combination which as a result the Company’s equity securities would be exchanged for or converted into cash, securities or other property.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash and the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. As of September 30, 2017 the Company had purchased 128,691 shares at an average purchase price of $1.45 per share, for aggregate proceeds of $187,121.

NOTE 9 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2017:

Restricted shares units issued as of December 31, 2016	660,000
Granted	—
Forfeited	(150,000)
Total Restricted Shares Issued at September 30, 2017	510,000
Vested at September 30, 2017	—
Unvested restricted shares as of September 30, 2017	510,000

At September 30, 2017, the Company determined that there is a 100% probability the performance based restricted stock units will be earned. The fair value of all restricted stock units vesting during the three and nine months ended September 30, 2017 of $148,761 and $275,408, respectively, was charged to current period operations. Stock-based compensation expense related to restricted stock units was $-0- for the three and nine months ended September 30, 2016.

As of September 30, 2017, stock-based compensation related to restricted stock awards of $790,416 remains unamortized and is expected to be amortized over the weighted average remaining period of 4.23 years.

NOTE 10 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into the Control Agreement with The B.A.C.K. Center, whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice – Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017. Initial discussions are ongoing to extend the term of the agreement until December 31, 2019.

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

September 30, 2017

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Current assets:
Cash	$7,245,821	$355,491
Accounts receivable, net	5,102,122	4,830,054
Other current assets	751,707	691,847
Total current assets	13,099,650	5,877,392
Property and equipment, net	82,232	70,444
Other assets	22,005	22,005
Total assets	$13,203,887	$5,969,841
Current liabilities:
Accounts payable and accrued liabilities	$1,057,841	$904,684
Settlement payable-due to non-controlling interest	6,521,655
Due to First Choice Healthcare Solutions, Inc.	3,351,734	2,867,539
Other current liabilities	485,227	677,446
Total current liabilities	11,416,457	4,449,669
Long term debt	1,926,116	1,658,858
Total liabilities	13,342,573	6,108,527
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$13,203,887	$5,969,841

Total revenues from The B.A.C.K. Center were $3,416,530 and $10,386,645 for the three and nine months ended September 30, 2017. Related expenses consisted primarily of salaries and benefits of $1,646,473 and $5,179,937, other operating expense of $159,917 and $1,836,422, general and administrative expenses of $1,371,014 and $2,750,752, depreciation of $7,256 and $19,656, interest and financing costs of $4,255 and $12,640; and other income of $37,731 and $129,082 for the three and nine months ended September 30, 2017, respectively. (See Note 12 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $3,367,244 and $10,322,402 for the three and nine months ended September 30, 2016. Related expenses consisted primarily of salaries and benefits of $1,571,955 and $4,792,576, general and administrative expenses of $652,858 and $2,145,665, depreciation of $6,281 and $17,497, interest and financing costs of $3,590 and $9,667; and other income of $133,383 and $234,614 for the three and nine months ended September 30, 2016, respectively. (See Note 12 – Segment Reporting)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Crane Creek Surgery Center

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

The tables below summarize the assets and liabilities associated with the Crane Creek as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Current assets:
Cash	$395,119	$353,367
Accounts receivable, net	1,029,598	1,180,907
Other current assets	157,628	129,430
Total current assets	1,582,345	1,663,704
Property and equipment, net	424,389	623,185
Goodwill	899,465	899,465
Total assets	$2,906,199	$3,186,354
Current liabilities:
Accounts payable and accrued liabilities	$810,428	$461,489
Capital leases, short term	11,852
Other current liabilities	251,588	251,588
Total current liabilities	1,073,868	713,077
Capital leases, long term	50,106	—
Deferred rent	558,442	556,051
Total liabilities	1,682,416	1,269,128

Equity-First Choice Healthcare Solutions, Inc.	489,514	766,891
Non-controlling interest	734,269	1,150,335
Total liabilities and deficit	$2,906,199	$3,186,354

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Total revenues from Crane Creek were $1,003,781 and $3,442,458 for the three and nine months ended September 30, 2017. Related expenses consisted primarily of salaries and benefits of $286,526 and $878,033, practice supplies and operating expenses of $863,920 and $2,591,174, general and administrative expenses of $123,091 and $427,454, depreciation of $193,853 and $250,147, interest expense of $1,373 and $2,712 and miscellaneous income of $2,672 and $13,619 for the three and nine months ended September 30, 2017, respectively. (See Note 12 – Segment Reporting)

Total revenues from Crane Creek were $1,125,839 and $3,843,200 for the three and nine months ended September 30, 2016. Related expenses consisted primarily of salaries and benefits of $310,338 and $917,731, practice supplies and operating expenses of $609,164 and $2,149,071, general and administrative expenses of $106,799 and $341,967, depreciation of $35,434 and $84,446, interest expense of $-0- and $10,087, gain on sale of equipment of $-0- and $23,378 and miscellaneous income of $1,411 and $4,349 for the three and nine months ended September 30, 2016, respectively. (See Note 12 – Segment Reporting)

NOTE 11 — NON-CONTROLLING INTEREST

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice – Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2017. Initial discussions are ongoing to extend the term of the agreement until December 31, 2019.

A reconciliation of the non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended September 30, 2017:

Net income	$192,667
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the nine months ended September 30, 2017:

Net income	$482,046
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the three months ended September 30, 2016:

Net income	$345,835
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the nine months ended September 30, 2016:

Net income	$807,834
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

The following table summarizes the changes in non-controlling interest from December 31, 2016 through September 30, 2017:

Balance, December 31, 2016	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, September 30, 2017	$(138,686)

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

A reconciliation of the non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended September 30, 2017:

Net loss	$(462,310)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(277,386)

Net loss attributable to non-controlling interest for the nine months ended September 30, 2017:

Net loss	$(693,443)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(416,066)

Net income attributable to non-controlling interest for the three months ended September 30, 2016:

Net income	$65,516
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$39,310

Net income attributable to non-controlling interest for the nine months ended September 30, 2016:

Net income	$377,714
Average non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$226,629

The following table summarizes the changes in non-controlling interest from December 31, 2016 through September 30, 2017:

Balance, December 31, 2016	1,150,335
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	(416,066)
Balance, September 30, 2017	$734,269

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 12 — SEGMENT REPORTING

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

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Loss for the three months ended September 30, 2017:

	FCID	Brevard.			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,026,457	$3,096,807	$1,003,781	$—	$—	$7,127,045
Rental revenue	—	319,723		425,433	(183,708)	561,448
Total Revenue	3,026,457	3,416,530	1,003,781	425,433	(183,708)	7,688,493

Operating expenses:
Salaries & benefits	1,379,579	1,646,473	286,526	296,916	—	3,609,494
Other operating expenses	600,242	159,917	863,920	401,860	(170,297)	1,855,642
General and administrative	702,849	1,371,014	123,091	409,446	(13,411)	2,592,989
Depreciation and amortization	75,009	7,256	193,853	85,562	—	361,680
Total operating expenses	2,757,679	3,184,660	1,467,390	1,193,784	(183,708)	8,419,805

Net income (loss) from operations:	268,778	231,870	(463,609)	(768,351)	—	(731,312)

Interest income (expense)	(22,138)	(4,255)	(1,373)	141	—	(27,625)
Other income (expense)	—	37,731	2,672	750	—	41,153

Net Income (loss) before income taxes:	246,640	265,346	(462,310)	(767,460)	—	(717,784)

Income taxes	—			—	—	—

Net income (loss)	246,640	265,346	(462,310)	(767,460)	—	(717,784)

Non-controlling interest	—	—	277,386	—	—	277,386

Net income (loss) attributable to First Choice Healthcare Solutions	$246,640	$265,346	$(184,924)	$(767,460)	$—	$(440,398)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Summary Statement of Loss for the nine months ended September 30, 2017:

	FCID	Brevard.
	Medical	Orthopaedic	CCSC	Corporate		Total
Revenue:
Net Patient Service Revenue	$9,074,335	$9,383,159	$3,442,458	$—	$—	$21,899,952
Rental revenue	—	1,003,486		1,300,550	(580,451)	1,723,585
Total Revenue	9,074,335	10,386,645	3,442,458	1,300,550	(580,451)	23,623,537

Operating expenses:
Salaries & benefits	3,717,528	5,179,937	878,033	779,823		10,555,321
Other operating expenses	1,896,333	1,836,422	2,591,174	1,230,797	(538,078)	7,016,648
General and administrative	1,848,132	2,750,752	427,454	1,163,676	(42,373)	6,147,641
Depreciation and amortization	218,230	19,656	250,147	256,559	—	744,592
Total operating expenses	7,680,223	9,786,767	4,146,808	3,430,855	(580,451)	24,464,202

Net income (loss) from operations:	1,394,112	599,878	(704,350)	(2,130,305)	—	(840,665)

Interest income (expense)	(74,439)	(12,640)	(2,712)	(15)	—	(89,806)
Other income (expense)	—	129,082	13,619	2,250	—	144,951

Net Income (Loss) before income taxes:	1,319,673	716,320	(693,443)	(2,128,070)	—	(785,520)

Income taxes	—			—	—	—

Net income (Loss)	1,319,673	716,320	(693,443)	(2,128,070)	—	(785,520)

Non-controlling interest	—	—	416,066	—	—	416,066

Net income (loss) attributable to First Choice Healthcare Solutions	$1,319,673	$716,320	$(277,377)	$(2,128,070)	$—	$(369,454)

Summary Statement of Income for the three months ended September 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,940,370	$3,017,556	$1,125,839	$—	$—	$7,083,765
Rental revenue	—	349,688		626,130	(389,840)	585,978
Total Revenue	2,940,370	3,367,244	1,125,839	626,130	(389,840)	7,669,743

Operating expenses:
Salaries & benefits	897,173	1,571,955	310,338	378,706	—	3,158,172
Other operating expenses	772,723	849,845	609,164	413,442	(389,840)	2,255,334
General and administrative	407,039	652,858	106,799	388,455	—	1,555,151
Depreciation and amortization	68,670	6,281	35,434	85,436	—	195,821
Total operating expenses	2,145,605	3,080,939	1,061,735	1,266,039	(389,840)	7,164,478

Net income (loss) from operations:	794,765	286,305	64,104	(639,909)	—	505,265

Interest income (expense)	(53,521)	(3,590)	—	551	—	(56,560)
Other income (expense)	—	133,383	1,411	750	—	135,544

Net Income (loss) before income taxes:	741,244	416,098	65,515	(638,608)	—	584,249

Income taxes	—			—	—	—

Net income (loss)	741,244	416,098	65,515	(638,608)	—	584,249

Non-controlling interest	—	—	(39,309)	—	—	(39,309)

Net income (loss) attributable to First Choice Healthcare Solutions	$741,244	$416,098	$26,206	$(638,608)	$—	$544,940

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Summary Statement of Income for the nine months ended September 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$7,626,705	$9,252,263	$3,843,200	$—	$—	$20,722,168
Rental revenue	—	1,070,139		1,321,862	(549,573)	1,842,428
Total Revenue	7,626,705	10,322,402	3,843,200	1,321,862	(549,573)	22,564,596

Operating expenses:
Salaries & benefits	2,597,839	4,792,576	917,731	769,637	—	9,077,783
Other operating expenses	1,631,706	2,563,080	2,149,071	934,935	(549,573)	6,729,219
General and administrative	1,090,665	2,145,665	341,967	1,205,237	—	4,783,534
Depreciation and amortization	203,369	17,497	84,446	326,259	—	631,571
Total operating expenses	5,523,579	9,518,818	3,493,215	3,236,068	(549,573)	21,222,107

Net income (loss) from operations:	2,103,126	803,584	349,985	(1,914,206)	—	1,342,489

Interest income (expense)	(165,144)	(9,667)	(10,087)	(103,850)	—	(288,748)
Amortization of financing costs	—	(1,317)	—	(14,337)	—	(15,654)
Gain on sale of property	—	—	23,378	9,188,968	—	9,212,346
Other income (expense)	—	234,614	4,349	2,250	—	241,213

Net Income (loss) before income taxes:	1,937,982	1,027,214	367,625	7,158,825	—	10,491,646

Income taxes	—			—	—	—

Net income (loss)	1,937,982	1,027,214	367,625	7,158,825	—	10,491,646

Non-controlling interest	—	—	(226,628)	—	—	(226,628)

Net income (loss) attributable to First Choice Healthcare Solutions	$1,937,982	$1,027,214	$140,997	$7,158,825	$—	$10,265,018

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

Our goal is to build a network of non-physician-owned and operated Medical Centers of Excellence in diverse locations, primarily throughout the southeastern region of the United States. By centralizing current and future Centers’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping, at our corporate headquarters, we will maintain efficiencies and achieve scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities. As of September 30, 2017, we had 166 employees, including 13 doctors and nine physician assistants.

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

●	FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we wholly own and operate First Choice Medical Group of Brevard, LLC (“FCMG”), our original Medical Center of Excellence located in Melbourne, Florida. First Choice Medical Group specializes in the delivery of Orthopaedic, Sports Medicine, Neurology and Interventional Pain Medicine, as well as diagnostic and ancillary services. The web site is www.myfcmg.com.

●	TBC Holdings of Melbourne, Inc. (“TBC Holdings”) is our wholly owned subsidiary that operates and controls Brevard Orthopaedic Spine & Pain Clinic, Inc., d/b/a The B.A.C.K. Center (“TBC”). Pursuant to an Operation and Control Agreement with The B.A.C.K. Center, TBC Holdings exercises effective control over the business of TBC to treat it as a Variable Interest Entity in accordance with FASB and ASC, effective May 1, 2015. As a result, we include the financial results of TBC in our consolidated financial statements in accordance with GAAP. TBC specializes in Orthopaedic Spine Surgery and Interventional Pain Management, and its website is www.thebackcenter.net.

In addition, TBC subleases 29,629 square feet of commercial office space to affiliated and non-affiliated tenants, including 18,828 square feet to Crane Creek Surgery Center (“CCSC”), located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location.

●	CCSC Holdings, Inc. (“CCSC Holdings”) is our wholly owned subsidiary which acquired a 40% interest in Crane Creek Surgery Center (“CCSC”). The other owners are CCSC TBC Group, LLC, owned by Richard Hynes, M.D., FASC and Devin Datta, M.D.; and Blue Chip Crane Creek Investments, LLC, owned by NueHealth, LLC, which develops and manages world class ambulatory surgery centers and specialty hospitals across the United States. Dr. Hynes and Dr. Datta are both affiliated with The B.A.C.K. Center. Pursuant to the CCSC Restated and Amended Operating Agreement, CCSC Holdings now exercises sufficient control over the business of CCSC to treat it as a Variable Interest Entity in accordance with FASB and ASC, effective October 1, 2015. As a result, we include the financial results of CCSC in our consolidated financial statements in accordance with GAAP. CCSC is an AAAHC accredited facility dedicated to delivering excellent ambulatory care in a convenient, comfortable outpatient environment, and its website is www.cranecreeksurgerycenter.com.

●	Up until its sale and leaseback on March 31, 2016, Marina Towers, a 78,000 square foot, Class A, six-story building located on the Indian River in Melbourne, Florida, was owned by our wholly owned subsidiaries, FCID Holdings, Inc. (“FCID Holdings”), which held 99% ownership, and MTMC of Melbourne, Inc., which held 1% ownership. On March 31, 2016, we completed the sale of Marina Towers to Global Medical REIT Inc. for a purchase price of $15.45 million. In addition, our wholly owned subsidiary, Marina Towers, LLC, leased back the entire facility via a 10-year absolute triple-net master lease agreement that will expire in 2026 and has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary lease term with the exception of rent, which will be adjusted to the prevailing market rent at renewal and will escalate in successive years during the extended lease period. In September 2016, both FCID Holdings and MTMC of Melbourne were dissolved and Marina Towers, LLC became wholly owned by First Choice Healthcare Solutions, Inc. Marina Towers subleases 38,334 square feet of commercial office space to non-affiliated tenants.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenues

Total revenues increased 0.2% to $7,688,493 for the three months ended September 30, 2017 as compared to revenues of $7,669,743 for the same period in the prior year. The increase is primarily attributed by an increase in patient services revenue generated by First Choice Medical Group (“FCMG”), which increased by $86,087, or 3%, after factoring provision for doubtful accounts. In addition, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) patient services revenue increased by $79,251 or 2.6% and Crane Creek Surgical Center (“Crane Creek”) declined by $122,058 or 11% for the same period last year. Rental revenue decreased by $24,530, totaling $561,448 and $585,978 for the three months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, the Company’s operations were negatively impacted by hurricane Irma. Our operations were shut down for four days as the area restored power. The Company estimates revenues were negatively impacted between $475,000 and $1.1 million, or approximately $118,750 per day. The estimated range is based on the days our facilities were closed along with a significant increase in cancelation of procedures leading up to hurricane and following the hurricane as patients left the area due to a state ordered evacuation.

The provision for doubtful accounts during the second quarter of 2017 totaled $206,502, which represents 2.8% of patient service revenue.

Operating Expenses

Operating expenses include the following:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Salaries and benefits	$3,609,494	$3,158,172
Other operating expenses	1,855,642	2,255,334
General and administrative	2,592,989	1,555,151
Depreciation and amortization	361,680	195,821
Total operating expenses	$8,419,805	$7,164,478

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 14% to $3,609,494 for the three months ended September 30, 2017, compared to $3,158,172 for the three months ended September 30, 2016. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2016 and 2017. Other operating expenses decreased 18% to $1,855,642 from $2,255,334 due to the tighter cost controls relating to increase in patient service volume from 2016 to 2017.

General and administrative and other operating expenses increased 16.7% to $4,448,631 for the three months ended September 30, 2017 as compared to $3,810,485 for the three months ended September 30, 2016. The increase is primarily due to increased medical supply costs at the Crane Creek Surgery Center and the costs associated with the expansion of our physical therapy centers and our ancillary service offering.

Depreciation and amortization increased 85% from $195,821 reported for the three months ended September 30, 2016 to $361,680 reported for the three months ended September 30, 2017. The increase is primarily due depreciation expense at the Company’s CCSC VIE recording catch up depreciation on certain assets. The net impact attributable to First Choice Healthcare Solutions shareholders is approximately $67,000.

Net Income (Loss) from Operations

The net (loss) income from operations was $(731,312) compared to $505,265 for the same period in 2016, a decrease of 245%.

Interest Expense

Interest expense decreased 51% to $27,625 for the three months ended September 30, 2017, which compared to $56,560 for the three months ended September 30, 2016. The decrease primarily is due to reduction in notes and a reduction of 56% of the accounts receivable line of credit with CT Capital at the end of 2016 as compared to the same period last year.

Net (Loss) Income attributable to FCHS Shareholders

As a result of all the above, we reported net loss of $(440,398) for the three months ended September 30, 2017 as compared to net income from $544,940 reported for the same three-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net income (loss) by segment for the three months ended September 30, 2017 and 2016, respectively.

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

For the Three Months Ended September 30, 2017:

	FCID	Brevard.			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,026,457	$3,096,807	$1,003,781	$—	$—	$7,127,045
Rental revenue	—	319,723		425,433	(183,708)	561,448
Total Revenue	3,026,457	3,416,530	1,003,781	425,433	(183,708)	7,688,493
Total operating expenses	2,757,679	3,184,660	1,467,390	1,193,784	(183,708)	8,419,805

Net income (loss) from operations:	$268,778	$231,870	$(463,609)	$(768,351)	$—	$(731,312)

For the Three Months Ended September 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,940,370	$3,017,556	$1,125,839	$—	$—	$7,083,765
Rental revenue	—	349,688		626,130	(389,840)	585,978
Total Revenue	2,940,370	3,367,244	1,125,839	626,130	(389,840)	7,669,743

Total operating expenses	2,145,605	3,080,939	1,061,735	1,266,039	(389,840)	7,164,478

Net income (loss) from operations:	$794,765	$286,305	$64,104	$(639,909)	$—	$505,265

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Revenues

Total revenues increased 5% to $23,623,537 for the nine months ended September 30, 2017 as compared to revenues of $22,564,596 for the same period in the prior year. The increase is primarily attributed by an increase in patient services revenue generated by First Choice Medical Group (“FCMG”), which increased by $1,447,630, or 19%, after factoring provision for doubtful accounts. In addition, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) patient services revenue increased by $64,243 and Crane Creek Surgical Center (“Crane Creek”) declined by 10% for the same period last year. Rental revenue decreased by $118,843, totaling $1,723,585 and $1,842,428 for the nine months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, the Company’s operations were negatively impacted by Hurricane Irma. Our operations were shut down for four days as the area restored power. The Company estimates revenues were negatively impacted between $475,000 and $1.1 million, or approximately $118,750 per day. The estimated range is based on the days our facilities were closed along with a significant increase in cancelation of procedures leading up to hurricane and following the hurricane as patients left the area due to a state ordered evacuation.

The provision for doubtful accounts during the nine months ended September 30, 2017 totaled $710,852, which represents 3.2% of patient service revenue.

Operating Expenses

Operating expenses include the following:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Salaries and benefits	$10,555,321	$9,077,783
Other operating expenses	7,016,648	6,729,219
General and administrative	6,147,641	4,783,534
Depreciation and amortization	744,592	631,571
Total operating expenses	$24,464,202	$21,222,107

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 16% to $10,555,321 for the nine months ended September 30, 2017, compared to $9,077,783 for the nine months ended September 30, 2016. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2016 and 2017. Other operating expenses increased 4% to $7,016,648 from $6,729,219 due to the increase in patient service volume from 2016 to 2017 stemming from the addition of new personnel and one-time expenses related to setting up two new physical therapy locations approved to open in May 2017.

General and administrative and other operating expenses increased 14.3% to $13,164,289 for the nine months ended September 30, 2017 as compared to $11,512,753 for the nine months ended September 30, 2016. The increase is primarily due to increased medical supply costs at the Crane Creek Surgery Center and the costs associated with the expansion of our physical therapy centers in 2017 as compared to 2016.

Depreciation and amortization increased 18% from $631,571 reported for the nine months ended September 30, 2016 to $744,592 reported for the nine months ended September 30, 2017. The increase is primarily due depreciation expense at the Company’s CCSC VIE recording catch up depreciation on certain assets. The net impact attributable to First Choice Healthcare Solutions shareholders is approximately $67,000.

Net Income (Loss) from Operations

The net (loss) income from operations was $(840,665) compared to $1,342,489 for the same period in 2016.

Gain on Sale of Property and Improvements

Effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In connection with the sale, we reported a one-time gain on sale of property of approximately $9.2 million for the nine months ended September 30, 2016.

Interest Expense

Interest expense decreased 69% to $89,806 for the nine months ended September 30, 2017, which compared to $288,748 for the nine months ended September 30, 2016. The decrease primarily is due to payoff of our Marina Towers mortgage in the first quarter of 2016 and a reduction of 56% of the accounts receivable line of credit with CT Capital at the end of 2016 as compared to the same period last year.

Net (Loss) Income attributable to FCHS Shareholders

As a result of all the above, we reported net loss of $(369,454) for the nine months ended September 30, 2017 as compared to net income from $10,265,018 reported for the same nine-month period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net income (loss) by segment for the nine months ended September 30, 2017 and 2016, respectively.

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

For the Nine Months Ended September 30, 2017:

	FCID	Brevard.
	Medical	Orthopaedic	CCSC	Corporate		Total
Revenue:
Net Patient Service Revenue	$9,074,335	$9,383,159	$3,442,458	$—	$—	$21,899,952
Rental revenue	—	1,003,486		1,300,550	(580,451)	1,723,585
Total Revenue	9,074,335	10,386,645	3,442,458	1,300,550	(580,451)	23,623,537
Total operating expenses	7,680,223	9,786,767	4,146,808	3,430,855	(580,451)	24,464,202

Net income (loss) from operations:	$1,394,112	$599,878	$(704,350)	$(2,130,305)	$—	$(840,665)

For the Nine Months Ended September 30, 2016:

	FCID	Brevard	The Crane		Intercompany
	Medical	Orthopaedic	Center	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$7,626,705	$9,252,263	$3,843,200	$—	$—	$20,722,168
Rental revenue	—	1,070,139		1,321,862	(549,573)	1,842,428
Total Revenue	7,626,705	10,322,402	3,843,200	1,321,862	(549,573)	22,564,596
Total operating expenses	5,523,579	9,518,818	3,493,215	3,236,068	(549,573)	21,222,107

Net income (loss) from operations:	$2,103,126	$803,584	$349,985	$(1,914,206)	$—	$1,342,489

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $2,695,482, restricted cash of $6,522,191 and accounts receivables, net totaling $11,119,757. This compared to cash of $4,593,638 and accounts receivable, net of $9,536,830 as of the end of 2016.

The Company believes that the current cash balance and line of credit (see notes, there is $1,400,000 available as of September 30, 2017), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

Net cash used in our operating activities for the nine months ended September 30, 2017 totaled $1,118,499, which compared to net cash used in our operations for the nine months ended September 30, 2016 of $2,251,710. The decrease in cash used for the nine months ended September 30, 2017 was due primarily to increases in our operating assets of $2,826,241 net with increases in our operating liabilities of $564,036 as compared to $3,583,462 and decrease in our operating liabilities of $2,112,411 for the nine months ended September 30, 2016.

Net cash flows used in investing activities was $281,618 for the nine months ended September 30, 2017, compared to $14,874,079 provided by investing activities for the nine months ended September 30, 2016. In 2016, we received $15,113,497 net proceeds from the sale of Marina Towers. Purchases of equipment were $281,618 and $239,418 for the nine months ended September 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $6,024,152 for nine months ended September 30, 2017, compared to net cash used in financing activities of $7,626,332 for the nine months ended September 30, 2016. The cash flows used in our financing activities were the result of:

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Payments for advances	$—	$(43,082)
Proceeds from note payable	86,713	—
Proceeds from line of credit	500	372,636
Proceeds from settlement, due to non-controlling interest	6,521,655	—
Purchase of treasury stock	(187,121)
Payments on notes payable	(397,595)	(7,955,886)
Net cash provided by (used in) financing activities	$6,024,152	$(7,626,332)

During the nine months ended September 30, 2017, we received $6,521,655 proceeds from a settlement claim filed under The B.A.C.K. Center. The claim relates to events prior to the Company taking control under the management Agreement and is payable to The B.A.C.K. Center’s non-controlling interests.

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

Critical Accounting Policies and Estimates

Please refer to Note 2-Significant Accounting Policies in the accompanying unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 8, 2017	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2017	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer (Principal Accounting Officer)