Form 10-K
period 2017-12-31
First Choice Healthcare Solutions, Inc.
filed 2018-04-02
CIK 1416876

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

Commission File Number 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware		90-0687379
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

709 S. Harbor City Blvd Melbourne, FL.	32901	(321) 725-0090
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, based on the price at which the common stock was last sold on such date, is $24,577,543. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2018, there were 32,172,389 shares of the registrant’s common stock issued and outstanding.

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

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in implementing a defined growth strategy aimed at building a network of localized, integrated healthcare services platforms comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Interventional Pain Medicine and related diagnostic and ancillary services in key high growth markets throughout the Southeastern U.S.

The implementation of our business plan, thus far, has allowed us to confirm that by integrating the synergistic mix of Orthopaedic, Spine Surgery and Interventional Pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies across legacy brick-and-mortar boundaries, we are able to effectively:

●	provide patients with direct and convenient access to musculoskeletal and rehabilitative care via our best-in-class team of surgeons, physicians and care specialists, and wide array of ancillary and diagnostic services, which includes, but is not limited to, magnetic resonance imaging (“MRI”), X-ray,durable medical equipment (“DME”) and physical/occupational therapy (“PT/OT”);

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare, thereby achieving faster recoveries at materially reduced costs; and

●	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Managing over 100,000 patient visits each year, our flagship system (“Melbourne System”) serves Florida’s high growth Space Coast region and is comprised of the following well established Medical Centers of Excellence: First Choice Medical Group (“FCMG”), The B.A.C.K. Center (“TBC”) and Crane Creek Surgery Center (“CCSC”).

Operating Subsidiaries

We have operated as First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012. Our corporate address is 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. Information contained in our website is not incorporated by reference herein. In 2017, we operated our business through seven wholly owned subsidiaries.

●	FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we wholly own and operate First Choice Medical Group of Brevard, LLC, our original Medical Center of Excellence located in Melbourne, Florida. First Choice Medical Group specializes in the delivery of Orthopaedics, Sports Medicine and Interventional Pain Medicine, as well as diagnostic and ancillary services. The web site is www.myfcmg.com.

●	TBC Holdings of Melbourne, Inc. (“TBC Holdings”) is our wholly owned subsidiary that operates and controls Brevard Orthopaedic Spine & Pain Clinic, Inc., d/b/a The B.A.C.K. Center (“TBC”). Pursuant to an Operation and Control Agreement with The B.A.C.K. Center, TBC Holdings exercises effective control over the business of the practice to treat it as a Variable Interest Entity in accordance with Financial Accounting Standards Board and Accounting Standards Codification, effective May 1, 2015. As a result, we include the financial results of TBC in our consolidated financial statements in accordance with generally accepted accounting principles. TBC specializes in Orthopaedic Spine Surgery and Interventional Pain Management, and its website is www.thebackcenter.net.

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

Serving Florida’s Space Coast region, FCMG, TBC and CCSC comprise our Company’s integrated healthcare services delivery platform. It is our goal to replicate our integrated platform model in other geographic markets throughout the southeast region of the United States. By centralizing current and future systems’ business management functions, including call center operations, scheduling, billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping at our corporate headquarters, we will maintain efficiencies and scales of economies. We believe our structure will enable our staff physicians to focus on the practice of medicine and the delivery of quality care to the patients we serve, as opposed to having their time and attention focused on business administration responsibilities and other business concerns.

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

We also utilize the most advanced diagnostic technologies coupled with the latest in individualized care, including trigger point injections and pharmacological, Physical/Occupational Therapy (“PT/OT”), Orthopaedic, Chiropractic and massage therapy treatments.

FCMG’s care facilities, located in Marina Towers in Melbourne, Florida, house both a digital GE X-Ray system and a GE 450 MRI Gem Suite system, which is physically positioned to capitalize on the expansive waterfront view of the Indian River, promoting patient relaxation and soothing fear and anxiety. We also operate three fully equipped outpatient physical and occupational therapy centers, where our skilled physical and occupational therapists and technicians work with our patients to help restore and improve their motion, function and quality of life.

In addition to our main clinical office in Melbourne, FCMG providersalso see patients at TBC’s main practice location in Melbourne, and satellite offices located in Vero Beach, Viera,Indian Harbor Beach and Suntree, Florida.

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

 Our physicians currently have hospital and surgical privileges at several healthcare facilities serving Florida’s Space Coast, including Crane Creek Surgery Center, Health First Cape Canaveral Hospital, Health First Holmes Regional Medical Center, Health First Palm Bay Hospital, Health South Sea Pines Rehabilitation Hospital, Health First Viera Hospital, Kindred Hospital of Melbourne, Melbourne Same Day Surgery Center, Melbourne Surgery Center, Steward River Medical Center, Steward Medical Center Melbourne and Steward Medical Center Rockledge.

Our Definition of a “Healthcare Services Delivery Platform”

As there are numerous definitions of a “Healthcare Services Delivery Platform,” we have strictly defined what we believe is qualified to be a First Choice platform to ensure that our high standards for patient care and attention can be fostered and preserved. More specifically, each of our localized platforms will:

●	be comprised of one or more medical practices focused on Orthopaedic and Spine care and treatment, and be geographically situated near one or more primary hospitals in a given, high growth geographic market;

●	employ a team of first rate physicians, surgeons and care specialists all of whom are subject to our rigorous qualification and hiring process;

●	provide for the combination of synergistic medical disciplines related to the practice of Orthopaedic and Spine medicine, while supported by related in-house diagnostic and ancillary services, including, but not limited to, ambulatory surgery center, MRI, X-Ray, DME and PT/OT – collectively, services must elegantly coalesce to provide superior patient-centric care that span a patient’s entire episode of care – from diagnosis to treatment to recovery; and

●	capable of generating revenues of up to $65 million when the platform is fully built out, based on current reimbursement rates.

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

Based on the dynamic growth taking place on Florida’s Space Coast, we are currently estimating that the total market opportunity for Orthopaedic and Spine care approximates $150 million annually, and we are working towards capturing a larger share of that market. Moreover, it is our belief that we will ultimately succeed at replicating our Melbourne Platform in other attractive, high growth geographic regions. In fact, we have identified over 250 locations in the country where we believe our unique business model can be successfully replicated and represent opportunities to build out healthcare delivery services platforms which are each capable of generating up to $65 million in annual revenues. Moving forward, with our new strategic partnership with Steward Healthcare (“Steward”) we are now concentrating our efforts on rolling out our model of care across Steward’s 36 nationwide hospitals.

In an effort to fully round out our Melbourne Platform to address a patient’s end-to-end episode of care, we have begun exploring opportunities to either acquire or organically establish the infrastructure necessary to support the offering of both pharmacy and home health services. We are also planning to expand the number of PT/OT centers that we operate to provide greater travel convenience for our patients being served by our Melbourne Platform. Currently, we own and operate three state-of-the-art PT/OT centers with the expectation in 2018 that we will expand to a total of five centers geographically situated across Brevard County, Florida, which extends 72 miles from north to south on Florida’s central eastern coast.

Our longer term strategic focus is to grow by rolling out our orthopaedic and spine care platform across the 36 hospitals that make up the Steward Hospital network. by successfully replicating our Melbourne Platform – both organically and through strategic acquisitions. More specifically, our growth will be fueled by hiring best-in-class Orthopaedic physicians currently practicing in our target expansion markets and are seeking an alternative to owning and operating their own private practices or being employed by local hospitals; and by acquiring well-established Orthopaedic physician practices and medical groups in our target markets; then adding, as necessary, diagnostic and ancillary services, to include, but not be limited to, an ambulatory surgery center, MRI, X-Ray, DME and PT/OT.

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

We integrate both medical specialties and ancillary and diagnostic services on our platforms to maintain or enhance our profits. While one specialty may have high reimbursements for their professional services but insufficient volume to profitably support necessary diagnostic equipment, another medical specialty may have lower professional service reimbursements but high volume of diagnostic equipment use. Operating independently, each specialty group would face retreating profit margins and confront significant challenges to maintaining high service levels with adequate equipment and advanced technologies. However, operating together, they create the optimal mix of professional service fee income, diagnostic equipment procedure income and ancillary service income. Since the combination is more profitable than the stand-alone components, there is a favorable opportunity to sustain profit margins that will allow each of our integrated healthcare services delivery platforms to maintain high service levels with state-of-the-art equipment and ancillary service offerings.

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

Specifically, we currently provide all the administrative services necessary to support the practice of medicine by our physicians and improve operating efficiencies of our current and future Medical Centers of Excellence:

●	Recruiting and Credentialing. We have proven experience in locating, qualifying, recruiting and retaining experienced physicians. In addition to the verification of credentials, licenses and references of all prospective physician candidates, each caregiver undergoes Level 2 background checks. We maintain a national database of practicing physicians. In addition to our database of physicians, we recruit locally through trade advertising, the American Academy of Orthopaedic Surgeons and referrals from our physicians and other stakeholders.

●	Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all our physicians; and we are responsible for billing, collection and reimbursement for services rendered by our physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other referring physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. The majority of our third-party payors remit by EFT and wire transfers. Accordingly, every aspect of our business is positioned to achieve high productivity, lower administrative headcounts and lower per patient expense. We provide our physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided; and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenue for physician services. All our billing and collection operations are controlled and will continue to be controlled from our business offices located at our corporate headquarters in Melbourne, Florida.

●	Risk Management and Other Services. We maintain a risk management program focused on reducing risk, including the identification and communication of potential risk areas to our medical staff. We maintain professional liability coverage for our group of healthcare professionals. Through our risk management staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide a multi-faceted compliance program that is designed to assist our multi-specialty Medical Centers of Excellence fully comply with increasingly complex laws and regulations. We also manage all information technology, facilities management, legal support, marketing support, regulatory compliance and other services.

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

We intend to grow by replicating our healthcare services delivery platform currently in place in Melbourne, Florida in other geographic markets, and by hiring additional physicians to serve patients in our current and future Medical Centers of Excellence - all of which will be supported by our standardized policies, procedures and clinic setup guidelines. We believe our administrative functions can be quickly scaled to handle multiple additional Centers and/or physicians. As we roll out our business model, we expect our administrative core and clinical model will assist us in maintaining economies of scale for all our localized integrated healthcare systems.

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

Employees

As of December 31, 2017, we employed 207 employees, which includes 42 healthcare providers.

Annual Patient Visits, Total Number of Surgeries and Average Patient Value

During the year ended December 31, 2017, our Melbourne Platform managed approximately 100,000 patient visits and performed 3,310 Orthopaedic and Spine surgical procedures, which is a 24.1% increase over 2,667 surgical procedures performed in 2016. Our Average Patient Value (“APV”) – which is factored by dividing total patient service fees comprised of all medical and ancillary service fees by the total number of surgeries performed in a given timeframe – was $9,268 in 2017 compared to $10,490 in 2016.

Where You Can Find Additional Information

We are subject to the reporting requirements under the Exchange Act. We file with, or furnish to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and will furnish our proxy statement. These filings are available free of charge on our website, www.myfchs.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

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

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

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

We intend to grow our business by hiring additional physicians to create Medical Centers of Excellence or to acquire certain assets of well-established practices in select U.S. markets. We estimate the cost to create each additional Medical Center of Excellence to be approximately $6-8 million. Although we may raise funds through equity offerings to implement our growth strategy, these funds may not be adequate to offset all the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving sufficient revenues, despite our attempts to grow our business. If our growth strategies do not result in sufficient revenues and income, we may have to abandon our plans for further growth and/or cease operations, which could have a material and adverse effect on our business, prospects and financial condition.

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

On February 6, 2018, the Company entered into a strategic partnership with Steward Health Care System (“Steward”).As part of the strategic partnership, Steward will make an investment into the Company in the amount of $7.5 million for 5 million shares, allowing the Company to continue to expand its business model and geographic footprint nationally. On March 1, 2018, the Company issued five (5) million shares of common stock in exchange for cash proceeds of $7.5 million.

On or after April 1, 2022, Steward has the option to sell at its sole discretion fifty percent (50%) of the shares to the Company one-time during each of the subsequent two (2) calendar years and the Company will have the obligation to purchase these shares at a price equal to the original purchase price per share. If the market capitalization of the Company is equal to or more than $100 million the Company’s obligation to buy the shares shall automatically be terminated.

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

We may be subject to professional liability claims. Although there currently are no known hazards associated with any of our procedures or technologies when performed or used properly, hazards may be discovered in the future. For example, there is a risk of harm to a patient during an MRI if the patient has certain types of metal implants or cardiac pacemakers within his or her body. Although patients are screened to safeguard against this risk, screening may nevertheless fail to identify the hazard. There also is potential risk to patients treated with therapy equipment secondary to inadvertent or excessive over- or under- exposure to radiation. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate considering the risks attendant to our business. However, any claim made against us could be costly to defend against, resulting in a substantial damage award against us and divert the attention of our management team from our operations, which could have an adverse effect on our financial performance.

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

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

●	federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare and other government programs that contain false or fraudulent information or from improperly retaining known overpayments;

●	a provision of the Social Security Act, commonly referred to as the “anti-kickback” law, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare;

●	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

●	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving federal payors;

●	provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicare and TRICARE for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

●	federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

●	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients or employing individuals who are excluded from participation in federally funded healthcare programs.

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

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our business operations, in addition to possibly requiring substantial expenditures of resources to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our collections from third-party payors could be delayed.

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

Our Common Stock may not be actively traded, and the bid and ask prices for our Common Stock on the OTCQB, as our Common Stock is currently quoted, may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

Our current directors and officers currently have beneficial ownership of approximately 24.3% of our outstanding Common Stock. These significant stockholders therefore have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors, the approval of significant corporate transactions.

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

ITEM 1B.	UNRESLOVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

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

On March 31, 2016, we sold the Marina Towers building, a 78,000 square-foot medical office building, for a purchase price of $15.45 million to Global Medical REIT Inc. The sale included the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground garages.

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

FCMG also operates a satellite clinical office located at 1715 37th Place, Vero Beach FL, 32960

FCMG Physical Therapy operates three full service physical and occupational therapy clinics. Our original facility is located at the Marina Towers at 709 S. Harbor City Blvd, Melbourne, FL 32901 our second facility is at 2030 S Patrick, Indian Harbor Beach, FL 32937 and our third is located at 5445 Murrell, Rockledge, FL 32953 and our fourth is located at 6300 N. Wickham Road, Melbourne FL 32940.

In addition, TBC subleases 29,629 square feet of commercial office space to affiliated and non-affiliated tenants, including 18,828 square feet to Crane Creek Surgery Center located at 2222 South Harbor City Boulevard, Melbourne, Florida 32901, which is also TBC’s main medical practice location. TBC also sees patients at its satellite office located at 650 S. Courtenay Parkway, Merritt Island, Florida 32952.

Crane Creek Surgery Center is located in the same building as TBC at 2222 South Harbor City Boulevard, Melbourne, Florida 32901.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted under the symbol “FCHS” on the OTCQB, the OTC market tier for companies that report to the SEC.

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years as reported by OTCQB):

2017	High	Low
First Quarter	$1.75	$1.22
Second Quarter	$1.63	$1.23
Third Quarter	$1.49	$0.90
Fourth Quarter	$1.35	$0.91

2016	High	Low
First Quarter	$1.05	$0.83
Second Quarter	$1.20	$0.85
Third Quarter	$1.27	$1.05
Fourth Quarter	$1.60	$1.07

The above information was obtained from Nasdaq.com. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

As of March 23, 2018, we had 598 shareholders of record of our Common Stock, and the closing sales price on that date for our Common Stock was $1.42 per share. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our shares of Common Stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. We do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future. The holders of our Common Stock are entitled to receive only such dividends (cash or otherwise) as may be declared by our Company’s Board of Directors

Recent Sales of Unregistered Securities

Steward HealthCare

On March 1, 2018 the Company issued 5 million shares of FCHS stock for $7.5 million to Steward Physician Contracting Inc. a wholly owned subsidiary of Steward Healthcare. The stock was issued as part of the Company’s recently announced strategic partnership with Steward Health Care. As part of the sale, Steward was granted a put option to sell the shares to the Company on or after April 1, 2022, Steward can sell up to fifty percent (50%) of the Shares to the Company, one-time during each of the subsequent two (2) calendar years. The Company shall have the obligation to accept Purchaser’s put notice and purchase the shares at the per share price of the original issues price $1.50. The put will expire if the Market Capitalization of the Company is equal to or more than $100,000,000 after the date hereof.

Other Common Stock Issuances

During the year ended December 31, 2017, we issued an aggregate of 1,001,344 shares of our Common Stock to officers, employees and service providers at an aggregate fair value of $1,248,474, of which $407,277 was expensed in 2017.

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

Overview

Critical Accounting Policies

Basis of Accounting

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Revenue Recognition

We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Adoption of ASU 2014-09

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2014-09 using the modified retrospective transition method in the first quarter of fiscal 2018 is not anticipated to have a material impact on the Company’s financial statements.

Variable Interest Entities

The B.A.C.K. Center

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase our Company’s Common Stock at $1.35 per share with vesting contingent on The B.A.C.K. Center employees signing employment contracts with First Choice - Brevard. The initial term of the Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2019.

We have determined that The B.A.C.K. Center is a Variable Interest Entity (“VIE”) in accordance with (“FASB”) and Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” In evaluating whether our Company has the power to direct the activities of a VIE that most significantly impact its economic performance, we have consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

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

Of the $560,000 cash consideration paid, CCSC Holdings (“CCSC”) borrowed $420,000 pursuant to a promissory note which bore interest at 8% per annum and matured on April 15, 2016 (the “Note”). The Note was paid in full on April 15, 2016.

On January 31, 2018 the Company, through its wholly owned subsidiary CCSC Holdings, Inc. (“CCSC”) purchased from Blue Chip Investments 24.05 Class B units of membership interest in the Crane Creek Surgery Center (“Center”) representing 25% ownership interest in the Center. The purchase of the Class B units increases the Company’s ownership percentage to 65% and is effective on January 1, 2018.

The Company simultaneously entered into a Termination and Assignment Agreement (“Agreement”) with BCS-Management, LLC (“BCS”). The management agreement between the Center and BCS was terminated and assigned to CCSC with an effective date of January 1, 2018. As part of the Agreement, the Center made a one-time payment of $175,000 to BCS.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We measure the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. We account for forfeitures in the period they occur.

Income Tax

Deferred taxes are provided on liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Results of Operations

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016

The following is a discussion of the results of operations for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenues

Total revenue was $28,744,047 for the year ended December 31, 2017, decreasing 2% from $29,464,082 in the prior year. Net patient service revenue, less provision for bad debts of $4,209,820, accounted for $26,468,629 of total revenue in 2017, and rental revenue was $2,275,418. This compared to net patient service revenue of $27,053,190 and rental revenue of $2,410,892 for the year ended December 31, 2016. The decrease primarily was attributable to Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) where patient services revenue declined by $2,047,599 or 16% and Crane Creek Surgical Center (“Center”) declined by $512,209 or 10% for the same period last year, net with an increase in patient services revenue generated by First Choice Medical Group (“FCMG”), which increased by $1,777,247, or 19%, after factoring provision for doubtful accounts. Rental revenue decreased by $135,474, totaling $2,275,418 and $2,410,892 for the years ended December 31, 2017 and 2016, respectively.

In the year ended 2017, the Company changed its estimates of the allowance for doubtful accounts related to its customers, primarily based on historical experience of write-offs of outstanding accounts receivable. The result of this change in estimate resulted in an increase compared to the year ended December 31, 2016 to the allowance for doubtful accounts by approximately $3.2 million in the year ended 2017. As of December 31, 2017, and 2016, the Company’s allowance for bad debts was $7,238,615 and $3,680,837, respectively.

Operating Expenses

Operating expenses include the following:

	Year Ended 12/31/2017	Year Ended 12/31/2016
Salaries and benefits	$16,291,238	$13,696,590
Other operating expenses	10,327,434	9,271,684
General and administrative	5,593,705	5,534,446
Depreciation and amortization	941,836	821,709
Total operating expenses	$33,154,213	$29,324,429

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 18.9% to $16,291,238 for the year ended December 31, 2017, compared to $13,696,590 for the year ended December 31, 2016. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2016 and 2017. Other operating expenses increased 11.4%. to $10,327,434 from $9,271,684 due to the increase in patient service volume from 2016 to 2017 stemming from the addition of new personnel and one-time expenses related to setting up new physical therapy locations.

General and administrative and other operating expenses was $5,593,705 for the year ended December 31, 2017 as compared to $5,534,446 for the year ended December 31, 2016, essentially unchanged.

Depreciation and amortization increased 15% from $821,709 reported for the year ended December 31, 2016 to $941,836 reported for the year ended December 31, 2017. The increase is primarily due to increased depreciation expense. The net impact attributable to First Choice Healthcare Solutions shareholders is approximately $67,000.

Net Income (Loss) from Operations

Net loss from operations for the year ended December 31, 2017 totaled $(4,410,166), which compared to an income from operations of $139,653 for the prior year. The decrease is a result of the decreased revenue and increased operating expenses discussed above.

Gain on Sale of Property and Improvements

Effective March 31, 2016, we sold and leased back Marina Towers under a sale/leaseback transaction via a 10-year absolute triple-net master lease agreement that expires in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period. In connection with the sale, we reported a one-time gain on sale of property of approximately $9.2 million for the year ended December 31, 2016.

Interest Expense

Interest expense declined 71% to $99,984 for the year ended December 31, 2017, which compared to interest expense of $343,161 for the year ended December 31, 2016. The decrease primarily is due to payoff of our Marina Towers mortgage in the first quarter of 2016 and a reduction of 56% of the accounts receivable line of credit with CT Capital at the end of 2016 as compared to the same period last year.

Net (Loss) Income attributable to FCHS Shareholders

As a result of all the above, we reported net loss of $(3,888,484) for the year ended December 31, 2017 as compared to net income from $9,174,383 reported for the same year period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net income (loss) by segment for the year ended December 31, 2017 and 2016, respectively.

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

Summary Statement of Operations for the year ended December 31, 2017:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$11,341,324	$10,571,790	$4,555,515	$—	$—	$26,468,629
Rental revenue	—	1,313,034		1,755,850	(793,466)	2,275,418
Total Revenue	11,341,324	11,884,824	4,555,515	1,755,850	(793,466)	28,744,047
Total operating expenses	10,614,595	12,836,039	5,400,324	5,096,721	(793,466)	33,154,213

Net income (loss) from operations:	$726,729	$(951,215)	$(844,809)	$(3,340,871)	$—	$(4,410,166)

Summary Statement of Operations for the year ended December 31, 2016:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$9,357,077	$12,619,389	$5,076,724	$—	$—	$27,053,190
Rental revenue	—	1,403,215		1,739,646	(731,969)	2,410,892
Total Revenue	9,357,077	14,022,604	5,076,724	1,739,646	(731,969)	29,464,082
Total operating expenses	7,515,254	12,845,034	4,947,986	4,748,124	(731,969)	29,324,429

Net income (loss) from operations:	$1,841,823	$1,177,570	$128,738	$(3,008,478)	$—	$139,653

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $2,015,534 and accounts receivables, net totaling $8,699,714. This compared to cash of $4,593,638 and accounts receivable, net of $9,536,830 as of the end of 2016.

The Company believes that the current cash balance and line of credit (see notes, there is $1,400,000 available as of December 31, 2017), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

Net cash used in our operating activities for the year ended December 31, 2017 totaled $1,554,615, which compared to net cash used in our operations for the year ended December 31, 2016 of $3,506,359. The decrease in cash used for the year ended December 31, 2017 was due primarily to net increases in our operating liabilities of $392,368 as compared to a net decrease of $2,872,290 for the year ended December 31, 2016.

Net cash flows used in investing activities was $330,439 for the year ended December 31, 2017, compared to $14,858,870 provided by investing activities for the year ended December 31, 2016. In 2016, we received $15,113,497 net proceeds from the sale of Marina Towers. Purchases of equipment were $330,439 and $254,627 for the year ended December 31, 2017 and 2016, respectively.

Net cash provided used in financing activities was $693,050 for year ended December 31, 2017, compared to net cash used in financing activities of $8,353,871 for the year ended December 31, 2016. The cash flows used in our financing activities were the result of:

	Year ended December 31, 2017	Year ended December 31, 2016
Payments for advances	$—	$(43,082)
Proceeds from note payable	86,713	—
Proceeds from line of credit	500	372,636
Payment to acquire previously issued warrants	—	(600,000)
Purchase of treasury stock	(249,265)	—
Payments on notes payable	(530,998)	(8,083,425)
Net cash used in financing activities	$(693,050)	$(8,353,871)

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

Our strategic focus is to grow and partner with Steward Healthcare to expand our orthodaedic and spine care delivery platform into Steward’s 36 nationwide hospital systems. Currently we are utilizing two Steward facilities and are in the process of evaluating the next hospital to implement our targeted delivery platform.

On February 6, 2018, the Company entered into a strategic partnership with Steward Health Care System (“Steward”).As part of the strategic partnership, Steward will make an investment into the Company in the amount of $7.5 million for 5 million shares, allowing the Company to continue to expand its business model and geographic footprint nationally. On March 1, 2018, the Company issued five (5) million shares of common stock in exchange for cash proceeds of $7.5 million.

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

Contractual Obligations

At December 31, 2017, we had certain obligations and commitments under our loans and leases:

	Total	2018	2019	2020	2021 and thereafter
Leases	$38,413,754	$4,540,925	$4,657,868	$4,783,624	$24,431,394
Loans	59,599	18,411	19,958	13,995	7,235
Total	$38,473,353	$4,559,336	$4,677,826	$4,797,619	$24,438,629

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

We do not expect recent accounting pronouncements will have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Footnote 2 in the accompanying consolidated financial statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-30, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 and had concluded that our disclosure controls and procedures are effective. The term disclosure controls and procedures mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2017 based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since
Christian C. Romandetti	57	President, Chief Executive Officer and Director	December 2010

Phillip J. Keller	51	Chief Financial Officer, Treasurer and Secretary	July 2017

Donald A. Bittar (1)	76	Director	December 2010

Shelia H. Schweitzer (1)	71	Director	March 2018

(1)	Effective March 6, 2018 Ms. Schweitzer was appointed to the Board of Directors and Mr. Bittar retired from the Board of Directors. Mr. Bittar’s decision to resign from the Company’s board of directors is not the result of any disagreement with the Company’s operations, policies or procedures.

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

Phillip J. Keller — Chief Financial Officer

Mr. Keller was appointed Chief Financial Officer on July 24, 2017. From 2014 through 2015, Mr. Keller, age 51, served as Senior Vice President of Finance and Chief Financial Officer of RehabCare Inc., a provider of physical, occupational and speech-language rehabilitation services to hospitals, skilled nursing facilities and home care settings in 47 states across the United States of America. Prior to joining RehabCare Inc. in 2014, Mr. Keller served as Senior Vice President of Finance of PharMerica, Inc. (NYSE: PMC), an institutional pharmacy servicing skilled nursing and assisted living facilities, hospitals and other long term alternative care facilities. Other previous executive posts have included Senior Vice President of Finance and Principal Accounting Officer of BioScrip, Inc. (NASDAQ: BIOS), and Vice President of Finance, Chief Financial Officer and Treasurer of DMI Furniture Inc. (NASDAQ: DMIF). In May 1991, Mr. Keller earned his Certified Public Accountant license. He began his career working as a Staff Accountant for Laventhol & Horwath after graduating from the Loyola University of Chicago with a B.S. degree in Accounting.

Donald A. Bittar —Director

 In December 2010, Mr. Bittar was appointed as our Company’s CFO, Treasurer and Secretary and a member of the Board of Directors. In November 2014, he briefly retired from his role as First Choice’s CFO but returned in March 2015 and again retired in July 2016 upon the appointment of Mr. Skeldon.

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

On March 6, 2018 Mr. Bittar resigned his position as Director. Mr. Bittar’s decision to resign from the Company’s board of directors is not the result of any disagreement with the Company’s operations, policies or procedures.

Shelia H. Schweitzer – Director

Effective March 6, 2018 Ms. Schweitzer was appointed to the Board of Directors. Ms. Schweitzer brings to the Board over 30 years of business experience in the healthcare field, specifically the revenue cycle. In such capacity, she has held numerous founder and executive/industry association leadership roles with several companies and organizations.

From 2002 until 2009, she served as Chief Executive Officer of CareMedic Systems, Inc., a provider of revenue cycle management solutions to hospitals and healthcare providers in the United States and Puerto Rico. Thereafter, from 2009 until 2011, she served as Senior Vice President of Strategy for Optum, Inc., a provider of healthcare analytics, population health management, clinical performance, revenue cycle management, medical necessity, risk and quality enablement, and compliance solutions to provider organizations, and benefits management, health management, financial management, and health and well-being solutions to Fortune 500 employers. Additionally, and most recently, she founded and served as Chief Executive Officer of PatientMatters, LLC, a manager of patient receivables for hospitals and healthcare providers.

Furthermore, her industry association leadership positions included Chairman of AFEHCT (2005), member of the WEDI Foundation Board (2001 and 2002). She was awarded Person of the Year by HIMSS Medical Banking Project in 2008 and was also nominated as Entrepreneur of the Year in Louisville, Kentucky in 1993 and was a founder and author of a whitepaper for EDI-USA. Ms. Schweitzer holds a B.S. degree in Chemistry from Western Kentucky University.

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

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons has been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2017, the Board of Directors held 11 meetings. Each meeting was attended by all of the members of the Board.

Committees of the Board of Directors

There are currently no committees of the Board of Directors.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Shareholder Recommendations for Board Nominees

The Board does not have a Governance or Nominating Committee that is tasked with identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of shareholders. Until such committee is formed, the shareholder recommendations for Board nominees would be directed to the entire Board, who will consider the qualifications of the person recommended based on a variety of factors including:

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of our Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). We believe that all Section 16(a) filing requirements applicable to such Reporting Persons will be filed by the end of the second quarter.

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

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)(1)	Total Compensation ($)

Christian C. Romandetti (1)(5)(6)	2017	289,406	35,000	—	12,607	336,666
President, CEO & Director	2016	275,625	100,000	—	12,207	387,832
	2015	262,500	625,000	314,700	12,196	1,214,396
Phillip J. Keller (2)	2017	70,673	5,000	—	—	75,673
CFO, Secretary & Treasurer	2016	—	—	—	—	—
	2015	—	—	—	—	—
Timothy K. Skeldon (1)(3)	2017	177,570	—	24,182	4,813	206,565
Former CFO, Secretary & Treasurer	2016	110,557	—	25,000	6,940	142,517
	2015	—	—	—	—	—
Donald A. Bittar (4)	2017	12,500	—	37,200	—	49,700
Former CFO, Director	2016	58,500	—	55,800	—	114,300
	2015	73,280	—	95,700	—	168,980

(1)	Consists of provision of an automobile, computer equipment and reimbursement of business expenses.
(2)	Mr. Keller was appointed as CFO as of July 24, 2017
(3)	Mr. Skeldon resigned effective July 2017
(4)	Mr. Bittar retired as CFO on July 2016 upon the appointment of Mr. Skeldon as CFO.
(5)	Represented a strategic cash bonus of $100,000 earned in 2015 relating to Crane Creek Surgery Center but was paid in 2016 pursuant to Mr. Romandetti’ s Employment Agreement.
(6)	Mr. Romandetti waived his right to receive the earned bonuses and options in 2016.

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

Pursuant to our Company achieving specific financial performance benchmarks established by the Board of Directors, Mr. Romandetti will also be entitled to receive a cashless option to purchase up to 1,000,000 shares of Common Stock per year. The exercise price of the options will be the fair market value of the average closing price of the stock during the first calendar month after the end of the fiscal year. Mr. Romandetti shall have up to five years from the date of the annual option grant to exercise the option. In addition to the above compensation consideration, Mr. Romandetti will be entitled to receive annual restricted stock compensation equal to 100% of the total base salary and bonus compensation. The fair market value of the restricted stock grant shall be determined using the average closing price of our Common Stock during the first calendar month after the end of the fiscal year. Mr. Romandetti signed a waiver and consent to forego receiving the options earned for 2017 and 2016.

Upon the expiration of the initial five-year term, the Employment Agreement shall automatically be extended for additional terms of one year each unless either party gives 90-day prior written notice of non-renewal. In addition, Mr. Romandetti’ s Employment Agreement provides that, upon Mr. Romandetti’ s death, disability, termination for any reason other than “Cause” (as such term is defined in the Employment Agreement) or resignation for “Good Reason” (as such term is defined in the Employment Agreement), our Company will pay to Mr. Romandetti 12 months of his annual base salary at the time of separation in accordance with our Company’s usual payroll practices and in case of disability additionally the payment on a prorated basis of any bonus or other payments earned in connection with our Company’s then-existing bonus plan in place at the time of such termination. Finally, Mr. Romandetti is subject to standard non-compete and non-solicit covenants during the course of his employment and for a period of 12 months after the date that he is no longer employed by our Company.

Employment agreement with Phillip J. Keller, CFO

The Company entered into an employment agreement (“Employment Agreement”) with Phillip J. Keller, dated July 27, 2017 to serve as the Company’s Chief Financial Officer. Pursuant to the terms and conditions set forth in the Employment Agreement, Mr. Keller is entitled to receive an annual base salary of $175,000 and receive, as additional compensation, bonus compensation of $25,000 ($5,000 per quarter for the three (3) quarters following August 31, 2017 and $10,000 for the fourth (4th) quarter following August 31, 2018), so long as each SEC filing from the start of his employment until August 31, 2018 is filed by the Company at least five (5) days prior to the due date of each such filing, and Mr. Keller is employed by the company at the time of each such filing. Further, he will be eligible to receive an additional bonus of $25,000 based on the completion of and compliance with certain tasks agreed upon by Mr. Keller and the Company. Mr. Keller would be entitled to $6,250 per quarter divided by the amount of tasks completed out of the ten (10) separate tasks agreed upon by Mr. Keller and the Company.

Additionally, Mr. Keller shall be eligible to earn up to 250,000 shares of the Company’s Common Stock over a four (4) year period. Up to 25,000 shares per year are eligible to vest so long as Mr. Keller remains employed with the Company on each September 1st, commencing on September 1, 2018, and up to an additional 37,500 shares per year are eligible to vest on each September 1st based on the achievement of certain objectives and goals set out and agreed upon by Mr. Keller and the Company. Shares will be issued on a percentage of actual amounts achieved. Mr. Keller will also be eligible to participate in the Company’s health and other benefits on the same terms as other Company executives.

Employment Agreement with Timothy K. Skeldon, Former CFO

Pursuant to an Employment Agreement between our Company and Mr. Timothy K. Skeldon, our CFO effective July 11, 2016, he receives an annual salary of $250,000 and an additional annual bonus of $25,000 per year for each completed year of employment. Further, he will be granted a total of 150,000 shares of our Company’s Common Stock with a three-year vesting schedule. Up to 50,000 shares per year are eligible to vest based on annual revenue and EBITDA benchmarks agreed upon by Mr. Skeldon and our Company. Shares will be issued on a percentage of actual amount achieved. He will also be eligible to participate in our Company’s health plan and other benefits on the same terms as other Company executives. In July 2017, Mr. Skeldon resigned his position as CFO.

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2017 for services to our company.

The following table sets forth the compensation paid to our Board of Directors in fiscal 2017:

Name	Shares (#)	Shares ($)
Donald A. Bittar	30,000	$37,200

Outstanding Equity Awards at 2017 Fiscal Year-End

Outstanding equity awards at 2017 fiscal year-end are comprised of Restricted Stock Units (“RSU). The following table summarizes the restricted stock activity for the year ended December 31, 2017:

Restricted shares as of December 31, 2016	660,000
Granted, 2017	400,000
Forfeited, 2017	(138,900)
Restricted Shares Issued at December 31, 2017	921,100
Vested at December 31, 2017	11,100
Restricted shares as of December 31, 2017	932,200

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

The following table sets forth information as of March 23, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of our Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1) (2)	Percent of Class
Christian C. Romandetti (3)	6,931,578	21.5%
Donald A. Bittar	526,666	1.6%
Phillip J. Keller (7)	350,000	0.1%
All Executive Officers and Directors as a Group (2 Individuals)	7,808,244	24.3%

C.T. Capital, Ltd. (4)	2,666,667	8.3%
MedTRX Provider Network, LLC (5)	1,875,000	5.8%
Steward Physician Contracting (8)	5,000,000	15.5%
Fuse Capital, LLC (6)	1,752,152	5.4%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 32,172,389 shares of Common Stock issued and outstanding as of March 28, 2018.

(3)	Of the reported securities, 5,750,000 shares are owned by Romandetti Family Trust, 746,559 shares are owned by Mr. Romandetti and 435,019 shares are owned by Mr. Romandetti’ s wife. Mr. Romandetti disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. The address for Mr. Romandetti is c/o 709 S. Harbor City Blvd., Suite 530, Melbourne, Florida 32901.

(4)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with C.T. Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, C.T. Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. C.T. Capital may convert all or any portion of the outstanding principal amount – up to $2,000,000 – or interest on the loan into our Common Stock at a price equal to $0.75 per share. In December 2016, C.T. Capital converted $1,400,000 of the outstanding principal amount to 1,866,667 shares of Common Stock. For purposes of percent ownership calculation, we have assumed that the remaining $600,000 eligible for conversion to equity was converted into our Common Stock at a price of $0.75 per share. The address of C.T. Capital, Ltd. is 6300 NE First Avenue, Suite 201, Fort Lauderdale, Florida 33334. (See Note 22 – Subsequent Events).

(5)	Comprised of a cash warrant to purchase 1,875,000 shares of Common Stock that may be exercised on or prior to the close of business on December 23, 2018 at $3.60 per share. For purposes of percent ownership calculation, we have assumed that the warrant was exercised at an exercise price of $3.60 per share. The address of MedTRX Providor Network, LLC is 1 Kalisa Way, Suite 201, Paramus, New Jersey 7652.

(6)	The address of Fuse Capital, LLC is 40 Hemlock Drive, Roslyn, New York 11576.

(7)	Includes $350,000 performance based restricted stock units granted on July 24, 20017 vesting over four years.

(8)	The address of Steward Physician Contracting, 111 Huntington Avenue, Suite 1800, Boston, MA 021999

Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which we are authorized to issue shares of our Common Stock, aggregated as follows:

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

Description of Securities

First Choice Healthcare Solutions has 100,000,000 Common Stock, par value $0.001 per share, authorized for issuance and 1,000,000 Preferred Stock, par value $0.01 per share, authorized for issuance. As of March 28, 2018, there were 32,172,389 shares of Common Stock issued and outstanding. There were no shares of Preferred Stock that are issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Guggenheim Life and Annuity Company

On August 12, 2011, Marina Towers, LLC, a Florida limited liability company (“Marina Towers”) an indirect and wholly owned subsidiary of Medical Billing Assistance, Inc., a Colorado company entered into a Loan Agreement (the “Loan Agreement”) with Guggenheim Life and Annuity Company, a Delaware life insurance company (“Guggenheim”). The closing and funding of the Loan occurred on August 15, 2011 (the “Closing Date”). Under the Loan Agreement, Guggenheim has committed to make a loan in the aggregate amount of $7,550,000.00 to Marina Towers with an interest rate of 6.10% per annum (the “Loan”). The maturity date of the Loan is September 16, 2016 (the “Maturity Date”). The Loan is evidenced by that certain Consolidated, Amended and Restated Promissory Note, dated August 12, 2011 (the “Note”) and is secured primarily by: (i) that certain first priority Consolidated, Amended and Restated Mortgage and Security Agreement, dated August 12, 2011, encumbering the real and personal property (the “Property”) of Marina Towers (the “Mortgage”); and (ii) that certain first priority Assignment of Leases and Rents, dated August 12, 2011, from Marina Towers, as assignor, to Guggenheim as assignee, pursuant to which Marina Towers assigned to Guggenheim all of Marina Towers’ right, title and interest in and to certain leases and rents as security for the Loan.

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

Director Independence

Currently, Shelia Schweitzerone of our directors qualify as independent directors under the NASDAQ listing standards and Rule 10A-3 and Rule 10C-1 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We engaged Marcum LLP (“Marcum”) as our independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2017 commencing May 7, 2017. Prior to the engagement of Marcum, RBSM LLP (“RBSM”) served as our independent registered public accounting firm.

Our independent auditor, Marcum, billed an aggregate of $97,133 for the year ended December 31, 2017 and the quarterly reviews for the year ended December 31, 2017. RBSM billed $111,500 for the December 31, 2016 audit, quarterly reviews for the year ended December 31, 2016. In addition, RBSM billed $10,000 and $61,200 for tax and other services in 2016, respectively. Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed for professional services associated with the auditing of The B.A.C.K. Center and Crane Creek Surgery Center.

	2017	2016
Audit Fees	$177,953	$111,500
Audit-Related Fees	—	—
Tax Fees	15,000	10,000
All Other Fees	28,000	61,200
Total	$220,953	$182,700

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation of Medical Billing Assistance, Inc. (the “Company”) (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.1(a)	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.1(b)	Certificate of Merger between First Choice Healthcare Solutions, Inc., a Delaware and surviving corporation and Medical Billing Assistance, Inc., a Colorado corporation. (incorporated by reference to Exhibit 3.1(B) to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

3.2	By-laws of the Company (incorporated by reference to the Company’s Form SB-2 Registration Statement as filed December 20, 2007)

3.2(a)	By-laws of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

4.1	Medical Billing Assistance, Inc. 2011 Incentive Stock Plan (incorporated by reference to Annex E to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.1	Share Exchange Agreement dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.5	Loan Agreement dated as of August 12, 2011, between Marina Towers, LLC (“Marina”) and Guggenheim Life and Annuity Company (“Guggenheim”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.6	Florida Consolidated Amended and Restated Promissory Note, dated August 12, 2011, made by Marina to Guggenheim (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2011)

10.7	Agreement and Plan of Merger made as of February 13, 2012, by and between the Company and First Choice Healthcare Solutions, Inc. (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

10.8	Membership Interest Purchase Closing Agreement between Seller, FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.9	Management Services Agreement between FCID Medical, Inc. and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2012)

10.10	Loan Agreement dated February 1, 2012, between FCID of Medical, Inc. and CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.11	Revolving Line of Credit Promissory Note, dated February 15, 2012, in the amount of $500,000, issued by FCID Medical, Inc. to CCR of Melbourne, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2012)

10.12	Promissory Note, dated as of May 18, 2012, made by First Choice Medical Group of Brevard, LLC to the order of General Electric Capital Corporation, in the amount of $450,000 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13	Master Lease Agreement, dated as of May 10, 2012, between First Choice Medical Group of Brevard, LLC and General Electric Capital Corporation, with schedules (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13(a)	Guaranty dated May 10, 2012, by Christian Romandetti to General Electric Capital Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.13(b)	Guaranty dated May 10, 2012, by First Choice Healthcare Solutions, Inc. to General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2012)

10.14	Securities Purchase Agreement made as of December 14, 2012, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $203,500 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.15	Securities Purchase Agreement made as of February 19, 2013, with note as an exhibit thereto, for the sale of an 8% convertible note in the principal amount of $103,500 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.16	Securities Purchase Agreement made as of August 14, 2013, for the sale of an 8% convertible note in the principal amount of $153,500, with note as an exhibit thereto(incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.17	Agreement, dated as of May 1, 2013, between MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18	Loan and Security Agreement dated as of June 13, 2013, by and between C.T. Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.18(a)	Agreement to Modify Loan Interest Rate and Consent to FCHS Secured Debt Issuance, dated June 13, 2013, by and between C.T. Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.19	Form of Membership Interest Purchase Agreement dated August 28, 2013, by and between the Company and the sellers of the membership interests in MedTech Diagnostics LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.20	License Agreement dated August 28, 2013, by and between Donald Bittar and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.21	Amendment to Loan Agreement dated as of August 28, 2013, by and among MTI Capital LLC and First Choice Healthcare Solutions, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.22	Form of Securities Purchase Agreement dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.23	Form of Common Stock Purchase Warrant dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.24	Form of Debenture dated as of November 8, 2013, issued to Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.25	Form of Security Agreement dated as of November 8, 2013, between Hillair Capital Investments, L.P., the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.25(a)	Form of Subsidiary Guarantee dated as of November 8, 2013, to the Securities Purchase Agreement, dated as of November 8, 2013, between the Company and Hillair Capital Investments, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.26	Loan Agreement dated May 17, 2012 between HS Real Company, LLC and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.26(a)	Promissory Note dated May 17, 2012, to HS Real Company, LLC (incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.26(b)	Amendment to Loan Agreement dated August 5, 2012, with HS Real Company LLC, and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.27	Employment Agreement dated March 20, 2014, between the Company and Christian Charles Romandetti (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.28	Operating and Control Agreement as of May 5, 2015, between the Company and Brevard Orthopaedic Spine & Pain Clinic, Inc.+

10.29	Form of Common Stock Option Purchase dated as of May 1, 2015, issued to the principals of Brevard Orthopaedic Spine & Paine Clinic, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 14, 2016).

10.30	Modification Agreement, dated June 9, 2015, between the Company and C.T. Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2015).

10.31	Modification Agreement, dated December 14, 2015, between the Company and C.T. Capital, LTD (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 18, 2015).

10.32	Membership Purchase Agreement effective October 1, 2015, by and between Crane Creek Surgical Partners, LLC, CCSC Holdings, Inc., a wholly owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC (incorporated by reference to Exhibit 10.35 to the Form 10-K filed with the SEC on April 14, 2016).

10.33	Second Amended and Restated Operating Agreement effective October 1, 2015, between CCSC Holdings, Inc., a wholly owned subsidiary of the Company, HMA Blue Chip Investments, LLC and CCSC TBC Group, LLC. (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 14, 2016).

10.34	Asset Purchase Agreement between Marina Towers, LLC and Global Medical Reit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 7, 2016).

10.35	Lease Agreement dated March 31, 2016, between GMR Melbourne, LLC and Marina Towers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 4, 2016).

10.36	Employment Agreement, dated May 27, 2016, between the Company and Timothy K. Skeldon (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 6, 2016) +

10.37 10.38 10.39	Employment Agreement, dated July 24, 2017 between the Company and Phillip J. Keller (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 27, 2017). +

Stock Purchase Agreement, dated February 6, 2018, between the Company and Steward Health Care System LLC (incorporated by reference to Exhibit 10.0 to the Company’s Form 8-K, filed with the SEC on February 8, 2017).

Membership Interest Purchase Agreement, dated January 31, 2018, between CCSC Holdings, Inc., a wholly-owned subsidiary of the Company, and HMA Blue Chip Investments, LLC (incorporation by reference to Exhibit 10.0 to the Company’s Form 8-K, filed with the SEC on February 8, 2017).

10.40	Termination and Assignment Agreement, dated January 31, 2018, among CCSC Holdings, Inc., a wholly-owned subsidiary of the Company, Crane Creek Surgical Partners, LLC and BCS-Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on February 8, 2017).

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

21.1	List of Subsidiaries

First Choice Health Care Solutions, Inc             DE
FCID Medical, Inc.                                             FL
First Choice Medical Group of Brevard, LLC   DE
TBC Holding of Melbourne, Inc.                        FL
CCSC Hodling Holding, Inc.                              FL
Crane Creek Surgical Partners, LLC                   FL
Mariana Towers, LLC FL

31.1	Certification of CEO pursuant to Sec. 302+
31.2	Certification of CFO pursuant to Sec. 302+
32.1	Certification of CEO pursuant to Sec. 906+
32.2	Certification of CFO pursuant to Sec. 906+

EX-101.INS	XBRL INSTANCE DOCUMENT+
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-01.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-01.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: April 2, 2018	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
President and Chief Executive Officer

Dated: April 2, 2018	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer and Principal Accounting Officer

Dated: April 2, 2018	By:	/s/ Shelia H. Schweitzer
Shelia H. Schweitzer
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

First Choice Healthcare Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Choice Healthcare Solutions, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Choice Healthcare Solutions, Inc.

We have audited the accompanying consolidated balance sheet of First Choice Healthcare Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, equity and cash flows for the period ended December 31, 2016.   These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of First Choice Healthcare Solutions, Inc. and subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, New York

March 31, 2017

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016
	2017	2016
ASSETS
Current assets
Cash (amounts related to VIE of $702,476 and $708,858)	$2,015,534	$4,593,638
Accounts receivable, net (amounts related to VIE of $4,420,605 and $6,010,961)	8,699,714	9,536,830
Employee loans (amounts related to VIE of $490,550 and $491,850)	1,155,109	820,341
Prepaid and other current assets (amounts related to VIE of $425,725 and $329,427)	676,931	422,512
Total current assets	12,547,288	15,373,321

Property, plant and equipment, net (amounts related to VIE of $469,927 and $693,629)	2,295,163	2,544,816

Other assets (amounts related to VIE of $921,470 (Note 4)	3,908,781	4,227,957

Total assets	$18,751,232	$22,146,094

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $1,479,075 and $1,366,143)	$2,379,404	$2,083,231
Accounts payable, related party (amount related to VIE of $251,588)	251,588	251,588
Tax payable	223,899	181,029
Lines of credit, short term (amount related to VIE of $440,024 and $439,524)	1,540,024	1,539,524
Notes payable, current portion	29,552	519,452
Unearned revenue	44,607	26,936
Deferred rent, short term portion (amount related to VIE of $45,203 and $237,923)	105,171	237,923
Total current liabilities	4,574,425	4,839,683

Long term liabilities:
Deposits held	41,930	41,930
Notes payable, long term portion	60,146	14,531
Deferred rent, long term portion (amount related to VIE of $2,510,406 and $2,214,909)	2,589,568	2,293,594
Total long-term liabilities	2,691,644	2,350,055

Total liabilities	7,265,889	7,189,738

Commitments and contingencies

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,356,838 and 24,631,327 shares issued; 27,167,818 and 24,631,327 shares outstanding as of December 31, 2017 and 2016, respectively	27,357	24,631
Additional paid in capital	25,185,487	24,020,610
Treasury stock, 189,020 and 0 common shares, at cost, respectively	(249,265)	—
Accumulated deficit	13,989,018	(10,100,534)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	10,974,561	13,944,707
Non-controlling interest (note 12)	510,782	1,011,649
Total equity	11,485,343	14,956,356

Total liabilities and equity	$18,751,232	$22,146,094

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2017	2016
Revenues:
Patient Service Revenue	$30,678,449	$27,978,106
Allowance for contractual allowances and bad debts	(4,209,820)	(924,916)
Net patient service revenue less provision for bad debts	26,468,629	27,053,190
Rental Revenue	2,275,418	2,410,892
Total Revenue	28,744,047	29,464,082

Operating expenses:
Salaries and benefits	16,291,238	13,696,590
Other operating expenses	10,327,434	9,271,684
General and administrative	5,593,705	5,534,446
Depreciation and amortization	941,836	821,709
Total operating expenses	33,154,213	29,324,429

Net (loss) income from operations	(4,410,166)	139,653

Other income (expense):
Gain on sale of property and improvements	—	9,207,846
Miscellaneous income (expense)	120,799	278,358
Amortization of financing costs	—	(15,654)
Interest expense, net	(99,984)	(343,161)
Total other income	20,815	9,127,389

Net (loss) income before provision for income taxes	(4,389,351)	9,267,042

Income taxes	—	—

Net (loss) income	(4,389,351)	9,267,042

Non-controlling interest (note 12)	500,867	(92,659)

NET (LOSS) INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$(3,888,484)	$9,174,383

Net (loss) income per common share, basic	$(0.15)	$0.38

Net (loss) income per common share, diluted	$(0.15)	$0.37

Weighted average number of common shares outstanding, basic	26,658,926	23,843,239

Weighted average number of common shares outstanding, diluted	26,658,926	24,643,239

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2017

			Additional
	Common stock		Paid in	Common Stock	Treasury Stock		Accumulated	Non-controlling
	Shares	Amount	Capital	Subscriptions	Shares	Amount	Deficit	Interest	Total
Balance, December 31, 2015	22,867,626	$22,868	$21,196,792	$175,000	—	$—	$(19,274,917)	$918,990	$3,038,733
Common stock issued in connection with loan extension	100,000	100	91,900	—	—	—	—	—	92,000
Common stock issued in settlement of common stock subscription	129,630	130	174,870	(175,000)	—	—	—	—	—
Common stock issued for services rendered	1,474,071	1,473	1,288,012	—	—	—	—	—	1,289,485
Common stock issued in exchange for previous issued warrants	60,000	60	(60)	—	—	—	—	—	—
Common stock issuable in settlement of convertible debt	—	—	1,400,000	—	—	—	—	—	1,400,000
Cash paid to purchase previously issued warrants	—	—	(600,000)	—	—	—	—	—	(600,000)
Stock based compensation	—	—	469,096	—	—	—	—	—	469,096
Net income	—	—	—	—	—	—	9,174,383	92,659	9,267,042
Balance, December 31, 2016	24,631,327	24,631	24,020,610	—	—	—	(10,100,534)	1,011,649	14,956,356
Common stock issued in settlement of convertible debt, previously accrued	1,866,667	1,867	(1,867)	—	—	—	—	—	—
Common stock issued for services rendered	695,344	695	840,502	—	—	—	—	—	841,197
Common stock previously issued returned to treasury	(142,500)	(142)	142	—	—	—	—	—	—
Purchase of Company’s common stock at average cost of $1.32 per share	—	—	—	—	189,020	(249,265)	—	—	(249,265)
Stock based compensation	306,000	306	326,100	—	—	—	—	—	326,406
Net loss	—	—	—	—	—	—	(3,888,484)	(500,867)	(4,389,351)
Balance, December 31, 2017	27,356,838	$27,357	$25,185,487	$—	189,020	$(249,265)	$(13,989,018)	$510,782	$11,485,343

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,389,351)	$9,267,042
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	941,836	821,709
Amortization of financing costs	—	15,654
Bad debt expense	4,209,820	924,916
Gain on sale of property and equipment	—	(9,207,846)
Stock based compensation	1,167,603	1,276,681
Changes in operating assets and liabilities:
Accounts receivable	(3,372,704)	(3,837,852)
Prepaid expenses and other current assets	(266,819)	(105,739)
Restricted funds	—	359,414
Employee loans	(334,768)	(148,048)
Accounts payable and accrued expenses	296,173	(2,502,528)
Income taxes payable	42,870	—
Settlement payable	—	(600,000)
Deposits	302	(25,502)
Deferred rent	132,752	271,508
Unearned income	17,671	(15,768)
Net cash used in operating activities	(1,554,615)	(3,506,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	—	15,113,497
Purchase of equipment	(330,439)	(254,627)
Net cash (used in) provided by investing activities	(330,439)	14,858,870

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) of advances	—	(43,082)
Proceeds from notes payable	86,713	—
Proceeds from line of credit	500	372,636
Payment to acquire previously issued warrants	—	(600,000)
Purchase of treasury stock	(249,265)	—
Net payments on notes payable	(530,998)	(8,083,425)
Net cash used in financing activities	(693,050)	(8,353,871)

Net (decrease) increase in cash, cash equivalents	(2,578,104)	2,998,640
Cash and cash equivalents, beginning of period	4,593,638	1,594,998

Cash, cash equivalents, end of period	$2,015,534	$4,593,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$100,067	$339,722
Cash paid during the period for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in settlement of accrued expenses	$—	$1,290,900
Common stock issuable in settlement of convertible line of credit	$—	$1,400,000
Common stock issued to acquire previously issued warrant	$—	$80,400

See the accompanying notes to these consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1— ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

Brevard Orthopedic Spine & Pain Clinic, Inc.

Effective May 1, 2015, the Company, through its wholly owned subsidiary, TBC Holdings of Melbourne, Inc., entered into an Operating and Control Agreement (the “Control Agreement”) with Brevard Orthopaedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”), whereby we have sole and exclusive management and control of The B.A.C.K. Center, including, but not limited to, administrative, financial, facility and business operations including the requirement to absorb losses or right to receive economic benefits. We issued 3,000,000 options to purchase First Choice Healthcare Solutions, Inc.)(“Company”)Common Stock at $1.35 per share to The B.A.C.K. Center employees providing specific qualifications are met. The initial term of the Control Agreement relating to the options expired on December 31, 2016, with the Company having the right to extend the term until December 31, 2023. We exercised our option to extend the term until December 31, 2019.

The Control Agreement allows the Company to hold the current or potential rights that give it the power to direct the activities of the Variable Interest Entity (“VIE”) that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the Company the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. The Company has a controlling financial interest in the VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the structure of the entity, the Company will reconsider whether it is subject to the VIE model. The Company continuously evaluates whether it has a controlling financial interest in the VIE.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles (“U. S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and useful lives of long-lived assets, provision against bad debt, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company recognizes, significant patient service revenue at the time the services are rendered, even though it does not assess the patient’s ability to pay. Therefore, The Company’s interim and annual periods reports disclose both, its policy for assessing and disclosing the timing and amount of uncollectable patient service revenue recognized as doubtful. Qualitative and quantitative information about significant changes in the allowance for doubtful accounts related to patient accounts receivable are disclosed in the Company’s reports. These estimates are based upon the history and identified trends for each of our payers.

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

Rental Revenue

In addition to housing our corporate headquarters and First Choice Medical Group, the building leases 38,334 square feet of commercial office space to non-affiliated tenants. Our corporate headquarters and FCID Holdings offices currently utilize 4,274 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and Physical Therapy center, currently occupies 21,902 square feet on the ground, first and second floors.

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

Concentration of Risk
Revenue Concentration:
	Year ended December 31,
	2017	2016
Medicare	32.5%	31.7%
Commercial Payor 1	19.7%	21.1%

Receivable Concentration:
	December 31,	December 31,
	2017	2016
Medicare	20.6%	27.0%
Commercial Payor 1	15.1%	19.8%
Commercial Payor 2	12.8%	11.9%

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

In the year ended 2017, the Company changed its estimates of the allowance for doubtful accounts related to its customers, primarily based on historical experience of write-offs of outstanding accounts receivable. The result of this change in estimate resulted in an increase compared to the year ended December 31, 2016 to the allowance for doubtful accounts by approximately $3.2 million in the year ended 2017. As of December 31, 2017, and 2016, the Company’s allowance for bad debts was $7,238,615 and $3,680,837, respectively.

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

Net (loss) income per share

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Year ended December 31,
	2017	2016
Numerator:
Net (loss) income attributable to First Choice Healthcare Solutions, Inc.	$(3,888,484)	$9,174,383

Denominator:
Weighted-average common shares, basic	26,658,926	23,843,239
Weighted-average common shares, diluted	26,658,926	25,309,905

Basic:	$(0.15)	$0.38
Diluted:	$(0.15)	$0.36

The diluted earnings per common share included the effect of 800,000 common shares issuable upon the conversion of debt for the year ended December 31, 2016. The computation excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Potentially dilutive common shares from convertible debt, options and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options are were excluded from the computation of the diluted net income per share because their inclusion would be anti-dilutive. In addition, there were no vested restrict stock for periods presented. Potentially dilutive securities excluded from the basic and diluted net income per share are as follows:

	December 31,
	2017	2016
Convertible line of credit	800,000	800,000
Warrants to purchase common stock	1,875,000	1,875,000
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	910,000	660,000
	6,585,000	6,335,000

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Upon exercise of a common stock equivalent, the Company issues new shares of common stock out of its authorized shares.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments. (See Note 13 – Segment Reporting).

Long-lived assets

The Company follows a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 15 years.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

At December 31, 2017 and 2016, the Company management performed an evaluation of its goodwill and other acquired intangible assets for purposes of determining the implied fair value of the assets at December 31, 2017 and 2016. The tests indicated that the recorded remaining book value of its goodwill in connection with the consolidation of Crane Creek did not exceed its fair value for the years ended December 31, 2017 and 2016, respectively. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

The Company follows a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity.

Fair value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity tomaximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities
•	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The carrying value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings (including lines of credit and notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2017, and 2016, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Reclassifications

Certain reclassifications have been made to prior period’s data to conform to the current year’s presentation. These reclassifications had no impact on reported income or losses.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company anticipates using the modified retrospective transition method beginning with the first quarter of fiscal 2018. The adoption of ASU 2014-09 using the modified retrospective transition method in the first quarter of fiscal 2018 is not anticipated to have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this new standard on its financial statements.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the consolidated statements of cash flows.

Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2016 and 2017 in connection with the planned development of its Healthcare Services Business. Management believes continued growth in 2018 will support improved liquidity.

The Company believes that the current cash balance and line of credit (see notes), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE 4 — OTHER ASSETS

Other assets are comprised of the following:

	2017	2016
Goodwill (amount relating to VIE of $899,465)	$899,465	$899,465
Deferred costs, net of amortization of $860,384 and $537,740	2,366,043	2,688,687
Patient list, net of accumulated amortization of $115,000 and $95,000	185,000	205,000
Patents, net of accumulated amortization of $76,400 and $57,300	210,100	229,200
Investments (amounts related to VIE of $22,005 and $22,005)	22,005	22,005
Deferred tax asset	223,899	181,029
Deposits	2,269	2,571
Total other assets	$3,908,781	$4,227,957

Deferred costs

In connection with the Operation and Control Agreement with the The B.A.C.K. Center, the Company reserved 3,000,000 options to purchase the Company’s common stock at $1.35 per share, expiring on December 31, 2023 and vesting is contingent on The B.A.C.K. Center employees executing employment agreements with First Choice-Brevard. The grant date fair value of $3,226,427 is amortized ratably to operations over an estimated 8.67-years of remaining life. The amortization for the years ended December 31, 2017 and 2016 was $322,644.

Patient list

Patient list is comprised of acquired patients in connection with the acquisition of First Choice - Brevard and is amortized ratably over the estimated useful life of 15 years. The amortization for the years ended December 31, 2017 and 2016 was $20,000.

Patents

Patent costs are being amortized over the life of the patents life. The amortization for the years ended December 31, 2017 and 2016 was $19,100.

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and 2016 are as follows:

	2017	2016
Building improvements	212,987	185,213
Computer equipment	451,747	370,561
Medical equipment	3,128,823	2,940,055
Office equipment	248,809	214,206
	4,042,366	3,710,035
Less: accumulated depreciation	(1,747,203)	(1,165,219)
	$2,295,163	$2,544,816

During the year ended December 31, 2017 and 2016, depreciation expense charged to operations was $580,092 and $459,965, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2018	$1,121,245
Year ended December 31, 2019	1,143,670
Year ended December 31, 2020	1,166,543
Year ended December 31, 2021	1,189,874
Year ended December 31, 2022 and thereafter	5,325,855
$9,947,187

For the years ended December 31, 2017 and 2016, the Company collected $962,384 and $1,167,409 in net rental revenue from third-party tenants of Marina Towers.

NOTE 6 — LINES OF CREDIT

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

On March 1, 2018, the Loan Agreement with CT Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to December 31, 2019 and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

At December 31, 2016, the Company was obligated, but had not issued, 1,866,677 shares of its common stock in exchange for $1,400,000 in convertible debt. During the year ended December 31, 2017, the shares were subsequently issued.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

As of December 31, 2017, and 2016, the outstanding balance was $1,100,000 and the remaining principal amount the Lender can convert into common stock is $600,000, subject to the limitations set forth above. The balance available on the line of credit is $1,400,000 as of December 31, 2017.

Line of credit, Florida Business Bank

The B.A.C.K. Center is a party to a Promissory Note with Florida Business Bank, a Florida banking corporation. Under the Loan Agreement,the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,383,000 (as amended), with an interest rate of Prime floating plus 1.0%, as published in The Wall Street Journal, with a floor of 2.75% per annum (as amended). The agreement annually renews on June 30, 2018.

Interest shall be due and payable monthly, and principal is due on demand. The outstanding principal balance plus all accrued but unpaid interest shall be due on demand (the “Maturity Date”). Upon default, the interest may be adjusted to the highest rate permissible by law.

The Loan is secured by all assets of The B.A.C.K. Center now owned or hereafter acquired. The assets constitute the collateral for the repayment of the Loan.

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of December 31, 2017, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of December 31, 2017, and 2016, the outstanding balance on the Loan was $440,024 and $439,524, respectively.

NOTE 7— NOTES PAYABLE

Notes payable as of December 31, 2017 and 2016 are comprised of the following:

	2017	2016
Note Payable, GE Capital (MRI)	$—	$438,736
Note Payable, GE Capital (X-ray)	—	48,362
Note Payable, GE Arm	12,536	41,043
Capital Leases- Equipment	77,162	5,842
	89,698	533,983
Less current portion	(29,552)	(519,452)
Long term portion	$60,146	$14,531

Note payable — equipment financing

On September 27, 2012, the Company accepted the delivery of MRI equipment under the equipment finance lease. As such, the component price accepted of $1,771,390 is due over 60 months and the associated monthly payment is $0 for the first three months and $38,152 per month for the remaining 57 months including interest at 7.9375% per annum. On March 8, 2013, the Company amended the equipment finance lease to interest only payments of $11,779 for the first three months and $38,152 per month for the remaining monthly payments. The note was paid off in 2017.

On August 22, 2012, the Company accepted the delivery of X-ray equipment under the equipment finance lease. As such, the component price accepted of $212,389 is due over 60 months and the associated monthly payment is $0 for the first three months and $4,300 per month for the remaining 57 months including interest at 7.9375% per annum.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

On March 8, 2013, the Company amended the equipment finance lease to interest only payments of $1,384 for the first three months and $4,575 per month for the remaining monthly payments. The note was paid off in 2017.

On February 25, 2013, the Company accepted the delivery of C-arm equipment under the equipment finance lease. As such, the component price accepted of $124,797 is due over 63 months and the associated monthly payment is $0 for the first three months and $2,388 for the remaining 60 months, including interest at 7.39% per annum.

Capital leases — equipment

On February 6, 2017, the Company entered into a capital lease agreement to acquire equipment with 48 monthly payments of $611 payable through January 6, 2021 with an effective interest rate of 14.561% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

In June 2017, the Company entered into a lease agreement to acquire equipment with 48 monthly payments of $1,223 payable through June 2021 with an effective interest rate of 5.00% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Aggregate principal maturities of long-term debt as of December 31, 2017:

Amount
Year ended December 31, 2018	$18,411
Year ended December 31, 2019	19,958
Year ended December 31, 2020	13,995
Year ended December 31, 2021	7,782
Total	$60,146

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception. No formal repayment terms or arrangements exist, and the Company is not accruing interest on these advances. As of December 31, 2017, and 2016, all advances had been repaid.

The Company was a party to a promissory note in connection with the acquisition for $420,000 which bears 8% interest per annum. The note was personally guaranteed by the Company’s Chief Executive Officer. The promissory note was issued to certain equity owners of The B.A.C.K. Center, an entity consolidated with the Company under VIE accounting. This note was paid in full on April 15, 2016.

On March 31, 2016, the Company received an aggregate of $133,796 as cash advances from related parties. The advances were due upon demand with an interest rate of 12% per annum. On April 6, 2016, the Company paid the advances in full.

NOTE 9 — CAPITAL STOCK

Preferred stock

The Company is authorized to issue 1,000,000 shares $0.01 par value preferred stock. As of December 31, 2017, and 2016, none was issued and outstanding.

Common stock

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

During the year ended December 31, 2016, the Company issued 60,000 shares of its common stock to re-acquire warrants previously issued in connection with the sale of common stock. (See Note 10 – Stock Options, Warrants and Restricted Stock Units).

During the year ended December 31, 2017, the Company issued an aggregate of 306,000 shares of its common stock to officers, employees and service providers at an aggregate fair value of $326,406, which were earned and expensed in 2016.

During the year ended December 31, 2017, the Company issued an aggregate of 695,344 shares of its common stock to service providers at an aggregate fair value of $841,197.

During the year ended December 31, 2017, the Company issued 1,866,667 shares of its common stock in exchange for $1,400,000 in convertible debt. The value of shares was recorded as a share issuance liability as of December 31, 2016.

During the year ended December 31, 2017, the Company returned and canceled 142,500 shares of common stock. The shares were originally issued on July 8, 2015 for services to the Company. Because of the contract cancellation, the shares were returned and canceled.

On July 21, 2017, the Company and its former Chief Financial Officer entered into a Separation and General Release Agreement. The agreement called for the former CFO to resign from his position, assist with the preparation of the second quarter 10-Q filing and provide consulting services to the incoming Chief Financial Officer. In consideration for the above, the Company has paid the former Chief Financial Officer $25,000 in cash and vested in 11,100 shares of Common Stock.

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

Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash and the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. As of December 31, 2017, the Company had purchased 189,020 shares at an average purchase price of $1.32 per share, for aggregate proceeds of $249,265.

NOTE 10 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The following table presents information related to stock options at December 31, 2017:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	6.00	—

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	—	$—
Granted	3,000,000	1.35
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2016:	3,000,000	1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2017	3,000,000	$1.35

As of December 31, 2017, the aggregate intrinsic value of all outstanding options was zero.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted share units as of December 31, 2015	—
Granted	660,000
Forfeited	—
Restricted shares units issued as of December 31, 2016	660,000
Granted	400,000
Forfeited	(138,900)
Total Restricted Shares Issued at December 31, 2017	921,100
Vested at December 31, 2017	11,100
Unvested restricted shares as of December 31, 2017	932,200

On May 31, 2016, the Company granted 150,000 performance-based, restricted stock units vesting over three years based on the achievement of certain defined annual financial benchmarks, pursuant to terms of employment offered to the Company’s newly appointed Chief Financial Officer, effective July 11, 2016. The estimated fair value of the granted restricted stock units of $156,000 is being recognized over the vesting period(s). Upon termination in 2017, the 11,100 RSUs were granted to the former Chief Financial Officer as part of his separation agreement and the remaining 138,900 RSU’s were canceled.

In 2016, the Company granted an aggregate of 510,000 restricted stock units vesting three years from the date of issuance. The estimated fair value of the granted restricted stock units of $527,700 is being recognized over the vesting period(s).

In 2017, the Company granted 400,000 performance-based, restricted stock units vesting over four or five years depending on the grant. The estimated fair value of the granted restricted stock units of $511,000 is being recognized over the vesting periods.

The fair value of all restricted stock units vesting during the year ended December 31, 2017 and 2016 of $326,405 and $131,546, respectively, was charged to current period operations.

As of December 31, 2017, stock-based compensation related to restricted stock awards of $869,775 remains unamortized and is expected to be amortized over the weighted average remaining period of 2.99 years.

The Company previously issued warrants of 1,875,000 in 2011, since 2011 no additional warrants have been issued and will expire on December 23, 2018. As of December 31, 2017, the aggregate intrinsic value of all warrants was zero.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 11 — VARIABLE INTEREST ENTITY

Brevard Orthopaedic Spine & Pain Clinic, Inc.

The Company has determined that The B.A.C.K. Center is a VIE. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant.

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of December 31, 2017 and 2016:

	2017	2016
Current assets:
Cash	$238,402	$355,491
Accounts receivable, net	3,526,789	4,830,054
Other current assets	765,236	691,847
Total current assets	4,530,427	5,877,392
Property and equipment, net	73,791	70,444
Other assets	22,005	22,005
Total assets	$4,626,223	$5,969,841
Current liabilities:
Accounts payable and accrued liabilities	$628,304	$904,684
Due to First Choice Healthcare Solutions, Inc.	1,700,210	2,867,539
Other current liabilities	485,432	677,446
Total current liabilities	2,813,946	4,449,669
Long term debt	1,950,963	1,658,858
Total liabilities	4,764,909	6,108,527
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$4,626,223	$5,969,841

Total revenues from The B.A.C.K. Center were $11,884,824 for the year ended December 31, 2017. Related expenses consisted primarily of salaries and benefits of $6,716,500, other operating expense of $3,461,290, general and administrative expenses of $2,631,507, depreciation of $26,742, interest and financing costs of $17,144; and other income of $103,474 for the year ended December 31, 2017. (See Note 13 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $14,022,604 for the year ended December 31, 2016. Related expenses consisted primarily of salaries and benefits of $6,588,842, general and administrative expenses of $2,872,712, depreciation of $24,451, interest and financing costs of $14,714; and other income of $268,543 for the year ended December 31, 2016. (See Note 13 – Segment Reporting)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Crane Creek Surgery Center

 The Company has determined that Crane Creek is a VIE. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders.

This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s structure, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests is a matter that requires the exercise of professional judgment.

The assets of Crane Creek can only be used to settle obligations of the VIE, additionally, creditors of the Crane Creek do not have recourse against the general credit of the primary beneficiary.

The tables below summarize the assets and liabilities associated with the Crane Creek as of December 31, 2017 and 2016:

	2017	2016
Current assets:
Cash	$464,074	$353,367
Accounts receivable, net	893,817	1,180,907
Other current assets	151,040	129,430
Total current assets	1,508,931	1,663,704
Property and equipment, net	396,136	623,185
Goodwill	899,465	899,465
Total assets	$2,804,532	$3,186,354
Current liabilities:
Accounts payable and accrued liabilities	$852,208	$461,489
Capital leases, short term	12,001
Other current liabilities	251,588	251,588
Total current liabilities	1,115,797	713,077
Capital leases, long term	47,049	—
Deferred rent	559,239	556,051
Total liabilities	1,722,085	1,269,128

Equity-First Choice Healthcare Solutions, Inc.	432,979	766,891
Non-controlling interest	649,468	1,150,335
Total liabilities and deficit	$2,804,532	$3,186,354

 Total revenues from Crane Creek were $4,555,515 for the year ended December 31, 2017. Related expenses consisted primarily of salaries and benefits of $1,156,747, practice supplies and operating expenses of $3,411,808, general and administrative expenses of $553,370, depreciation of $278,399, interest expense of $4,295 and miscellaneous income of $14,325 for the year ended December 31, 2017. (See Note 13 – Segment Reporting)

Total revenues from Crane Creek were $5,076,724 for the year ended December 31, 2016. Related expenses consisted primarily of salaries and benefits of $1,219,749, practice supplies and operating expenses of $3,123,964, general and administrative expenses of $491,678, depreciation of $112,595, gain on sale of equipment of $18,878 and miscellaneous income of $6,815 for the year ended December 31, 2016. (See Note 13 – Segment Reporting)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 12 — NON-CONTROLLING INTEREST

A reconciliation of The B.A.C.K. Center non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the year ended December 31, 2017:

Net loss	$(1,169,478)
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the year ended December 31, 2016:

Net income	$1,139,806
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2017:

Balance, December 31, 2015	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership
Net income attributable to the non-controlling interest
Balance, December 31, 2016	(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, December 31, 2017	$(138,686)

A reconciliation of the Crane Creek non-controlling income attributable to the Company:

Net income attributable to the non-controlling interest for the year ended December 31, 2017:

Net loss	$(834,778)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(500,867)

Net income attributable to non-controlling interest for the year ended December 31, 2016:

Net income	$144,344
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$92,659

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2017:

Balance, December 31, 2015	$1,057,676
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	92,659
Balance, December 31, 2016	1,150,335
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net loss attributable to the non-controlling interest	(500,867)
Balance, December 31, 2017	$649,468

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 13 — SEGMENT REPORTING

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

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the year ended December 31, 2017:

	FCID	Brevard
	Medical	Orthopaedic	CCSC	Corporate		Total
Revenue:
Net Patient Service Revenue	$11,341,324	$10,571,790	$4,555,515	$—	$—	$26,468,629
Rental revenue	—	1,313,034		1,755,850	(793,466)	2,275,418
Total Revenue	11,341,324	11,884,824	4,555,515	1,755,850	(793,466)	28,744,047

Operating expenses:
Salaries & benefits	6,994,297	6,716,500	1,156,747	1,423,694		16,291,238
Other operating expenses	2,533,586	3,461,289	3,411,808	1,656,294	(735,543)	10,327,434
General and administrative	792,138	2,631,507	553,370	1,674,612	(57,923)	5,593,704
Depreciation and amortization	294,574	26,742	278,399	342,121	—	941,836
Total operating expenses	10,614,595	12,836,038	5,400,324	5,096,721	(793,466)	33,154,213

Net income (loss) from operations:	726,729	(951,215)	(844,809)	(3,340,871)	—	(4,410,166)

Interest income (expense)	(78,628)	(17,144)	(4,295)	83	—	(99,984)
Other income (expense)	—	103,474	14,325	3,000	—	120,799

Net Income (Loss) before income taxes:	648,101	(864,885)	(834,779)	(3,337,788)	—	(4,389,351)

Income taxes	—	—	—	—	—	—

Net income (Loss)	648,101	(864,885)	(834,779)	(3,337,789)	—	(4,389,351)

Non-controlling interest	—	—	500,867	—	—	500,867

Net income (loss) attributable to First Choice Healthcare Solutions	$648,101	$(864,885)	$(333,912)	$(3,337,789)	$—	$(3,888,484)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Summary Statement of Operations for the year ended December 31, 2016:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$9,357,077	$12,619,389	$5,076,724	$—	$—	$27,053,190
Rental revenue	—	1,403,215		1,739,646	(731,969)	2,410,892
Total Revenue	9,357,077	14,022,604	5,076,724	1,739,646	(731,969)	29,464,082

Operating expenses:
Salaries & benefits	4,613,786	6,588,842	1,219,749	1,274,213	—	13,696,590
Other operating expenses	2,175,409	3,359,029	3,123,964	1,345,251	(731,969)	9,271,684
General and administrative	453,091	2,872,712	491,678	1,716,965	—	5,534,446
Depreciation and amortization	272,968	24,451	112,595	411,695	—	821,709
Total operating expenses	7,515,254	12,845,034	4,947,986	4,748,124	(731,969)	29,324,429

Net income (loss) from operations:	1,841,823	1,177,570	128,738	(3,008,478)	—	139,653

Interest income (expense)	(216,149)	(13,397)	(10,087)	(103,528)	—	(343,161)
Amortization of financing costs	—	(1,317)	—	(14,337)	—	(15,654)
Gain on sale of property	—	—	18,878	9,188,968	—	9,207,846
Other income (expense)	—	268,543	6,815	3,000	—	278,358

Net Income before income taxes:	1,625,674	1,431,399	144,344	6,065,625	—	9,267,042

Income taxes	—			—	—	—

Net income	1,625,674	1,431,399	144,344	6,065,625	—	9,267,042

Non-controlling interest	—	—	(92,659)	—	—	(92,659)

Net income attributable to First Choice Healthcare Solutions	$1,625,674	$1,431,399	$51,685	$6,065,625	$—	$9,174,383

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Mr. Romandetti, upon successfully achieving annual revenue milestones, is entitled to receive a bonus equal to 10% of his salary when $7.1 million in total annual revenue is reported in a fiscal year scaling up to a bonus equal to 800% of his salary if and when $100 million in total annual revenue is reported in a fiscal year. Mr. Romandetti signed a waiver and consent to the bonus earned for 2017. If the Company is unable to pay any portion of the bonus compensation when due because of insufficient liquidity or applicable restrictions under prevailing debt financing agreements, then, as an accommodation to the Company, Mr. Romandetti shall be able to convert bonus compensation into shares of the Company’s common stock at a 30% discount to the average closing price during the first calendar month after the end of the fiscal year. Mr. Romandetti will also be entitled to receive a strategic bonus of $100,000, payable in cash, on the sixth month anniversary of opening each new center of excellence.

Pursuant to the Company achieving specific financial performance benchmarks established by the Board of Directors, Mr. Romandetti will also be entitled to receive a cashless option to purchase up to one million shares of common stock per year. The exercise price of the options will be the fair value of the average closing price of the stock during the first calendar month after the end of the fiscal year. Mr. Romandetti shall have up to five years from the date of the annual option grant to exercise the option. In addition to the above compensation consideration, Mr. Romandetti will be entitled to receive annual restricted stock compensation equal to 100% of the total base salary and bonus compensation. The fair value of the restricted stock grant shall be determined using the average closing price of the common stock during the first calendar month after the end of the fiscal year. Mr. Romandetti signed a waiver and consent to the bonus earned for 2017.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Employee employment contracts

The Company, from time to time, enters into employment contracts with its physicians. These contracts are generally for a three (3) year term; may be terminated for “Cause,” as defined therein; include customary provisions for restrictive covenants; and provide for compensation that is derived from the revenue generated by work performed by the physicians. As of December 31, 2017, the Company has entered into approximately 12 physician employment agreements.

Operating leases

The B.A.C.K. Center

The B.A.C.K. Center leases office space under various non-cancelable operating leases that expire at various dates through June 2026. Terms of the lease agreements provide for rental payments ranging from approximately $4,200 to $200,000 per month. Certain leases include charges for sales and real estate taxes and a proration of common area maintenance expenses. Under U.S. GAAP, all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. The GAAP-based rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2018	$2,480,344
Year ended December 31, 2019	2,554,754
Year ended December 31, 2020	2,631,397
Year ended December 31, 2021	2,710,339
Year ended December 31, 2022 and thereafter	11,679,217
$22,056,051

For the year ended December 31, 2017 and 2016, The B.A.C.K. Center collected $1,313,034 and $1,403,215 in net rental revenue from affiliated and non-affiliated tenants, including Crane Creek Surgery Center, respectively.

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

Under U.S. GAAP, all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. Rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet.

The following is a schedule of future minimum lease payments for the non-cancelable operating lease for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2018	$1,121,245
Year ended December 31, 2019	1,143,670
Year ended December 31, 2020	1,166,543
Year ended December 31, 2021	1,189,874
Year ended December 31, 2022 and thereafter	5,325,855
$9,947,187

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

For the years ended December 31, 2017 and 2016, the Company collected $962,384 and $1,167,409 in net rental revenue from third-party tenants of Marina Towers.

Crane Creek Surgery Center

The Crane Creek Surgery Center leases office space under an operating lease that expires in 2024. Terms of the lease agreement provide for rental payments ranging from approximately $76,293 to $92,114 per month. The office space lease includes charges for sales and real estate taxes and a proration of common area maintenance expenses. Under U. S. GAAP, all rental payments, including fixed rent increases, are recognized on a straight-line basis over the life of the lease. Rent expense and the actual lease payments are reflected as deferred rent on the accompanying balance sheet.

The following is a schedule of future minimum lease payments for the operating lease for each of the next five years ending December 31 and thereafter:

Year ended December 31, 2018	$711,185
Year ended December 31, 2019	732,521
Year ended December 31, 2020	754,496
Year ended December 31, 2021	777,131
Year ended December 31, 2022 and thereafter	2,295,007
$5,270,340

Litigations, Claims and Assessments

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our physicians. Currently, we have no pending litigation that is deemed to be material to the consolidated financial statements.

Guarantees

The B.A.C.K. Center’s shareholders and a related party have guaranteed the full and prompt payment of the base rent, the additional rent and any all other sums and charges payable by a tenant, its successors and assigns under the lease, and the full performance and observance of all the covenants, terms, conditions and agreements for one of the above mentioned operating leases.

NOTE 15 - INCOME TAXES

On December 22, 2017, the 2017 Tax Cut and Jobs Act (“the Act”) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on undistributed foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring its U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of its deferred tax assets and liabilities. The one-time transition tax does not apply to the Company as it does not have any undistributed foreign earnings. The provisional amount related to the re-measurement of its deferred tax balance is a reduction of approximately $782,355. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no income statement impact. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional re-measurement adjustments to our recorded deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The (loss) income before provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016
Domestic	$(4,389,351)	$9,276,042

Provision for Income Taxes	12/31/17	12/31/16
Current federal		—
Current state	—	—
Total current	—	—

Deferred federal	(604,047)	—
Deferred state	(123,721)	—
Total deferred	(727,768)	—

Change in valuation allowance	727,768	—

Total tax provision	—	—

The Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
NOL Carryforward	$284,136	181,029
AMT Credit	223,899	—
Fixed assets and intangibles	(17,513)	—
Stock Compensation	66,326	—
Accruals and other	461,145	—
Total deferred tax assets	$951,667	181,029
Valuation allowance	(727,768)	—
Net deferred tax asset	$223,899	181,029

The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.

 Net operating losses and tax credit carryforwards as of December 31, 2017, are as follows:

	Amount	Expiration in years
Net operating losses, federal	$1,121,074	2017-2035

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has not conducted a study to assess whether a limitation would apply. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

	Year ending December 31,
	2017	2016
Statutory rate	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%
Non-deductible items	(48.5)%	—
Increase due to true up	12.2%	(37.6)%
Changes in federal tax rate	(17.8)%
Changes in valuation allowance due to tax reform	(16.5)%	—
Total	—	—

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Under the Act, corporations are no longer subject to the Alternative Minimum Tax (AMT), effective for taxable years beginning after Dec. 31, 2017. However, where a corporation has an AMT credit from a prior taxable year, the corporation will continue to carry the credit forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50 percent of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has an AMT credit carryforward of $232,899 as of December 31, 2017.

The Company will request the following refunds for the tax years ended December 31, 2018 through December 31, 2022:

Tax Year Ended:	AMT Credit Refund Request
December 31, 2018	$116,450
December 31, 2019	58,225
December 31, 2020	29,113
December 31, 2021	14,556
December 31, 2022	14,555
$232,899

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017, and 2016, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by their respective taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authority. The statute of limitations remains effectively open for all tax years from inception through 2017. Tax years outside the normal statute of limitations remain open to examination by tax authorities due to tax attributes generated in earlier years which have been carried forward and may be examined and adjusted in subsequent years when utilized.

NOTE 16 – SUBSEQUENT EVENTS

Crane Creek Surgery Center

On January 31, 2018, the Company, through its wholly owned subsidiary CCSC purchased 24.05 Class B units of membership interest in the Center representing 25% ownership interest in the Center. The purchase of the Class B units increases the Company’s ownership percentage to 65% and is effective on January 1, 2018.

The Company simultaneously entered into a Termination and Assignment Agreement (“Agreement”) with BCS- Management, LLC (“BCS”). The management agreement between the Center and BCS was terminated and assigned to CCSC with an effective date of January 1, 2018. As part of the agreement, the Center made a one-time payment of $175,000 to BCS.

Steward Health Care System Strategic Partnership

On February 6, 2018, the Company entered into a strategic partnership with Steward Health Care System (“Steward”).As part of the strategic partnership, Steward will make an investment into the Company in the amount of $7.5 million for 5 million shares, allowing the Company to continue to expand its business model. On March 1, 2018, the Company issued five (5) million shares of common stock in exchange for cash proceeds of $7.5 million.

On or after April 1, 2022, Steward has the option to sell at its sole discretion fifty percent (50%) of the shares to the Company one-time during each of the following two (2) calendar years and the Company will have the obligation to purchase these shares at a price equal to the original purchase price per share. At such time if the market capitalization of the Company is equal to or more than $100 million the Company’s obligation to buy the shares shall automatically be terminated.