Form 10-K/A
period 2017-12-31
First Choice Healthcare Solutions, Inc.
filed 2018-04-03
CIK 1416876

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

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of First Choice Healthcare Solutions, Inc. for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the”SEC”) on April 2, 2018, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer and Principal Accounting Officer

 4