Form 10-Q
period 2018-03-31
First Choice Healthcare Solutions, Inc.
filed 2018-05-08
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 4, 2018, there were 32,547,189 shares outstanding of the registrant’s Common Stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31.	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash (amounts related to VIE of $478,740 and $702,476)	$8,474,437	$2,015,534
Accounts receivable, net (amounts related to VIE of $4,129,865 and $4,420,605)	9,908,563	8,699,714
Employee loans (amounts related to VIE of $490,250 and $490,550)	1,268,487	1,155,109
Prepaid and other current assets (amounts related to VIE of $235,707 and $425,725)	630,285	676,931
Total current assets	20,281,772	12,547,288

Property, plant and equipment, net (amounts related to VIE of $209,950 and $469,927)	2,519,638	2,295,163

Other assets (amount relating to VIE $22,005 and $921,470	3,824,483	3,908,781

Total assets	$26,625,893	$18,751,232

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $854,018 and $1,479,075)	$2,545,295	$2,379,404
Accounts payable, related party (amount related to VIE of $0 and $251,588)	251,588	251,588
Tax payable	230,037	223,899
Line of credit, short term (amount related to VIE of $440,024)	440,024	440,024
Notes payable, current portion (amount related to VIE of $24,975 and $0)	49,515	29,552
Unearned revenue	44,557	44,607
Deferred rent, short term portion (amount related to VIE of $27,142 and $45,203)	81,410	105,171
Total current liabilities	3,642,426	3,474,245

Long term liabilities:
Deposits held	41,930	41,930
Line of credit, long term	1,100,000	1,100,000
Notes payable, long term portion (amount related to VIE of $95,734 and $0)	149,288	60,146
Deferred rent, long term portion (amount related to VIE of $1,975,808 and $2,510,406)	2,641,579	2,589,568
Total long term liabilities	3,932,797	3,791,644

Total liabilities	7,575,223	7,265,889

Temporary equity-2022 Put Option	7,500,000	—

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,172,389 and 27,356,838 shares issued; 32,172,389 and 27,167,818 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	32,172	27,357
Additional paid in capital	24,982,457	25,185,487
Treasury stock, 0 and 189,020 common shares, at cost, respectively	—	(249,265)
Accumulated deficit	(13,709,680)	(13,989,018)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	11,304,949	10,974,561
Non-controlling interest (note 10)	245,721	510,782
Total equity	11,550,670	11,485,343

Total liabilities and equity	$26,625,893	$18,751,232

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2018	2017
Revenues:
Patient Service Revenue	$8,481,672	$7,406,986
Allowance for bad debts	(278,562)	(264,996)
Net patient service revenue	8,203,110	7,141,990
Rental Revenue	582,787	578,363
Total Revenue	8,785,897	7,720,353

Operating expenses:
Salaries and benefits	4,329,285	3,716,375
Other operating expenses	2,632,786	2,529,183
General and administrative	1,353,836	1,173,834
Depreciation and amortization	201,912	189,488
Total operating expenses	8,517,819	7,608,880

Net income from operations	268,078	111,473

Other income (expense):
Miscellaneous income	40,322	50,102
Interest expense, net	(23,512)	(32,074)
Total other income	16,810	18,028

Net income before provision for income taxes	284,888	129,501

Income taxes (benefit)	—	—

Net income	284,888	129,501

Non-controlling interest (note 10)	(5,550)	73,018

NET INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$279,338	$202,519

Net income per common share, basic	$0.01	$0.01

Net income per common share, diluted	$0.01	$0.01

Weighted average number of common shares outstanding, basic	28,610,793	26,252,505

Weighted average number of common shares outstanding, diluted	29,410,793	27,052,505

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2018

			Additional				Non-
	Common stock		paid in	Treasury stock		Accumulated	controlling
	Shares	Amount	capital	Shares	Amount	deficit	interest	Total equity
Balance, December 31, 2017	27,356,838	$27,357	$25,185,487	189,020	$(249,265)	$(13,989,018)	$510,782	$11,485,343
Common stock previously issued returned to treasury	(5,000)	(5)	5	—	—	—	—	—
Common stock issued for services rendered	9,571	9	13,566	—	—	—	—	13,575
Common stock previously issued returned to treasury and canceled	(189,020)	(189)	(249,076)	(189,020)	249,265	—	—	—
Sale of common sock	5,000,000	5,000	7,495,000	—	—	—	—	7,500,000
Reclassify put option in connection to sale of common stock to temporary equity	—	—	(7,500,000)	—	—	—	—	(7,500,000)
Acquisition of 25% interest in Crane Creek Surgery Center	—	—	(129,389)	—	—	—	(270,611)	(400,000)
Stock based compensation	—	—	166,864	—	—	—	—	166,864
Net income	—	—	—	—	—	279,338	5,550	284,888
Balance, March 31, 2018 (unaudited)	32,172,389	$32,172	$24,982,457	—	$—	$(13,709,680)	$245,721	$11,550,670

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$284,888	$129,501
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	201,912	189,488
Allowances for bad debts	278,562	264,996
Stock based compensation	180,439	63,324
Changes in operating assets and liabilities:
Accounts receivable	(1,487,411)	(1,118,306)
Prepaid expenses and other current assets	46,646	(229,258)
Employee loans	(113,378)	(132,791)
Accounts payable and accrued expenses	165,891	353,849
Deferred rent	28,250	51,871
Unearned income	(50)	16,918
Net cash used in operating activities	(414,251)	(410,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of 25% interest in Crane Creek Surgical Center	(400,000)	—
Purchase of equipment	(335,951)	(173,729)
Net cash (used in) provided by investing activities	(735,951)	(173,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,500,000	—
Proceeds from notes payable	120,709	22,113
Payments on notes payable	(11,604)	(130,125)
Net cash provided by (used in) financing activities	7,609,105	(108,012)

Net increase (decrease) in cash and cash equivalents	6,458,903	(692,149)
Cash and cash equivalents, beginning of period	2,015,534	4,593,638

Cash and cash equivalents, end of period	$8,474,437	$3,901,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,629	$32,328
Cash paid during the period for income taxes	$—	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 — BASIS OF PRESENTATION

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in implementing a defined growth strategy aimed at building a network of localized, integrated healthcare services platforms comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Interventional Pain Medicine and related diagnostic and ancillary services in key high growth markets.

The unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries: First Choice Medical Group of Brevard LLC, Marina Towers, LLC, FCID Medical Inc., TBC Holdings of Melbourne, Inc., CCSC Holdings, Inc. and Crane Creek Surgical Partners, LLC., along with the VIE, The B.A.C.K. Center. All significant intercompany balances and transactions, including those involving the VIE, have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2018.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Patient fee revenue

Patient fee revenue, net of contractual allowance and discounts, consists of net patient fees received from insurance companies, third party payors (including federal and state agencies), hospitals and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. Patient fee revenue is recorded in the period in which the services are provided

Rental Revenue

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

Concentration of Risk
Revenue Concentration:
	Three months ended March 31,
	2018	2017
Medicare	36.0%	35.5%
Commercial Payor 1	15.9%	19.0%
Commercial Payor 2	—	11.0%

Receivable Concentration:

	March 31,	March 31,
	2018	2017
Medicare	24.6%	22.9%
Commercial Payor 1	11.6%	17.4%
Commercial Payor 2	11.9%	11.7%

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

Patient receivables: Accounts receivables from services provided to patients who have third-party coverage, the Company analyzes contractually due amounts and provides an allowance for doubtful accounts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts.

Rental receivables: Accounts receivables from rental activities are periodically evaluated for collectability in determining the appropriate allowance for doubtful accounts.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

In the year ended 2017, the Company changed its estimates of the allowance for doubtful accounts related to its customers, primarily based on historical experience of write-offs of outstanding accounts receivable. The result of this change in estimate resulted in an increase compared to the year ended December 31, 2016 to the allowance for doubtful accounts by approximately $3.2 million in the year ended 2017. As of March 31, 2018, and December 31, 2017, the Company’s allowance for doubtful accounts was $7,563,566 and $7,285,004 respectively.

Net (loss) income per share

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months ended March 31,
	2018	2017
Numerator:
Net income attributable to First Choice Healthcare Solutions, Inc.	$279,338	$202,519

Denominator:
Weighted-average common shares, basic	28,610,793	26,252,505
Weighted-average common shares, diluted	29,410,793	27,052,505

Basic:	$0.01	$0.01
Diluted:	$0.01	$0.01

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

	March 31,
	2018	2017
Warrants to purchase common stock	1,875,000	1,875,000
Options to purchase common stock	3,000,000	3,000,000
Restricted stock awards	1,248,777	660,000
Total	6,123,777	5,535,000

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the unaudited condensed consolidated statements of operations, as if such amounts were paid in cash. Upon exercise of a common stock equivalent, the Company issues new shares of common stock out of its authorized shares.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all the material financial information related to the Company’s principal operating segments. (See Note 11 – Segment Reporting).

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity. As of March 31, 2018 the Company canceled all of its outstanding treasury stock.

Reclassifications

Certain reclassifications have been made to prior period’s data to conform to the current year’s presentation. These reclassifications had no impact on reported income.

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

 Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-15 in the first quarter of 2018 and such adoption did not have a material impact on the Company.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 in the first quarter of 2018 and such adoption did not have a material impact on the Company.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

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

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2017 in connection with the planned development of its Healthcare Services Business. Management believes continued growth in 2018 will support improved liquidity. On March 1, 2018 the Company received $7.5 million in cash in exchange for issuing five million shares of common stock.

The Company believes that the current cash balance and line of credit (see notes), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

However, to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs to conserve its cash.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 4 — LINES OF CREDIT

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

On December 27, 2017, the Loan Agreement with CT Capital, Ltd. (“Lender”) was amended to extend the Maturity Date to December 31, 2019 and further provide that neither the Company nor Lender shall effectuate any conversion of the Loan to the extent that after giving effect to any such conversion, the Lender would beneficially own in excess of 9.99% of the number of shares of our Company’s shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Loan by the Lender.

The obligations of the Company under the Loan Agreement, as amended, are guaranteed by certain affiliates of the Company, including a personal guarantee issued by the Company’s Chief Executive Officer.

As of March 31, 2018, and December 31, 2017, the outstanding balance was $1,100,000 and the remaining principal amount the Lender can convert into common stock is $600,000, subject to the limitations set forth above. The balance available on the line of credit is $1,400,000 as of March 31, 2018.

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of March 31, 2018, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of March 31, 2018, and December 31, 2017, the outstanding balance on the Loan was $440,024.

NOTE 5— NOTES PAYABLE

Notes payable as of March 31, 2018 and 2017 are comprised of the following:

	March 31. 2018	December 31. 2017
Note Payable, GE Arm	$5,063	$12,536
Capital Leases- Equipment	193,740	77,162
	198,803	89,698
Less current portion	(49,515)	(29,552)
Long term portion	$149,288	$60,146

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Note payable — equipment financing

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

In June 2017, the Company entered into a lease agreement to acquire equipment with 60 monthly payments of $1,223 payable through June 2021 with an effective interest rate of 5.00% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

On January 29, 2018 the Company entered into a lease agreement to acquire equipment with 60 monthly payments of $1,925 payable through December 2018 with an effective interest rate of 10.2% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

Aggregate principal maturities of long-term debt as of March 31, 2018:

Amount
Year ended December 31, 2018	$29,763
Year ended December 31, 2019	35,602
Year ended December 31, 2020	38,967
Year ended December 31, 2021	35,555
Year ended December 31, 2022 and beyond	58,916
Total	$198,803

NOTE 6 — TEMPORARY EQUITY 2022 PUT OPTION

On February 6, 2018, the Company and Steward Health Care System LLC (“Steward”) entered into a Stock Purchase Agreement (the “Purchase Agreement”).Pursuant to the terms of the Purchase Agreement, Steward will acquire from the Company 5,000,000 shares of common stock of the Company for cash consideration of $7,500,000. As a result of the transaction, Steward owned 15.5% of all of the issued and outstanding shares of common stock of the Company.

The Company has agreed that, upon demand from Steward after the six month anniversary of the Closing Date, the Company shall use its reasonable best efforts to prepare and file with the Securities and Exchange Commission, a registration statement and such other documents as may be necessary in the advice of counsel for the Company, and use its commercially reasonable efforts to have such registration statement declared effective in order to comply with the provisions of the Securities Act of 1933, as amended, so as to permit the registered resale of the common shares.

In addition, the Company has agreed that, on or after April 1, 2022, upon ninety (90) days prior written notice, Steward may sell fifty percent (50%) of the common stock to the Company one-time during each of the following two (2) calendar years thereafter at a price equal to the purchase price under the Purchase Agreement pro-rated for the number of shares being purchased. Notwithstanding the foregoing, the put option shall automatically terminate and be of no further force and effect in the event the market capitalization (as defined in the Purchase Agreement) of the Company is equal to or more than $100,000,000 at any time after the date of the Purchase Agreement.

Due to the nature of the put agreement as described above, the Company has classified to temporary equity the net proceeds from the sale of the Company’s common stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 7 — CAPITAL STOCK

Common stock

During the three months ended March 31, 2018, the Company issued an aggregate of 9,571 shares of its common stock to a service provider at an aggregate fair value of $13,575.

During the three months ended March 31, 2018 the Company returned to authorized and cancelled 189,020 previously acquired common stock treasury shares with a carrying value of $249,265.

During the three months ended March 31, 2018, the Company cancelled a net of 5,000 shares of common stock previously issued to a service provider.

NOTE 8 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The following table presents information related to stock options at March 31, 2018:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	5.75	—

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2017:	3,000,000	1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2018	3,000,000	$1.35

The aggregate intrinsic value of all outstanding options of $210,000 represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.42 as of March 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted share units as of December 31, 2017	921,100
Granted	327,677
Forfeited	—
Unvested restricted shares as of March 31, 2018	1,248,777

In 2018, the Company granted 327,677 performance-based, restricted stock units vesting over four or five years depending on the grant. The estimated fair value of the granted restricted stock units of $167,000 is being recognized over the vesting periods.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

As of March 31, 2018, stock-based compensation related to restricted stock awards of $1,056,963 remains unamortized and is expected to be amortized over the weighted average remaining period of 3.46 years.

The Company previously issued warrants of 1,875,000 in 2011, since 2011 no additional warrants have been issued and will expire on December 23, 2018. As of March 31, 2018, the aggregate intrinsic value of all warrants was zero.

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Current assets:
Cash	$478,740	$238,402
Accounts receivable, net	4,129,865	3,526,789
Other current assets	725,957	765,236
Total current assets	5,334,562	4,530,427
Property and equipment, net	209,950	73,791
Other assets	22,005	22,005
Total assets	$5,566,517	$4,626,223
Current liabilities:
Accounts payable and accrued liabilities	$854,018	$628,304
Due to First Choice Healthcare Solutions, Inc.	2,287,502	1,700,210
Other current liabilities	492,141	485,432
Total current liabilities	3,633,661	2,813,946
Long term debt	2,071,542	1,950,963
Total liabilities	5,705,203	4,764,909
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$5,566,517	$4,626,223

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Total revenues from The B.A.C.K. Center were $3,974,593 for the three months ended March 31, 2018. Related expenses consisted primarily of salaries and benefits of $1,776,997, other operating expense of $938,794, general and administrative expenses of $618,337 depreciation of $10,190, interest and financing costs of $4,810; and other income of $38,553 for the three months ended March 31, 2018. (See Note 11 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $3,430,655 for the three months ended March 31, 2017. Related expenses consisted primarily of salaries and benefits of $1,718,717, operating expenses of $856,482, general and administrative expenses of $638,798, depreciation of $6,162, interest and financing costs of $3,904; and other income of $45,684 for the three months ended March 31, 2017. (See Note 11 – Segment Reporting)

Crane Creek Surgery Center

In 2015, the Company had determined that Crane Creek is a VIE. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders.

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

On January 31, 2018 effective January 1, 2018), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with HMA Blue Chip Investments, LLC (“Blue Chip”).Pursuant to the terms of the Purchase Agreement, the Company acquired from Blue Chip 24.05 Class B Units of membership interest in the Center for cash consideration of $400,000 (the “Transaction”), representing a 25% ownership interest in the Center. As a result of the Transaction, the Company held a 65% ownership interest in the Center.

Termination and Assignment Agreement

On January 31, 2018 (effective January 1. 2018), the Company entered into a Termination and Assignment Agreement (the “Termination Agreement”) with Crane Creek Surgical Partners, LLC (the “Center”) and BCS-Management, LLC (“BCS”).

Pursuant to the terms of the Termination Agreement, the Center and BCS will terminate their respective rights and obligations under that certain Amended and Restated Management Services Agreement dated as of September 1, 2013 (the “Management Agreement”). Each of the Center and BCS has agreed to release the other and certain other persons from any and all claims arising out of or relating to the Management Agreement, except for claims arising out of the Termination Agreement and claims made by third parties against either party.

In addition, pursuant to the terms of the Termination Agreement, BCS will assign, grant, convey and transfer to the Company all of BCS’s right, title and interest in and to the Management Agreement, including but not limited to the right to accept management fees as set forth in the Management Agreement, and the Company will assume all of BCS’s duties and obligations under the Management Agreement. Until March 31, 2018, BCS will provide the Center business office, financial, accounting and other related services necessary to assist the transition of the operation of the Center to the Company.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

As a result of the Purchase agreement described above, Crane Creek Surgical Partners, LLC became a majority-owned subsidiary of the Company effective January 1, 2018.

The tables below summarize the assets and liabilities associated with the Crane Creek as of December 31, 2017 (as a VIE):

December 31. 2017
Current assets:
Cash	$464,074
Accounts receivable, net	893,817
Other current assets	151,040
Total current assets	1,508,931
Property and equipment, net	396,136
Goodwill	899,465
Total assets	$2,804,532
Current liabilities:
Accounts payable and accrued liabilities	$852,208
Capital leases, short term	12,001
Other current liabilities	251,588
Total current liabilities	1,115,797
Capital leases, long term	47,049
Deferred rent	559,239
Total liabilities	1,722,085

Equity-First Choice Healthcare Solutions, Inc.	432,979
Non-controlling interest	649,468
Total liabilities and deficit	$2,804,532

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

NOTE 10 — NON-CONTROLLING INTEREST

A reconciliation of The B.A.C.K. Center non-controlling income attributable to the Company:

Net loss attributable to non-controlling interest for the three months ended March 31, 2018:

Net income	$587,292
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the three months ended March 31, 2017:

Net income	$170,872
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2018:

Balance, December 31, 2017	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	--
Net income attributable to the non-controlling interest	--
Balance, March 31, 2018	$(138,686)

A reconciliation of the Crane Creek non-controlling income attributable to the Company:

Net income attributable to the non-controlling interest for the three months ended March 31, 2018:

Net income	$15,858
Average Non-controlling interest percentage of profit/losses	35%
Net income/loss attributable to the non-controlling interest	$5,550

Net income attributable to non-controlling interest for the three months ended March 31, 2017:

Net loss	$(121,698)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(73,018)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2018:

Balance, December 31, 2017	$649,468
Transfer (to) from the non-controlling interest as a result of change in ownership	(270,611)
Net income attributable to the non-controlling interest	5,550
Balance, March 31, 2018	$384,407

Effective January 1, 2018, the Company acquired a 25% interest in Crane Creek for a purchase price of $400,000. The excess payment of $129,389 over book value of $270,611 was adjusted to the Company’s additional paid in capital.

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

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the three months ended March 31, 2018:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

	FCID	Brevard
	Medical	Orthopaedic	CCSC	Corporate		Total
Revenue:
Net Patient Service Revenue	$3,363,648	$3,634,091	$1,205,370	$—	$—	$8,203,110
Rental revenue	—	340,502		430,144	(187,859)	582,787
Total Revenue	3,363,648	3,974,593	1,205,370	430,144	(187,859)	8,785,897

Operating expenses:
Salaries & benefits	1,928,803	1,776,997	266,466	357,020		4,329,285
Other operating expenses	677,250	938,794	786,519	404,369	(174,145)	2,632,786
General and administrative	265,428	618,337	71,185	412,599	(13,714)	1,353,836
Depreciation and amortization	80,051	10,190	26,004	85,667	—	201,912
Total operating expenses	2,951,532	3,344,318	1,150,174	1,259,655	(187,859)	8,517,819

Net income (loss) from operations:	412,116	630,275	55,196	(829,511)	—	268,078

Interest income (expense)	(17,313)	(4,810)	(1,481)	93	—	(23,512)
Other income (expense)	—	38,553	1,019	750	—	40,322

Net Income (Loss) before income taxes:	394,803	664,018	54,734	(828,668)	—	284,888

Income taxes	—	—	—	—	—	—

Net income (Loss)	394,803	664,018	54,734	(828,668)	—	284,888

Non-controlling interest	—	—	(5,550)	—	—	(5,550)

Net income (loss) attributable to First Choice Healthcare Solutions	$394,803	$664,018	$49,184	$(828,668)	$—	$279,338

Summary Statement of Operations for the three months ended March 31, 2017:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$2,860,986	$3,090,579	$1,190,425	$—	$—	$7,141,990
Rental revenue	—	340,076		431,850	(193,563)	578,363
Total Revenue	2,860,986	3,430,655	1,190,425	431,850	(193,563)	7,720,353

Operating expenses:
Salaries & benefits	1,460,235	1,718,717	298,299	239,124	—	3,716,375
Other operating expenses	591,151	856,482	852,122	408,861	(179,433)	2,529,183
General and administrative	160,310	638,798	136,354	252,502	(14,130)	1,173,834
Depreciation and amortization	69,741	6,162	28,149	85,436	—	189,488
Total operating expenses	2,281,437	3,220,159	1,314,924	985,923	(193,563)	7,608,880

Net income (loss) from operations:	579,549	210,496	(124,499)	(554,073)	—	111,473

Interest income (expense)	(27,558)	(3,904)	(866)	254	—	(32,074)
Other income (expense)	—	45,684	3,668	750	—	50,102

Net Income before income taxes:	551,991	252,276	(121,697)	(553,069)	—	129,501

Income taxes	—			—	—	—

Net income	551,991	252,276	(121,697)	(553,069)	—	129,501

Non controlling interest	—	—	73,018	—	—	73,018

Net income attributable to First Choice Healthcare Solutions	$551,991	$252,276	$(48,679)	$(553,069)	$—	$202,519

NOTE 12 – SUBSEQUENT EVENTS

On April 23, 2018 the Company signed a four year operating lease for approximately $700,000 of equipment for the Company’s CCSC division. The lease requires 16 quarterly payments of $49,230.

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

The implementation of our business plan, thus far, has allowed us to confirm that by integrating the synergistic mix of Orthopaedic, Spine Surgery and Interventional Pain specialties with related diagnostic and ancillary services and state-of-the-art equipment and technologies across legacy brick-and-mortar boundaries, we are able to effectively:

●	provide patients with direct and convenient access to musculoskeletal and rehabilitative care via our best-in-class team of surgeons, physicians and care specialists, and wide array of ancillary and diagnostic services, which includes, but is not limited to, magnetic resonance imaging (“MRI”), X-ray, durable medical equipment (“DME”) and physical/occupational therapy (“PT/OT”);

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare, thereby achieving faster recoveries at materially reduced costs; and

●	achieve strong, sustainable financial performance that serves to create long-term value for our stockholders.

Managing over 100,000 patient visits each year, our flagship system (“Melbourne System”) serves Florida’s high growth Space Coast region and is comprised of the following well established Medical Centers of Excellence: First Choice Medical Group (“FCMG”), The B.A.C.K. Center (“TBC”) and Crane Creek Surgery Center (“CCSC”).

Results of Operations

Year Ended March 31, 2018 as Compared to Year Ended December 31, 2017

The following is a discussion of the results of operations for the year ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenues

Total revenue was $8,785,897 for the three months ended March 31, 2018, increasing14% from $7,720,353 in the same period, prior year. Net patient service revenue, less provision for bad debts of $278,562, accounted for $8,203,110 of total revenue in 2018, and rental revenue was $582,787. This compared to net patient service revenue of $7,141,990 and rental revenue of $578,363 for the three months ended March 31, 2017. The increase primarily was attributable to First Choice Medical Group (“FCMG”) increase by $502,662 or 18%, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) increase by $543,512 or 18% and Crane Creek Surgical Center (“Center”) increase by $14,945 or 1% for the same period last year, after factoring provision for doubtful accounts. Rental revenue increased by $4,424, totaling $582,787 and $578,363 for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

Operating expenses include the following:

	Three Months Ended March, 31, 2018	Three Months Ended March 31, 2017
Salaries and benefits	$4,329,285	$3,716,375
Other operating expenses	2,632,786	2,529,183
General and administrative	1,353,836	1,173,834
Depreciation and amortization	201,912	189,488
Total operating expenses	$8,517,819	$7,608,880

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 16.5% to $4,329,285 for the three months ended March 31, 2018, compared to $3,716,375 for the three months ended March 31, 2017. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2016 and 2017. Other operating expenses increased 4.1%.to $2,632,786 from $2,529,183 due to the increase in patient service volume from 2017 to 2018 stemming from the addition of new personnel and one-time expenses related to setting up new physical therapy locations.

General and administrative and other operating expenses was $1,353,836 for the three months ended March 31, 2018 as compared to $1,173,834 for the three months ended March 31, 2017, primarily to increases in professional service fees relating to our strategic partnership with Steward Health Care and taking controlling interest in the Crane Creek Surgery Center.

Depreciation and amortization increased 7% from $201,912 reported for the three months ended March 31, 2018 to $189,488 reported for the three months ended March 31, 2017. The increase is primarily due to increased depreciation expense relating to the Company’s expansion of ancillary services.

Net Income (Loss) from Operations

Net income from operations for the three months ended March 31, 2018 totaled $268,078, which compared to an income from operations of $111,473 for the prior year. The increase is a result of the increased revenue, net with increased operating expenses discussed above.

Interest Expense

Interest expense declined 27% to $23,512 for the three months ended March 31, 2018, which compared to interest expense of $32,074 for the three months ended March 31, 2017. The decrease primarily is due to a reduction in overall debt as compared to the same period last year.

Net Income attributable to FCHS Shareholders

As a result of all the above, we reported net income of $284,888 for the three months ended March 31, 2018 as compared to net income from $129,501 reported for the same year period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The following are the revenues, operating expenses and net income (loss) by segment for the three months e ended March 31, 2018 and 2017, respectively.

Summary Statement of Operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 are detailed in Note 11 of the accompanying unaudited condensed financial statements.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $8,474,437 and accounts receivables, net totaling $9,908,563. This compared to cash of $3,901,489 and accounts receivable, net of $10,390,140for the same period in 2017.

The Company believes that the current cash balance and line of credit (see notes, there is $1,400,000 available as of March 31, 2018, along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs to conserve its cash.

Net cash used in our operating activities for the three months ended March 31, 2018 totaled $414,251, which compared to net cash used in our operations for the three months ended March 31, 2017 of $410,408. The increase in cash used for the three months ended March 31, 2018 was due primarily to net decrease in our operating liabilities of $187,958 as compared to a net increase of $422,627 for the three months ended March 31, 2017.

Net cash flows used in investing activities was $735,951 for the three months ended March 31, 2018, compared to $173,729 provided by investing activities for the three months ended March 31, 2017. Investing activities for 2018 was comprised of $400,000 to acquire an additional 25% interest in Crane Creek and $335,951 to purchase equipment as compared to $173,729 in same period, prior year.

Net cash provided in financing activities was $7,609,105for year ended March 31, 2018, compared to net cash used in financing activities of $108,012 for the three months ended March 31, 2017. The cash flows used in our financing activities were the result of:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Proceeds from sale of common stock	$7,500,000	$—
Proceeds from note payable	120,709	22,113
Payments on notes payable	(11,604)	(130,125)
Net cash provided by (used in) financing activities	$7,609,105	$(108,012)

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

 Our strategic focus is to grow and partner with Steward Healthcare to expand our orthopaedic and spine care delivery platform into Steward’s 36 nationwide hospital systems. Currently we are utilizing two Steward facilities and are in the process of evaluating the next hospital to implement our targeted delivery platform.

On February 6, 2018, the Company entered into a strategic partnership with Steward Health Care System (“Steward”).As part of the strategic partnership, Steward made an investment into the Company in the amount of $7.5 million for 5 million shares, allowing the Company to continue to expand its business model and geographic footprint nationally. On March 1, 2018, the Company issued five (5) million shares of common stock in exchange for cash proceeds of $7.5 million.

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

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

We do not expect recent accounting pronouncements will have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Footnote 2 in the accompanying condensed consolidated financial statements for additional information.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors reported in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 8, 2018	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2018	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer (Principal Accounting Officer)