Form 10-Q
period 2018-06-30
First Choice Healthcare Solutions, Inc.
filed 2018-08-14
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 13, 2018, there were 32,480,522  shares outstanding of the registrant’s Common Stock.

Item 1. Financial Statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash (amounts related to VIE of $572,446 and $702,476)	$8,411,528	$2,015,534
Accounts receivable, net (amounts related to VIE of $4,533,012 and $4,420,605)	10,451,686	8,699,714
Employee loans (amounts related to VIE of $856,828 and $652,125)	1,640,827	1,316,684
Prepaid and other current assets (amounts related to VIE of $454,829 and $425,725)	670,263	515,356
Total current assets	21,174,304	12,547,288

Property, plant and equipment, net (amounts related to VIE of $88,001 and $264,150)	2,457,021	2,295,163

Total other assets (amounts related to VIE of $22,005 and $921,470)	3,789,672	3,908,781

Total assets	$27,420,997	$18,751,232

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses (amounts related to VIE of $1,005,919 and $1,479,075)	$2,759,754	$2,379,404
Accounts payable, related party (amount related to VIE of $0 and $251,588)	251,588	251,588
Tax payable	254,791	223,899
Line of credit, short term (amount related to VIE of $440,024)	440,024	440,024
Notes payable, current portion (amount related to VIE of $24,975 and $0)	42,670	29,552
Unearned revenue	27,612	44,607
Deferred rent, short term portion (amount related to VIE of $0 and $45,203)	40,857	105,171
Total current liabilities	3,817,296	3,474,245

Long term liabilities:
Deposits held	41,930	41,930
Line of credit, long term	1,100,000	1,100,000
Notes payable, long term portion (amount related to VIE of $89,490 and $0)	140,615	60,146
Deferred rent, long term portion (amount related to VIE of $2,009,735 and $2,510,406)	2,696,302	2,589,568
Total long term liabilities	3,978,847	3,791,644

Total liabilities	7,796,143	7,265,889

Redeemable common stock(Note 6)	7,500,000	—

Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, Nil issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,480,522 and 27,356,838 shares issued; 32,480,522 and 27,167,818 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	32,481	27,357
Additional paid in capital	25,074,577	25,185,487
Treasury stock, 0 and 189,020 common shares, at cost, respectively	—	(249,265)
Accumulated deficit	(13,278,131)	(13,989,018)
Total stockholders' equity attributable to First Choice Healthcare Solutions, Inc.	11,828,927	10,974,561
Non-controlling interest (note 10)	295,927	510,782
Total equity	12,124,854	11,485,343

Total liabilities and equity	$27,420,997	$18,751,232

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Patient service revenue	$9,108,898	$7,870,271	$17,590,570	$15,277,257
Allowance for bad debts	(283,443)	(239,354)	(562,005)	(504,350)
Net patient service revenue	8,825,455	7,630,917	17,028,565	14,772,907
Rental Revenue	596,897	583,774	1,179,684	1,162,137
Total Revenue	9,422,352	8,214,691	18,208,249	15,935,044

Operating expenses:
Salaries and benefits	4,735,940	4,004,159	9,065,225	7,720,534
Other operating expenses	2,702,864	2,631,823	5,335,650	5,161,006
General and administrative	1,324,950	1,606,111	2,678,786	2,779,945
Depreciation and amortization	198,908	193,424	400,820	382,912
Total operating expenses	8,962,662	8,435,517	17,480,481	16,044,397

Net income (loss) from operations	459,690	(220,826)	727,768	(109,353)

Other income (expense):
Gain on sale of equipment	17,400	—	17,400	—
Miscellaneous income	41,884	53,696	82,206	103,798
Interest expense, net	(37,219)	(30,107)	(60,731)	(62,181)
Total other income	22,065	23,589	38,875	41,617

Net income (loss) before provision for income taxes	481,755	(197,237)	766,643	(67,736)

Income taxes (benefit)	—	—	—	—

Net income (loss)	481,755	(197,237)	766,643	(67,736)

Non-controlling interest (note 10)	(50,206)	65,662	(55,756)	138,680

NET INCOME (LOSS) ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$431,549	$(131,575)	$710,887	$70,944

Net income (loss) per common share, basic	$0.01	$(0.00)	$0.02	$0.00

Net income (loss) per common share, diluted	$0.01	$(0.00)	$0.02	$0.00

Weighted average number of common shares outstanding, basic	32,378,940	26,843,848	30,505,275	26,549,810

Weighted average number of common shares outstanding, diluted	33,178,940	26,843,848	31,305,275	27,349,810

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2018

			Additional
	Common stock		Paid in	Treasury Stock		Accumulated	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance, December 31, 2017	27,356,838	$27,357	$25,185,487	189,020	$(249,265)	$(13,989,018)	$510,782	$11,485,343
Common stock previously issued and canceled	(71,667)	(72)	(67,929)	—	—	—	—	(68,001)
Common stock issued for services rendered	34,371	35	44,541	—	—	—	—	44,576
Common stock previously issued returned to treasury and canceled	(189,020)	(189)	(249,076)	(189,020)	249,265	—	—	—
Sale of common sock	5,000,000	5,000	7,495,000	—	—	—	—	7,500,000
Reclassify put option in connection to sale of common stock to temporary equity	—	—	(7,500,000)	—	—	—	—	(7,500,000)
Acquisition of 25% interest in Crane Creek Surgery Center	—	—	(129,389)	—	—	—	(270,611)	(400,000)
Stock based compensation	350,000	350	295,943	—	—	—	—	296,293
Net income	—	—	—	—	—	710,887	55,756	766,643
Balance, June 30, 2018 (unaudited)	32,480,522	$32,481	$25,074,577	—	$—	$(13,278,131)	$295,927	$12,124,854

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$766,643	$(67,736)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	400,820	382,912
Allowance for bad debt	562,005	504,350
Stock based compensation	272,868	325,021
Gain on sale of equipment	(17,400)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,313,977)	(1,823,255)
Prepaid expenses and other current assets	(154,907)	(98,287)
Employee loans	(324,143)	(345,591)
Other assets	(55,625)	—
Accounts payable and accrued expenses	380,350	138,085
Income taxes payable	24,754	—
Deferred rent	42,420	103,743
Unearned income	(16,995)	17,101
Net cash used in operating activities	(433,187)	(863,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	17,400	—
Purchase of 25% interest in Crane Creek Surgical Center	(400,000)	—
Purchase of equipment	(381,806)	(197,588)
Net cash used in investing activities	(764,406)	(197,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,500,000	—
Proceeds from notes payable	120,754	22,113
Purchase of treasury stock	—	(49,954)
Payments on notes payable	(27,167)	(262,546)
Net cash provided by (used in) financing activities	7,593,587	(290,387)

Net increase (decrease) in cash	6,395,994	(1,351,632)
Cash beginning of period	2,015,534	4,593,638

Cash end of period	$8,411,528	$3,242,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$57,733	$62,181

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 2, 2018.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and useful lives of long-lived assets, provision against bad debt, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

 Patient service revenue

Patient service revenue, net of contractual allowance and discounts, consists of net patient fees received from insurance companies, third party payors (including federal and state agencies), hospitals and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts.  Patient service revenue is recorded in the period in which the services are provided.

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of customer risk and accounts receivable risk. Occasionally, the Company’s cash in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management. Revenues and accounts receivable are concentrated between two major payers with the approximate risk level outlined below.

Concentration of Risk
Revenue Concentration:
	Three months ended June 30,
	2018	2017
Medicare	34.5%	33.5%
Commercial Payor 1	16.5%	20.5%
Commercial Payor 2	11.2%	—%

	Six Months ended June 30,
	2018	2017
Medicare	35.2%	34.0%
Commercial Payor 1	16.2%	19.7%
Commercial Payor 2	10.4%	10.0%

Receivable Concentration:
	June 30,	June 30,
	2018	2017
Medicare	24.0%	34.6%
Commercial Payor 1	10.6%	15.5%
Commercial Payor 2	13.4%	12.5%

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

Patient Receivables: Accounts receivables from services provided to patients who have third-party coverage, the Company analyzes contractually due amounts and provides an allowance for bad debts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Rental Receivables: Accounts receivables from rental activities are periodically evaluated for collectability in determining the appropriate allowance for bad debts.

In the year ended 2017, the Company changed its estimates of the allowance for doubtful accounts related to its customers, primarily based on historical experience of write-offs of outstanding accounts receivable. The result of this change in estimate resulted in an increase compared to the year ended December 31, 2016 to the allowance for doubtful accounts by approximately $3.2 million in the year ended 2017. As of June 30, 2018, and December 31, 2017, the Company’s allowance for doubtful accounts was $7,987,946 and $7,238,615, respectively.

Net (loss) income per share

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to First Choice Healthcare Solutions, Inc.	$431,549	$(131,575)	$710,887	$70,944

Denominator:
Weighted-average common shares, basic	32,378,940	26,843,848	30,505,275	26,549,810
Weighted-average common shares, diluted	33,178,940	26,843,848	31,305,275	27,349,810

Basic:	$0.01	$(0.00)	$0.02	$0.00
Diluted:	$0.01	$(0.00)	$0.02	$0.00

Potentially dilutive common shares from convertible debt, options and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options are were excluded from the computation of the diluted net income per share because their inclusion would be anti-dilutive. In addition, there were no vested restrict stock for periods presented. Potentially dilutive securities excluded from the basic and diluted net income (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Convertible line of credit	—	800,000	—	—
Warrants to purchase common stock	1,875,000	1,875,000	1,875,000	1,875,000
Options to purchase common stock	3,000,000	3,000,000	3,000,000	3,000,000
Restricted stock awards	1,201,910	660,000	1,201,910	660,000
	6,076,910	6,335,000	6,076,910	5,535,000

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the condensed consolidated statements of operations, as if such amounts were paid in cash. Upon exercise of a common stock equivalent, the Company issues new shares of common stock out of its authorized shares.

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

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders' equity. As of June 30, 2018, the Company canceled all of its outstanding treasury stock.

Reclassifications

Certain reclassifications have been made to prior period’s data to conform to the current year’s presentation. These reclassifications had no impact on reported income or losses.

Litigation, Claims and Assessments

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from negligence of our physicians. Currently, we have no pending litigation that is deemed to be material to the consolidated financial statements.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-15 in the first quarter of 2018 and such adoption did not have a material impact on the Company.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718); Improvements to Non-employer Share-Based Payment Accounting. The amendment aligns the accounting for share based payments issued to employees and non-employees. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently reviewing the impact of the adoption of ASU 2018-07 on its financial statements.

Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 3 – LIQUIDITY

The Company incurred various non-recurring expenses in 2017 and 2018 in connection with the planned development of its Healthcare Services Business. Management believes continued growth in 2018 will support improved liquidity.

The Company believes that the current cash balance and line of credit (See Note4), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

As of June 30, 2018, and December 31, 2017, the outstanding balance was $1,100,000 and the remaining principal amount the Lender can convert into common stock is $600,000, subject to the limitations set forth above. The balance available on the line of credit is $1,400,000 as of June 30, 2018.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of June 30, 2018, The B.A.C.K. Center had not violated the loan covenants.

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of June 30, 2018, and December 31, 2017, the outstanding balance on the Loan was $440,024 and $440,024, respectively.

NOTE 5— NOTES PAYABLE

Notes payable as of June 30, 2018 and December 31, 2017 are comprised of the following:

	June 30, 2018	December 31, 2017
Note Payable, GE Arm	$—	$12,536
Capital Leases- Equipment	183,285	77,162
	183,285	89,698
Less current portion	(46,981)	(29,552)
Long term portion	$136,304	$60,146

Capital leases — equipment

On February 6, 2017, the Company entered into a capital lease agreement to acquire equipment with 48 monthly payments of $611 payable through January 6, 2021 with an effective interest rate of 14.561% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

In June 22, 2017, the Company entered into a lease agreement to acquire equipment with 60 monthly payments of $1,223 payable through June 2021 with an effective interest rate of 5.00% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

On January 29, 2018 the Company entered into a lease agreement to acquire equipment with 60 monthly payments of $2,081 payable through December 2018 with an effective interest rate of 10.2% per annum. The Company may elect to acquire the leased equipment at a nominal amount at the end of the lease.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Aggregate principal maturities of long-term debt as of June 30, 2018:

Amount
Year ended December 31, 2018	$23,491
Year ended December 31, 2019	46,981
Year ended December 31, 2020	44,361
Year ended December 31, 2021	39,655
Year ended December 31, 2022 and thereafter	28,797
Total	$183,285

NOTE 6 — TEMPORARY EQUITY

On February 6, 2018, the Company and Steward Health Care System LLC (“Steward”) entered into a Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Steward will acquire from the Company 5,000,000 shares of common stock of the Company for cash consideration of $7,500,000. As a result of the transaction, Steward owned 15.5% of all of the issued and outstanding shares of common stock of the Company.

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

Due to the nature of the put agreement as described above, the Company has classified the net proceeds from the sale of the Company’s common stock as temporary equity.

NOTE 7 — CAPITAL STOCK

Common stock

During the six months ended June 30, 2018, the Company issued 350,000 shares of stock for employee stock compensation that was granted in 2017.

During the six months ended June 30, 2018, the Company issued an aggregate of 34,371 shares of its common stock to service providers at an aggregate fair value of $44,576.

During the six months ended June 30, 2018 the Company returned to authorized and cancelled 189,020 previously acquired common stock treasury shares with a carrying value of $249,265.

During the six months ended June 30, 2018, the Company cancelled 71,667 shares of common stock previously issued to a service provider.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 8 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The following table presents information related to stock options at June 30, 2018:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	5.50	—

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2017:	3,000,000	1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2018	3,000,000	$1.35

The aggregate intrinsic value of all outstanding options of $0 represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.26 as of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted share units as of December 31, 2017	921,100
Granted	352,477
Forfeited	(71,667)
Unvested restricted shares as of June 30, 2018	1,201,910

During the six months ended June 30, 2018, the Company granted 352,477 performance-based, restricted stock units vesting up to five years depending on the grant. The estimated fair value of the granted restricted stock units of $385,500 is being recognized over the vesting periods.

As of June 30, 2018, stock-based compensation related to restricted stock awards of $741,903 remains unamortized and is expected to be amortized over the weighted average remaining period of 3.37 years.

The Company previously issued 1,875,000 warrants in 2011, which will expire on December 23, 2018. As of June 30, 2018, the aggregate intrinsic value of all warrants outstanding and exercisable was zero.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Current assets:
Cash	$572,446	$238,402
Accounts receivable, net	4,533,012	3,526,789
Other current assets	944,829	765,236
Total current assets	6,050,287	4,530,427
Property and equipment, net	216,891	73,791
Other assets	22,005	22,005
Total assets	$6,289,183	$4,626,223
Current liabilities:
Accounts payable and accrued liabilities	$1,005,919	$628,304
Due to First Choice Healthcare Solutions, Inc.	2,857,725	1,700,210
Other current liabilities	440,024	485,432
Total current liabilities	4,303,668	2,813,946
Long term debt	2,124,201	1,950,963
Total liabilities	6,427,869	4,764,909
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$6,289,183	$4,626,223

Total revenues from The B.A.C.K. Center were $4,262,907 and $8,237,500 for the three and six months ended June 30, 2018. Related expenses consisted primarily of salaries and benefits of $2,056,463 and $3,833,460, other operating expense of $923,357 and $1,862,150, general and administrative expenses of $647,370 and $1,265,707, depreciation of $2,500 and $12,690, interest and financing costs of $16,072 and $20,882; and other income of $40,249 and $78,802 for the three and six months ended June 30, 2018. (See Note 11 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $3,539,460 and $6,970,115 for the three and six months ended June 30, 2017. Related expenses consisted primarily of salaries and benefits of $1,814,747 and $3,533,464, other operating expense of $820,023 and $1,676,505, general and administrative expenses of $740,940 and $1,379,738, depreciation of $6,238 and $12,400, interest and financing costs of $4,481 and $8,385; and other income of $45,667 and $91,351 for the three and six months ended June 30, 2017, respectively. (See Note 11 – Segment Reporting)

Crane Creek Surgery Center

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On January 31, 2018 (effective January 1, 2018), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with HMA Blue Chip Investments, LLC (“Blue Chip”). Pursuant to the terms of the Purchase Agreement, the Company acquired from Blue Chip 24.05 Class B Units of membership interest in the Center for cash consideration of $400,000 (the “Transaction”), representing a 25% ownership interest in the Center. As a result of the Transaction, the Company holds a 65% ownership interest in the Center.

Termination and Assignment Agreement

On January 31, 2018 (effective January 1, 2018), the Company entered into a Termination and Assignment Agreement (the “Termination Agreement”) with Crane Creek Surgical Partners, LLC (the “Center”) and BCS-Management, LLC (“BCS”).

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

In addition, pursuant to the terms of the Termination Agreement, BCS will assign, grant, convey and transfer to the Company all of BCS’s right, title and interest in and to the Management Agreement, including but not limited to the right to accept management fees as set forth in the Management Agreement, and the Company will assume all of BCS’s duties and obligations under the Management Agreement. Until June 30, 2018, BCS will provide the Center business office, financial, accounting and other related services necessary to assist the transition of the operation of the Center to the Company.

As a result of the Purchase agreement described above, Crane Creek Surgical Partners, LLC became a majority-owned subsidiary of the Company effective January 1, 2018.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 10 — NON-CONTROLLING INTEREST

A reconciliation of The B.A.C.K. Center non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended June 30, 2018:

Net income	$570,224
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the three months ended June 30, 2017:

Net income	$118,537
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Net income attributable to non-controlling interest for the six months ended June 30, 2018:

Net income	$1,157,516
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the six months ended June 30, 2017:

Net income	$289,379
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest for the three months ended June 30, 2018:

Balance, December 31, 2017	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	-
Net income attributable to the non-controlling interest	-
Balance, June 30, 2018	$(138,686)

A reconciliation of the Crane Creek non-controlling income attributable to the Company:

Net income attributable to the non-controlling interest for the three months ended June 30, 2018:

Net income	$143,446
Average Non-controlling interest percentage of profit/losses	35%
Net income/loss attributable to the non-controlling interest	$50,206

Net loss attributable to non-controlling interest for the three months ended June 30, 2017:

Net income	$(109,435)
Average Non-controlling interest percentage of profit/losses	35%
Net income/loss attributable to the non-controlling interest	$(38,302)

Net income attributable to the non-controlling interest for six months ended June 30, 2018:

Net income	$159,304
Average Non-controlling interest percentage of profit/losses	35%
Net income/loss attributable to the non-controlling interest	$55,756

Net loss attributable to non-controlling interest for the six months ended June 30, 2017:

Net income	$(239,133)
Average Non-controlling interest percentage of profit/losses	35%
Net income/loss attributable to the non-controlling interest	$(83,697)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2018:

Balance, December 31, 2017	$649,468
Transfer (to) from the non-controlling interest as a result of change in ownership	(270,611)
Net income attributable to the non-controlling interest	55,756
Balance, June 30, 2018	$434,613

Effective January 1, 2018, the Company acquired a 25% interest in Crane Creek for a purchase price of $400,000. The excess payment of $129,389 over book value of $270,611 was adjusted to the Company’s additional paid in capital.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 11 — SEGMENT REPORTING

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: FCID Medical, Inc., The B.A.C.K. Center and CCSC Holdings, Inc. (“CCSC”).

All reportable segments derive revenue for medical services provided to patients; and The B.A.C.K Center additionally derives revenue for subleasing space within its building and medical services provided to patients. With the aforementioned sale and leaseback of Marina Towers on June 30, 2016, the Company will no longer report segmented rental revenue received from third-party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third-party tenants of Marina Towers under the “Corporate” segment for both the 2017 and 2016 comparable reporting periods; and will continue to do so hereafter.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the three months ended June 30, 2018:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,451,891	$3,911,651	$1,461,913	$—	$—	$8,825,455
Rental revenue	—	351,256	—	436,382	(190,741)	596,897
Total Revenue	3,451,891	4,262,907	1,461,913	436,382	(190,741)	9,422,352

Operating expenses:
Salaries & benefits	1,968,283	2,056,463	311,893	399,301		4,735,940
Other operating expenses	709,824	923,357	835,721	410,779	(176,817)	2,702,864
General and administrative	286,778	647,370	117,957	286,769	(13,924)	1,324,950
Depreciation and amortization	87,004	2,500	23,412	85,992	—	198,908
Total operating expenses	3,051,889	3,629,690	1,288,983	1,182,841	(190,741)	8,962,662

Net income (loss) from operations:	400,002	633,217	172,930	(746,459)	—	459,690

Gain on sale of equipment	—	—	17,400	—	—	17,400
Interest expense, net	(17,314)	(16,072)	(699)	(3,134)	—	(37,219)
Miscellaneous income	—	40,249	885	750	—	41,884

Net Income (Loss) before income taxes:	382,688	657,394	190,516	(748,843)	—	481,755

Income taxes	—	—	—	—	—	—

Net income (Loss)	382,688	657,394	190,516	(748,843)	—	481,755

Non-controlling interest	—	—	(50,206)	—	—	(50,206)

Net income (loss) attributable to First Choice Healthcare Solutions	$382,688	$657,394	$140,310	$(748,843)	$—	$431,549

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Summary Statement of Operations for the three months ended June 30, 2017:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,186,892	$3,195,773	$1,248,252	$—	$—	$7,630,917
Rental revenue	—	343,687		443,267	(203,180)	583,774
Total Revenue	3,186,892	3,539,460	1,248,252	443,267	(203,180)	8,214,691

Operating expenses:
Salaries & benefits	1,658,421	1,814,747	293,208	237,783	—	4,004,159
Other operating expenses	704,940	820,023	875,132	420,076	(188,348)	2,631,823
General and administrative	204,266	740,940	168,009	507,728	(14,832)	1,606,111
Depreciation and amortization	73,480	6,238	28,145	85,561	—	193,424
Total operating expenses	2,641,107	3,381,948	1,364,494	1,251,148	(203,180)	8,435,517

Net income (loss) from operations:	545,785	157,512	(116,242)	(807,881)	—	(220,826)

Interest expense, net	(24,743)	(4,481)	(473)	(410)	—	(30,107)
Miscellaneous income	—	45,667	7,279	750	—	53,696

Net Income (loss) before income taxes:	521,042	198,698	(109,436)	(807,541)	—	(197,237)

Income taxes	—			—	—	—

Net income (loss)	521,042	198,698	(109,436)	(807,541)	—	(197,237)

Non-controlling interest	—	—	65,662	—	—	65,662

Net income (loss) attributable to First Choice Healthcare Solutions	$521,042	$198,698	$(43,774)	$(807,541)	$—	$(131,575)

Summary Statement of Operations for the six months ended June 30, 2018:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$6,815,540	$7,545,742	$2,667,283	$—	$—	$17,028,565
Rental revenue	—	691,758		866,526	(378,600)	1,179,684
Total Revenue	6,815,540	8,237,500	2,667,283	866,526	(378,600)	18,208,249

Operating expenses:
Salaries & benefits	3,897,085	3,833,460	578,359	756,321		9,065,225
Other operating expenses	1,387,074	1,862,150	1,622,240	815,148	(350,962)	5,335,650
General and administrative	552,207	1,265,707	189,142	699,368	(27,638)	2,678,786
Depreciation and amortization	167,055	12,690	49,416	171,659	—	400,820
Total operating expenses	6,003,421	6,974,007	2,439,157	2,442,496	(378,600)	17,480,481

Net income (loss) from operations:	812,119	1,263,493	228,126	(1,575,970)	—	727,768

Gain on sale of equipment	—	—	17,400	—	—	17,400
Interest expense, net	(34,628)	(20,882)	(2,180)	(3,041)	—	(60,731)
Miscellaneous income	—	78,802	1,904	1,500	—	82,206

Net Income (Loss) before income taxes:	777,491	1,321,413	245,250	(1,577,511)	—	766,643

Income taxes	—	—	—	—	—	—

Net income (Loss)	777,491	1,321,413	245,250	(1,577,511)	—	766,643

Non-controlling interest	—	—	(55,756)	—	—	(55,756)

Net income (loss) attributable to First Choice Healthcare Solutions	$777,491	$1,321,413	$189,494	$(1,577,511)	$—	$710,887

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Summary Statement of Operations for the six months ended June 30, 2017:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$6,047,878	$6,286,352	$2,438,677	$—	$—	$14,772,907
Rental revenue	—	683,763		875,117	(396,743)	1,162,137
Total Revenue	6,047,878	6,970,115	2,438,677	875,117	(396,743)	15,935,044

Operating expenses:
Salaries & benefits	3,118,656	3,533,464	591,507	476,907		7,720,534
Other operating expenses	1,296,091	1,676,505	1,727,254	828,937	(367,781)	5,161,006
General and administrative	364,576	1,379,738	304,363	760,230	(28,962)	2,779,945
Depreciation and amortization	143,221	12,400	56,294	170,997	—	382,912
Total operating expenses	4,922,544	6,602,107	2,679,418	2,237,071	(396,743)	16,044,397

Net income (loss) from operations:	1,125,334	368,008	(240,741)	(1,361,954)	—	(109,353)

Interest expense, net	(52,301)	(8,385)	(1,339)	(156)	—	(62,181)
Miscellaneous income	—	91,351	10,947	1,500	—	103,798

Net Income (Loss) before income taxes:	1,073,033	450,974	(231,133)	(1,360,610)	—	(67,736)

Income taxes	—			—	—	—

Net income (Loss)	1,073,033	450,974	(231,133)	(1,360,610)	—	(67,736)

Non-controlling interest	—	—	138,680	—	—	138,680

Net income (loss) attributable to First Choice Healthcare Solutions	$1,073,033	$450,974	$(92,453)	$(1,360,610)	$—	$70,944

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Year Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017

The following is a discussion of the results of operations for the year ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenues

Total revenue was $9,422,352 for the three months ended June 30, 2018, increasing 15% from $8,214,691 in the same period, prior year. Net patient service revenue, less provision for bad debts of $283,443, accounted for $8,825,455 of total revenue in 2018, and rental revenue was $596,897. This compared to net patient service revenue of $7,630,917 and rental revenue of $583,774 for the three months ended June 30, 2017. The increase primarily was attributable to First Choice Medical Group (“FCMG”) increase by $264,999 or 8%, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) increase by $715,878 or 22% and Crane Creek Surgical Center (“Center”) increase by $213,661 or 17% for the same period last year, after factoring provision for doubtful accounts. Rental revenue increased by $13,123, totaling $596,897 and $583,774 for the three months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses include the following:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Salaries and benefits	$4,735,940	$4,004,159
Other operating expenses	2,702,864	2,631,823
General and administrative	1,324,950	1,606,111
Depreciation and amortization	198,908	193,424
Total operating expenses	$8,962,662	$8,435,517

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 18.3% to $4,735,940 for the three months ended June 30, 2018, compared to $4,004,159 for the three months ended June 30, 2017. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2017 and first quarter of 2018. Other operating expenses increased 2.7%.to $2,702,864 from $2,631,823 due to the increase in patient service volume from 2017 to 2018 stemming from the addition of new personnel and one-time expenses related to setting up new physical therapy locations.

General and administrative and other operating expenses was $1,324,950 for the three months ended June 30, 2018 as compared to $1,606,111 for the three months ended June 30, 2017, primarily to decreases in professional service fees relating to investor relations initiatives our strategic partnership with Steward Health Care and taking controlling interest in the Crane Creek Surgery Center.

Depreciation and amortization increased 2.8% from $193,424 reported for the three months ended June 30, 2017 to $198,908 reported for the three months ended June 30, 2018. The increase is primarily due to increased depreciation expense relating to the Company’s expansion of ancillary services.

Net Income (Loss) from Operations

Net income from operations for the three months ended June 30, 2018 totaled $459,690, which compared to a loss from operations of $(220,826) for the prior year. The increase is a result of the increased revenue, net with increased operating expenses discussed above.

Interest Expense

Interest expense increased 23.6% to $37,219 for the three months ended June 30, 2018, which compared to interest expense of $30,107 for the three months ended June 30, 2017. The increase primarily is due to added capital leases and other debt as compared to the same period last year.

Net Income attributable to FCHS Shareholders

As a result of all the above, we reported net income of $431,549 for the three months ended June 30, 2018 as compared to net loss from $(131,575) reported for the same year period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 are detailed in Note 11 of the accompanying unaudited condensed financial statements.

Six Months Year Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

The following is a discussion of the results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenues

Total revenue was $18,208,249 for the six months ended June 30, 2018, increasing 14% from $15,935,044 in the same period, prior year. Net patient service revenue, less provision for bad debts of $562,005, accounted for $17,028,565 of total revenue in 2018, and rental revenue was $1,179,684. This compared to net patient service revenue of $14,772,907 and rental revenue of $1,162,137 for the six months ended June 30, 2017. The increase primarily was attributable to FCMG increase by $767,662 or 13%, The B.A.C.K. Center increase by $1,259,390 or 20% and Center increase by $228,606 or 9% for the same period last year, after factoring provision for doubtful accounts. Rental revenue increased by $17,547, totaling $1,179,684 and $1,162,137 for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses include the following:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Salaries and benefits	$9,065,225	$7,720,534
Other operating expenses	5,335,650	5,161,006
General and administrative	2,678,786	2,779,945
Depreciation and amortization	400,820	382,912
Total operating expenses	$17,480,481	$16,044,397

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 17.4% to $9,065,225 for the six months ended June 30, 2018, compared to $7,720,534 for the six months ended June 30, 2017. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2017 and the first quarter of 2018. Other operating expenses increased 3.4% to $5,335,650 from $5,161,006 due to the increase in patient service volume from 2017 to 2018 stemming from the addition of new personnel and one-time expenses related to setting up new physical therapy locations.

General and administrative and other operating expenses was $2,678,786 for the six months ended June 30, 2018 as compared to $2,779,945 for the six months ended June 30, 2017, primarily to decreases in professional service fees relating to our strategic partnership with Steward Health Care and taking controlling interest in the Crane Creek Surgery Center.

Depreciation and amortization increased 5% from $382,912 reported for the six months ended June 30, 2017 to $400,820 reported for the six months ended June 30, 2018. The increase is primarily due to increased depreciation expense relating to the Company’s expansion of ancillary services.

Net Income (Loss) from Operations

Net income from operations for the six months ended June 30, 2018 totaled $727,768, which compared to a loss from operations of $(109,353) for the prior year. The increase is a result of the increased revenue, net with increased operating expenses discussed above.

Interest Expense

Interest expense declined 2% to $60,731 for the six months ended June 30, 2018, which compared to interest expense of $62,181 for the six months ended June 30, 2017. The decrease primarily is due to a reduction in overall debt as compared to the same period last year.

Net Income attributable to FCHS Shareholders

As a result of all the above, we reported net income of $710,887 for the six months ended June 30, 2018 as compared to net income from $70,944 reported for the same year period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 are detailed in Note 11 of the accompanying unaudited condensed financial statements.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $8,411,528 and accounts receivables, net totaling $10,451,686. This compared to cash of $3,242,006 and accounts receivable, net of $10,855,735 for the same period in 2017.

The Company believes that the current cash balance and line of credit available as of June 30, 2018, along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

Net cash used in our operating activities for the six months ended June 30, 2018 totaled $433,187, which compared to net cash used in our operations for the six months ended June 30, 2017 of $863,657. The decrease in cash used for the six months ended June 30, 2018 was due primarily to our 2018 net income as compared to a net loss in 2017 and our net increase in our operating liabilities of $430,529 as compared to a net increase of $258,929 for the six months ended June 30, 2017 partially offset by our growth in accounts receivables.

Net cash flows used in investing activities was $764,406 for the six months ended June 30, 2018, compared to $197,588 provided by investing activities for the six months ended June 30, 2017. Investing activities for 2018 was comprised of $400,000 to acquire an additional 25% interest in Crane Creek, $381,806 to purchase equipment and proceeds from sale of equipment of $17,400 as compared to $197,588 to purchase equipment in same period, prior year.

Net cash provided in financing activities was $7,593,587 for six months ended June 30, 2018, compared to net cash used in financing activities of $290,387 for the six months ended June 30, 2017. The cash flows used in our financing activities were the result of:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Proceeds from sale of common stock	$7,500,000	$—
Proceeds from note payable	120,754	22,113
Purchase of treasury stock	—	(49,954)
Payments on notes payable	(27,167)	(262,546)
Net cash provided by (used in) financing activities	$7,593,587	$(290,387)

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

On February 6, 2018, the Company entered into a strategic partnership with Steward Health Care System (“Steward”). As part of the strategic partnership, Steward made an investment into the Company in the amount of $7.5 million for 5 million shares, allowing the Company to continue to expand its business model and geographic footprint nationally. On March 1, 2018, the Company issued five (5) million shares of common stock in exchange for cash proceeds of $7.5 million.

Our business model is centered on our team of employed and contracted physicians constituting a “group practice” under The Ethics in Patient Referral Act of 1989, as amended (more commonly known as the Stark Law), thereby permitting us to optimize revenue generation from both physicians and ancillary services, while also providing our employed care providers with the ability to utilize our on-site diagnostic and ancillary services. Physician-owned practices, on the other hand, may be subject to prevailing federal regulations (e.g., The Ethics in Patient Referral Act of 1989, as amended; more commonly known as the “Stark Law”), which may limit their ability to refer patients for certain healthcare services provided by entities in which a physician-owner(s) has a financial interest.

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

We believe that our centralized system of operations will continue to allow us to achieve measurable cost and productivity efficiencies as we expand the number of centers and platforms we own and operate. We have specifically designed our centralized back office system to alleviate staff physicians from business administrative responsibilities associated with operating a medical practice or clinic, enabling them to focus strictly on caring for our patients (allowing “Doctors to be Doctors”). This is extremely attractive to physicians who own and manage their own private practices or clinics and devote valuable time and resources towards addressing business concerns – time and resources that might otherwise be spent on treating their patients.

There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable ventures.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors reported in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 14, 2018	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer (Principal Accounting Officer)