Form 10-Q
period 2018-09-30
First Choice Healthcare Solutions, Inc.
filed 2018-11-07
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 6, 2018, there were 32,685,989 shares outstanding of the registrant’s Common Stock.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash (amounts related to VIE of $523,388 and $702,476)	$7,677,797	$2,015,534
Accounts receivable, net (amounts related to VIE of $4,537,938 and $4,420,605)	11,231,760	8,699,714
Employee loans (amounts related to VIE of $856,828 and $652,125)	1,718,201	1,316,684
Prepaid and other current assets (amounts related to VIE of $94,477 and $425,725)	789,690	515,356
Total current assets	21,417,448	12,547,288

Property, plant and equipment, net (amounts related to VIE of $221,853 and $264,150)	2,626,119	2,295,163

Total other assets (amounts related to VIE of $22,005 and $921,470)	3,757,591	3,908,781

Total assets	$27,801,158	$18,751,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses (amounts related to VIE of $943,361 and $1,479,075)	$2,727,424	$2,379,404
Accounts payable, related party (amount related to VIE of $0 and $251,588)	251,588	251,588
Income taxes payable	254,791	223,899
Line of credit, short term (amount related to VIE of $440,024)	440,024	440,024
Notes payable and capital leases, current portion (amount related to VIE of $24,974 and $0)	89,458	29,552
Unearned revenue	28,232	44,607
Deferred rent, short term portion (amount related to VIE of $0 and $45,203)	60,708	105,171
Total current liabilities	3,852,225	3,474,245

Long term liabilities:
Deposits held	41,930	41,930
Line of credit, long term	1,100,000	1,100,000
Notes payable and capital leases, long term portion (amount related to VIE of $83,248 and $0)	293,968	60,146
Deferred rent, long term portion (amount related to VIE of $2,016,521 and $2,510,406)	2,695,812	2,589,568
Total long term liabilities	4,131,710	3,791,644

Total liabilities	7,983,935	7,265,889

Redeemable Common Stock-2022 Put Option (Note 6)	7,500,000	—

Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,602,489 and 27,356,838 shares issued; 32,602,489 and 27,167,818 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	32,602	27,357
Additional paid in capital	25,430,364	25,185,487
Treasury stock, 0 and 189,020 common shares, at cost, respectively	—	(249,265)
Accumulated deficit	(13,541,717)	(13,989,018)
Total stockholders’ equity attributable to First Choice Healthcare Solutions, Inc.	11,921,249	10,974,561
Non-controlling interest (Note 10)	395,974	510,782
Total equity	12,317,223	11,485,343

Total liabilities and equity	$27,801,158	$18,751,232

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Patient service revenue		$7,333,547		$22,610,804
Allowance for bad debts		(206,502)		(710,852)
Net patient service revenue	$9,115,267	7,127,045	$26,143,832	21,899,952
Rental revenue	588,306	561,448	1,767,990	1,723,585
Total revenue (See Note 2)	9,703,573	7,688,493	27,911,822	23,623,537

Operating expenses:
Salaries and benefits	5,440,822	4,087,880	14,506,047	11,808,414
Other operating expenses	2,749,769	2,595,447	8,085,419	7,756,453
General and administrative	1,506,916	1,374,798	4,185,701	4,154,743
Depreciation and amortization	225,495	361,680	626,315	744,592
Total operating expenses	9,923,002	8,419,805	27,403,482	24,464,202

Net (loss) income from operations	(219,429)	(731,312)	508,340	(840,665)

Other income (expense):
Gain on sale of equipment	—	—	17,400	—
Miscellaneous income (expense)	42,785	41,153	124,991	144,951
Interest income (expense), net	13,105	(27,625)	(47,626)	(89,806)
Total other income	55,890	13,528	94,765	55,145

Net (loss) income before provision for income taxes	(163,539)	(717,784)	603,105	(785,520)

Income taxes (benefit)	—	—	—	—

Net (loss) income	(163,539)	(717,784)	603,105	(785,520)

Non-controlling interest (Note 10)	(100,048)	277,386	(155,804)	416,066

NET (LOSS) INCOME ATTRIBUTABLE TO FIRST CHOICE HEALTHCARE SOLUTIONS, INC.	$(263,587)	$(440,398)	$447,301	$(369,454)

Net (loss) income per common share, basic	$(0.01)	$(0.02)	$0.01	$(0.01)

Net (loss) income per common share, diluted	$(0.01)	$(0.02)	$0.01	$(0.01)

Weighted average number of common shares outstanding, basic	32,490,673	26,765,021	31,174,347	26,622,335

Weighted average number of common shares outstanding, diluted	32,490,673	26,765,021	31,974,347	26,622,335

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018 (unaudited)

	Common stock		Additional Paid in	Treasury Stock		Accumulated	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Total
Balance, December 31, 2017	27,356,838	$27,357	$25,185,487	189,020	$(249,265)	$(13,989,018)	$510,782	$11,485,343
Common stock previously issued and canceled	(71,667)	(72)	(67,929)	—	—	—	—	(68,001)
Common stock issued for services rendered	156,338	156	195,219	—	—	—	—	195,375
Common stock previously issued returned to treasury and canceled	(189,020)	(189)	(249,076)	(189,020)	249,265	—	—	—
Sale of common sock	5,000,000	5,000	7,495,000	—	—	—	—	7,500,000
Reclassify put option in connection to sale of common stock to temporary equity	—	—	(7,500,000)	—	—	—	—	(7,500,000)
Acquisition of 25% interest in Crane Creek Surgery Center	—	—	(129,389)	—	—	—	(270,611)	(400,000)
Stock based compensation	350,000	350	501,052	—	—	—	—	501,402
Net income	—	—	—	—	—	447,301	155,803	603,104
Balance, September 30, 2018 (unaudited)	32,602,489	$32,602	$25,430,364	—	$—	$(13,541,717)	$395,974	$12,317,223

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$603,105	$(785,520)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	626,315	744,592
Allowance for bad debts	—	710,852
Stock based compensation	628,776	473,782
Gain on sale of equipment	(17,400)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,532,046)	(2,293,779)
Prepaid expenses and other current assets	(274,334)	(223,672)
Employee loans	(401,517)	(308,790)
Other assets	(113,980)	—
Accounts payable and accrued expenses	348,020	416,165
Income taxes payable	24,754	—
Deferred rent	61,781	130,169
Unearned income	(16,375)	17,702
Net cash used in operating activities	(1,062,901)	(1,118,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	17,400	—
Purchase of 25% interest in Crane Creek Surgical Center	(400,000)	—
Purchase of equipment	(685,964)	(281,618)
Net cash used in investing activities	(1,068,564)	(281,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,500,000	—
Proceeds from settlement, due to non-controlling interest	—	6,521,655
Proceeds from notes payable	338,245	86,713
Proceeds from line of credit	—	500
Purchase of treasury stock	—	(187,121)
Payments on notes payable	(44,517)	(397,595)
Net cash provided by financing activities	7,793,728	6,024,152

Net increase in cash	5,662,263	4,624,035
Cash, beginning of period	2,015,534	4,593,638

Cash, end of period	$7,677,797	$9,217,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$95,211	$90,386
Cash paid during the period for taxes	$—	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in implementing a defined growth strategy aimed at building a network of localized, integrated healthcare services platforms comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Interventional Pain Medicine, Physical Therapy and related diagnostic and ancillary services in key expansion markets throughout the U.S.

The unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries: First Choice Medical Group of Brevard LLC, Marina Towers, LLC, FCID Medical Inc., TBC Holdings of Melbourne, Inc., CCSC Holdings, Inc. and Crane Creek Surgical Partners, LLC, along The B.A.C.K. Center which has been determined to be a variable interest entity (VIE). All significant intercompany balances and transactions, including those involving the VIE, have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 2, 2018.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and useful lives of long-lived assets, provision against bad debt, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates.

Revenue recognition

On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as Topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Patient service revenue

Our revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide services to the patients. Revenues are recorded during the period our obligations to provide services are satisfied. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates for services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

Rental Revenue

In addition to housing our corporate headquarters and First Choice Medical Group, the building leases 38,334 square feet of commercial office space to non-affiliated tenants. Our corporate headquarters and FCID Medical offices currently utilize 4,274 square feet on the fifth floor of Marina Towers; and First Choice Medical Group, including its MRI center and physical therapy center, currently occupies 21,902 square feet on the ground, first and second floors.

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

Concentration of Risk
Revenue Concentration:
	Three months ended September 30,
	2018	2017
Medicare	31.2%	33.8%
Commercial Payor 1	17.4%	18.0%
Commercial Payor 2	—	10.7%

	Nine Months ended September 30,
	2018	2017
Medicare	32.7%	35.7%
Commercial Payor 1	16.6%	18.4%
Commercial Payor 2	—	11.6%

Receivable Concentration:
	September 30,	September 30,
	2018	2017
Medicare	24.4%	20.6%
Commercial Payor 1	—	15.3%
Commercial Payor 2	13.1%	13.8%

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Patient Receivables: Accounts receivables due for services provided to patients who have third-party coverage, such as an insurance company or government sponsored healthcare programs or directly from patients. We continually monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collections issues that we have identified and our historical experience.

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

Net (loss) income per share

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to First Choice Healthcare Solutions, Inc.	$(263,586)	$(440,398)	$447,301	$(369,454)

Denominator:
Weighted-average common shares, basic	32,490,673	26,765,021	31,174,347	26,622,335
Weighted-average common shares, diluted	33,490,673	26,765,021	31,974,347	26,622,335

Basic:	$(0.01)	$(0.02)	$0.01	$(0.01)
Diluted:	$(0.01)	$(0.02)	$0.01	$(0.01)

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Convertible line of credit	800,000	800,000	—	800,000
Warrants to purchase common stock	1,875,000	1,875,000	1,875,000	1,875,000
Options to purchase common stock	3,000,000	3,000,000	3,000,000	3,000,000
Restricted stock awards	1,201,910	510,000	1,201,910	510,000
	6,876,910	6,185,000	6,076,910	6,185,000

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity. As of September 30, 2018, the Company canceled all of its outstanding treasury stock.

Reclassifications

Certain reclassifications have been made to prior period’s data to conform to the current year’s presentation. These reclassifications had no impact on reported net income or losses.

Litigation Claims and Assessments

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from negligence of our physicians. Currently, we have no pending litigation that is deemed to be material to the condensed consolidated financial statements.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the condensed consolidated financial statements.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 in the first quarter of 2018 and such adoption did not have a material impact on the condensed consolidated unaudited financial statements.

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

NOTE 3 – LIQUIDITY

The Company believes that the current cash balance and line of credit with CT Capital, LTD (See Note 4), along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

As of September 30, 2018, and December 31, 2017, the outstanding balance was $1,100,000 and the remaining principal amount the Lender can convert into common stock is $600,000, subject to the limitations set forth above. The balance available on the line of credit is $1,400,000 as of September 30, 2018.

Line of credit, Florida Business Bank

The B.A.C.K. Center is a party to a Promissory Note with Florida Business Bank, a Florida banking corporation. Under the Loan Agreement, the Lender committed to make an accounts receivable line of credit in the maximum aggregate amount of $1,383,000 (as amended), with an interest rate of Prime floating plus 1.0%, as published in The Wall Street Journal, with a floor of 2.75% per annum (as amended). The agreement renews annually and was renewed on June 30, 2018.

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

The Loan Agreement also includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type. The advance rate is defined as: 60% of eligible accounts receivables. Eligible receivables include all Medicare and Medicaid receivables less than 90 days old multiplied by a factor of 0.25, plus all other receivables less than 90 days old multiplied by a factor of 0.50. As of September 30, 2018, The B.A.C.K. Center was not in compliance with certain loan covenants.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The obligations of The B.A.C.K Center under the Loan Agreement are guaranteed by the shareholders of The B.A.C.K. Center. The Loan Agreement is also guaranteed in the amount of $950,000 by related parties of The B.A.C.K. Center. As of September 30, 2018, and December 31, 2017, the outstanding balance on the Loan was $440,024.

NOTE 5— NOTES PAYABLE AND CAPITAL LEASES

Notes payable is comprised of the following:

	September 30, 2018	December 31, 2017
Note Payable, GE Arm	$—	$12,536
Capital Leases- Equipment	383,426	77,162
	383,426	89,698
Less current portion	(89,458)	(29,552)
Long term portion	$293,968	$60,146

Capital leases — equipment

On February 6, 2017, the Company entered into a capital lease agreement to acquire equipment with 48 monthly payments of $611 payable through January 6, 2021 with an effective interest rate of 14.561% per annum. The Company may elect to acquire the leased equipment for a nominal amount at the end of the lease.

On June 22, 2017, the Company entered into a lease agreement to acquire equipment with 60 monthly payments of $1,223 payable through June 2021 with an effective interest rate of 5.00% per annum. The Company may elect to acquire the leased equipment for a nominal amount at the end of the lease.

During the nine months ended September 30, 2018, the Company entered into a lease agreement to acquire equipment with 60 monthly payments of $2,081 payable through December 2023 with an effective interest rate of 10.2% per annum. The Company may elect to acquire the leased equipment for a nominal amount at the end of the lease.

During the nine months ended September 30, 2018, the Company entered into a lease agreement to acquire equipment with 60 monthly payments of $1,280 through June 2023 with an effective interest rate of 3.9%. The Company may elect to acquire the leased equipment for a nominal amount at the end of the lease.

Aggregate principal maturities of long-term debt as of September 30, 2018:

Amount
Year ended December 31, 2018	$22,364
Year ended December 31, 2019	89,457
Year ended December 31, 2020	87,394
Year ended December 31, 2021	82,131
Year ended December 31, 2022 and thereafter	102,080
Total	$383,426

NOTE 6 — REDEEMABLE COMMON STOCK

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The Company has agreed that, upon demand from Steward after the six month anniversary of the Closing Date, the Company shall use its reasonable best efforts to prepare and file with the SEC, a registration statement and such other documents as may be necessary in the advice of counsel for the Company, and use its commercially reasonable efforts to have such registration statement declared effective in order to comply with the provisions of the Securities Act of 1933, as amended, so as to permit the registered resale of the common shares. As of September 30, 2018, the Company has not received such demand.

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

NOTE 7 — CAPITAL STOCK

Common stock

During the nine months ended September 30, 2018, the Company issued 350,000 shares of common stock for employee stock compensation that was granted in 2017. The expense for these shares is being amortized over the applicable vesting period.

During the nine months ended September 30, 2018, the Company issued an aggregate of 156,338 shares of its common stock to service providers at an aggregate fair value of $195,375.

During the nine months ended September 30, 2018, the Company returned to authorized and cancelled 189,020 previously acquired common stock treasury shares with a carrying value of $249,265.

During the nine months ended September 30, 2018, the Company cancelled 71,667 shares of common stock previously issued to a service provider.

NOTE 8 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The following table presents information related to stock options at September 30, 2018:

Options Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$1.35	3,000,000	5.25	—

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2017	3,000,000	1.35
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2018	3,000,000	$1.35

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The aggregate intrinsic value of all outstanding options of $0 represents the total intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.15 as of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted share units as of December 31, 2017	921,100
Granted	443,386
Forfeited	(71,667)
Unvested restricted shares as of September 30, 2018	1,292,819

During the nine months ended September 30, 2018, the Company granted 443,386 performance-based, restricted stock units vesting up to five years depending on the grant. The estimated fair value of the granted restricted stock units of $443,386 is being recognized over the vesting periods.

As of September 30, 2018, stock-based compensation related to restricted stock awards of $508,577 remains unamortized and is expected to be amortized over the weighted average remaining period of 2.65 years.

Warrants

The Company previously issued 1,875,000 warrants in 2011, which will expire on December 23, 2018. As of September 30, 2018, the aggregate intrinsic value of all warrants outstanding and exercisable was zero.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The tables below summarize the assets and liabilities associated with The B.A.C.K. Center as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Current assets:
Cash	$523,388	$238,402
Accounts receivable, net	4,537,938	3,526,789
Other current assets	951,305	765,236
Total current assets	6,012,631	4,530,427
Property and equipment, net	221,853	73,791
Other assets	22,005	22,005
Total assets	$6,256,489	$4,626,223
Current liabilities:
Accounts payable and accrued liabilities	$943,361	$628,304
Due to First Choice Healthcare Solutions, Inc.	2,887,047	1,700,210
Other current liabilities	464,998	485,432
Total current liabilities	4,295,406	2,813,946
Long term debt	2,099,769	1,950,963
Total liabilities	6,395,175	4,764,909
Non-controlling interest	(138,686)	(138,686)
Total liabilities and deficit	$6,256,489	$4,626,223

Total revenues from The B.A.C.K. Center were $4,054,740 and $12,292,240 for the three and nine months ended September 30, 2018. Related expenses consisted primarily of salaries and benefits of $2,354,244 and $6,187,704, other operating expense of $954,733 and $2,816,883, general and administrative expenses of $644,376 and $1,910,083, depreciation of $25,165 and $37,855, interest income (expense) and financing costs of $5,350 and $(15,532); and other income of $41,346 and $120,148 for the three and nine months ended September 30, 2018. (See Note 11 – Segment Reporting)

Total revenues from The B.A.C.K. Center were $3,416,530 and $10,386,645 for the three and nine months ended September 30, 2017. Related expenses consisted primarily of salaries and benefits of $1,646,473 and $5,179,937, other operating expense of $899,722 and $2,576,227, general and administrative expenses of $631,209 and $2,019,947, depreciation of $7,256 and $19,656, interest and financing costs of $4,255 and $12,640; and other income of $37,731 and $129,082 for the three and nine months ended September 30, 2017, respectively. (See Note 11 – Segment Reporting)

Crane Creek Surgery Center

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

In addition, pursuant to the terms of the Termination Agreement, BCS will assign, grant, convey and transfer to the Company all of BCS’s right, title and interest in and to the Management Agreement, including but not limited to the right to accept management fees as set forth in the Management Agreement, and the Company will assume all of BCS’s duties and obligations under the Management Agreement. Until September 30, 2018, BCS will provide the Center business office, financial, accounting and other related services necessary to assist the transition of the operation of the Center to the Company.

As a result of the Purchase agreement described above, Crane Creek Surgical Partners, LLC became a majority-owned subsidiary of the Company effective January 1, 2018.

The tables below summarize the assets and liabilities associated with the Crane Creek (as a VIE):

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

NOTE 10 — NON-CONTROLLING INTEREST

A reconciliation of The B.A.C.K. Center non-controlling income attributable to the Company:

Net income attributable to non-controlling interest for the three months ended September 30, 2018:

Net income	$29,323
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the three months ended September 30, 2017:

Net income	$192,667
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the nine months ended September 30, 2018:

Net income	$1,186,839
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

Net income attributable to non-controlling interest for the nine months ended September 30, 2017:

Net income	$482,046
Average Non-controlling interest percentage of profit/losses	-0-%
Net income attributable to the non-controlling interest	$-0-

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2018:

Balance, December 31, 2017	$(138,686)
Transfer (to) from the non-controlling interest as a result of change in ownership	—
Net income attributable to the non-controlling interest	—
Balance, September 30, 2018	$(138,686)

A reconciliation of the Crane Creek non-controlling income attributable to the Company:

Net income attributable to the non-controlling interest for the three months ended September 30, 2018:

Net income	$282,492
Average Non-controlling interest percentage of profit/losses	35%
Net income/loss attributable to the non-controlling interest	$98,872

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Net loss attributable to non-controlling interest for the three months ended September 30, 2017:

Net loss	$(462,310)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(277,386)

Net income attributable to the non-controlling interest for nine months ended September 30, 2018:

Net income	$441,796
Average Non-controlling interest percentage of profit/losses	35%
Net income/loss attributable to the non-controlling interest	$154,629

Net loss attributable to non-controlling interest for the nine months ended September 30, 2017:

Net income	$(693,443)
Average Non-controlling interest percentage of profit/losses	60%
Net income/loss attributable to the non-controlling interest	$(416,066)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2018:

Balance, December 31, 2017	$649,468
Transfer (to) from the non-controlling interest as a result of change in ownership	(270,611)
Net income attributable to the non-controlling interest	155,803
Balance, September 30, 2018	$534,660

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

All reportable segments derive revenue for medical services provided to patients; and The B.A.C.K Center additionally derives revenue for subleasing space within its building and medical services provided to patients. With the sale and leaseback of Marina Towers on March 31, 2016, the Company will no longer report segmented rental revenue received from third-party Marina Tower tenants under the segment heading “Marina Towers.” Rather, the Company has consolidated rental revenue received from third-party tenants of Marina Towers under the “Corporate” segment.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the three months ended September 30, 2018:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,776,082	$3,713,742	$1,625,443	$—	$—	$9,115,267
Rental revenue	—	340,998	—	437,172	(189,864)	588,306
Total Revenue	3,776,082	4,054,740	1,625,444	437,172	(189,864)	9,703,573

Operating expenses:
Salaries & benefits	2,428,090	2,354,244	301,714	356,773		5,440,822
Other operating expenses	681,614	954,733	879,573	409,852	(176,004)	2,749,769
General and administrative	325,169	644,377	91,525	459,705	(13,860)	1,506,916
Depreciation and amortization	90,582	25,165	23,169	86,579	—	225,495
Total operating expenses	3,525,455	3,978,519	1,295,981	1,312,909	(189,864)	9,923,002

Net income (loss) from operations:	250,626	76,221	329,462	(875,737)	—	(219,429)

Gain on sale of equipment	—	—	—	—	—	—
Interest income (expense)	(17,421)	5,350	2,705	22,470	—	13,105
Miscellaneous Income (expense)	—	41,346	688	750	—	42,785

Net Income (Loss) before income taxes:	233,205	122,917	332,855	(852,517)	—	(163,539)

Income taxes	—	—	—	—	—	—

Net income (Loss)	233,205	122,917	332,855	(852,517)	—	(163,583)

Non-controlling interest	—	—	(100,048)	—	—	(100,048)

Net income (loss) attributable to First Choice Healthcare Solutions	$233,205	$122,917	$232,807	$(852,517)	$—	$(263,587)

Summary Statement of Operations for the three months ended September 30, 2017:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$3,026,457	$3,096,807	$1,003,781	$—	$—	$7,127,045
Rental revenue	—	319,723		425,433	(183,708)	561,448
Total Revenue	3,026,457	3,416,530	1,003,781	425,433	(183,708)	7,688,493

Operating expenses:
Salaries & benefits	1,860,965	1,646,473	286,526	293,916	—	4,087,880
Other operating expenses	600,242	899,722	863,920	401,860	(170,297)	2,595,447
General and administrative	221,463	631,209	123,091	412,446	(13,411)	1,374,798
Depreciation and amortization	75,009	7,256	193,853	85,562	—	361,680
Total operating expenses	2,757,679	3,184,660	1,467,390	1,193,784	(183,708)	8,419,805

Net income (loss) from operations:	268,778	231,870	(463,609)	(768,351)	—	(731,312)

Interest income (expense)	(22,138)	(4,255)	(1,373)	141	—	(27,625)
Other income (expense)	—	37,731	2,672	750	—	41,153

Net Income (loss) before income taxes:	246,640	265,346	(462,310)	(767,460)	—	(717,784)

Income taxes	—			—	—	—

Net income (loss)	246,640	265,346	(462,310)	(767,460)	—	(717,784)

Non-controlling interest	—	—	277,386	—	—	277,386

Net income (loss) attributable to First Choice Healthcare Solutions	$246,640	$265,346	$(184,924)	$(767,460)	$—	$(440,398)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Summary Statement of Operations for the nine months ended September 30, 2018:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$10,591,621	$11,259,484	$4,292,727	$—	$—	$26,143,832
Rental revenue	—	1,032,756	—	1,303,698	(568,464)	1,767,990
Total Revenue	10,591,621	12,292,240	4,292,727	1,303,698	(568,464)	27,911,822

Operating expenses:
Salaries & benefits	6,325,175	6,187,704	880,073	1,113,094		14,506,047
Other operating expenses	2,068,688	2,816,883	2,501,813	1,225,000	(526,965)	8,085,419
General and administrative	877,376	1,910,084	280,667	1,159,073	(41,498)	4,185,701
Depreciation and amortization	257,637	37,855	72,585	258,238	—	626,315
Total operating expenses	9,528,876	10,952,526	3,735,138	3,755,405	(568,464)	27,403,482

Net income (loss) from operations:	1,062,745	1,339,714	557,589	(2,451,707)	—	508,340

Gain on sale of equipment	—	—	17,400	—	—	17,400
Interest income (expense)	(52,049)	(15,532)	525	19,429	—	(47,626)
Miscellaneous Income (expense)	—	120,148	2,592	2,250	—	124,991

Net Income (Loss) before income taxes:	1,010,696	1,444,330	578,106	(2,430,028)	—	603,105

Income taxes	—	—	—	—	—	—

Net income (Loss)	1,010,696	1,444,330	578,106	(2,430,028)	—	603,105

Non-controlling interest	—	—	(155,804)	—	—	(155,804)

Net income (loss) attributable to First Choice Healthcare Solutions	$1,010,696	$1,444,330	$422,302	$(2,430,028)	$—	$447,301

Summary Statement of Operations for the nine months ended September 30, 2017:

	FCID	Brevard			Intercompany
	Medical	Orthopaedic	CCSC	Corporate	Eliminations	Total
Revenue:
Net Patient Service Revenue	$9,074,335	$9,383,159	$3,442,458	$—	$—	$21,899,952
Rental revenue	—	1,003,486		1,300,550	(580,451)	1,723,585
Total Revenue	9,074,335	10,386,645	3,442,458	1,300,550	(580,451)	23,623,537

Operating expenses:
Salaries & benefits	4,979,621	5,179,937	878,033	770,823		11,808,414
Other operating expenses	1,896,333	2,576,227	2,591,174	1,230,797	(538,078)	7,756,453
General and administrative	586,039	2,019,947	427,454	1,172,676	(42,373)	4,154,743
Depreciation and amortization	218,230	19,656	250,147	256,559	—	744,592
Total operating expenses	7,680,223	9,786,767	4,146,808	3,430,855	(580,451)	24,464,202

Net income (loss) from operations:	1,394,112	599,878	(704,350)	(2,130,305)	—	(840,665)

Interest income (expense)	(74,439)	(12,640)	(2,712)	(15)	—	(89,806)
Other income (expense)	—	129,082	13,619	2,250	—	144,951

Net Income (Loss) before income taxes:	1,319,673	716,320	(693,443)	(2,128,070)	—	(785,520)

Income taxes	—			—	—	—

Net income (Loss)	1,319,673	716,320	(693,443)	(2,128,070)	—	(785,520)

Non-controlling interest	—	—	416,066	—	—	416,066

Net income (loss) attributable to First Choice Healthcare Solutions	$1,319,673	$716,320	$(277,377)	$(2,128,070)	$—	$(369,454)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements reflect the current view about future events. When used in this quarterly report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this quarterly report on Form 10-Q relating to our business strategy, our future operating results, and our liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the execution of our strategy to grow our business by hiring additional physicians to create Medical Centers of Excellence that fit our defined criteria; evolving healthcare laws and regulations; changes in the rates or methods of third-party reimbursements for medical services; accelerated pace of consolidation in the hospital industry; changes in our medical technology as it relates to our services and procedures; any failures in our information technology systems to protect the privacy and security of protected information and other similar cyber security risks; our ability to raise capital to fund continuing operations; and other factors relating to our industry, our operations and results of operations and any new Medical Centers of Excellence that we may open. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in implementing a defined growth strategy aimed at building a network of localized, integrated healthcare services platforms comprised of non-physician-owned medical centers of excellence, which concentrate on treating patients in the following specialties: Orthopaedics, Spine Surgery, Interventional Pain Medicine, Physical Therapy and related diagnostic and ancillary services in key high growth markets throughout the Southeastern U.S.

The implementation of our business plan, thus far, has allowed us to confirm that by integrating the synergistic mix of Orthopaedic, Spine Surgery, Interventional Pain specialties and Physical Therapy with related diagnostic and ancillary services and state-of-the-art equipment and technologies across legacy brick-and-mortar boundaries, we are able to effectively:

●	provide patients with direct and convenient access to musculoskeletal and rehabilitative care via our best-in-class team of surgeons, physicians and care specialists, and wide array of ancillary and diagnostic services, which includes, but is not limited to, magnetic resonance imaging (“MRI”), X-ray, Lab testing durable medical equipment (“DME”) and physical/occupational therapy (“PT/OT”);

●	empower physicians to collaborate as a unified care team, optimizing care coordination and improving outcomes;

●	advance the quality and cost effectiveness of our patients’ healthcare, thereby achieving faster recoveries at materially reduced costs; and

Managing over 100,000 patient visits each year, our flagship system (“Melbourne System”) serves Florida’s high growth Space Coast region and is comprised of the following well established Medical Centers of Excellence: First Choice Medical Group (“FCMG”), The B.A.C.K. Center (“TBC”) and Crane Creek Surgery Center (“CCSC”).

Results of Operations

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017

The following is a discussion of the results of operations for the three ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenues

Total revenue was $9,703,574 for the three months ended September 30, 2018, increasing 26% from $7,688,493 in the same period, prior year. Net patient service revenue accounted for $9,115,267 of total revenue in 2018, and rental revenue was $588,306. This compared to net patient service revenue of $7,127,045 and rental revenue of $561,448 for the three months ended September 30, 2017. The increase primarily was attributable to First Choice Medical Group (“FCMG”) increase by $749,624 or 25%, Brevard Orthopedic Spine & Pain Clinic, Inc. (“The B.A.C.K. Center”) increase by $616,935 or 20% and Crane Creek Surgical Center (“Center”) increase by $621,664 or 62% for the same period last year, after factoring provision for doubtful accounts. Rental revenue increased by $26,858, totaling $588,306 and $561,448 for the three months ended September 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses include the following:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Salaries and benefits	$5,440,822	$4,087,880
Other operating expenses	2,749,769	2,595,447
General and administrative	1,506,915	1,374,798
Depreciation and amortization	225,495	361,680
Total operating expenses	$9,923,001	$8,419,805

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 33% to $5,440,822 for the three months ended September 30, 2018, compared to $4,087,880 for the three months ended September 30, 2017. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2017 and first quarter of 2018. Other operating expenses increased 6% to $2,749,769 from $2,595,447 due to the increase in patient service volume from 2017 to 2018 stemming from the addition of new personnel and one-time expenses related to setting up new physical therapy locations.

General and administrative expenses was $1,506,915 for the three months ended September 30, 2018 as compared to $1,374,798 for the three months ended September 30, 2017, an increase of $132,117. The increase in spending is primarily related to legal costs associated with planned acquisitions and recruitment and retention of providers.

Depreciation and amortization decreased 37.7% from $361,680 reported for the three months ended September 30, 2017 to $225,495 reported for the three months ended September 30, 2018. The decrease is primarily due to decreased depreciation expense relating to the Company’s aging equipment.

Net Loss from Operations

Net loss from operations for the three months ended September 30, 2018 totaled $219,429, which compared to a loss from operations of $731,312 for the prior year. The reduction is a result of the increased revenue, net of increased operating expenses discussed above.

Interest Income (expense)

Interest income increased to $13,105 for the three months ended September 30, 2018, which compared to interest expense of $27,625 for the three months ended September 30, 2017. The increase primarily is due to short term interest received from cash accounts as compared to the same period last year and the payoff of the Company’s equipment loans for diagnostic imaging equipment.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss of $(263,587) for the three months ended September 30, 2018 as compared to net loss from $(440,398) reported for the same year period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 are detailed in Note 11 of the accompanying unaudited condensed consolidated financial statements.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

The following is a discussion of the results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenues

Total revenue was $27,911,823 for the nine months ended September 30, 2018, increasing 18% from $23,623,537 in the same period, prior year. Net patient service revenue, accounted for $26,143,832 of total revenue in 2018, and rental revenue was $1,767,990. This compared to net patient service revenue of $21,899,952 and rental revenue of $1,723,585 for the nine months ended September 30, 2017. The increase primarily was attributable to FCMG increase by $1,517,286 or 17%, The B.A.C.K. Center increase by $1,876,325 or 20% and Crane Center increase by $850,270 or 25% for the same period last year, after factoring provision for doubtful accounts. Rental revenue increased by $44,405, totaling $1,767,990 and $1,723,585 for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses include the following:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Salaries and benefits	$14,506,047	$11,808,414
Other operating expenses	8,085,419	7,756,453
General and administrative	4,185,701	4,154,743
Depreciation and amortization	626,315	744,592
Total operating expenses	$27,403,482	$24,464,202

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits increased 22.8% to $14,506,047 for the nine months ended September 30, 2018, compared to $11,808,414 for the nine months ended September 30, 2017. The increase was primarily due to the addition of physicians, physician assistants and physical therapy professional personnel in the later part of 2017 and the first quarter of 2018. Other operating expenses increased 4% to $8,085,419 from $7,756,453 due to the increase in patient service volume from 2017 to 2018 stemming from the addition of new personnel and one-time expenses related to setting up new physical therapy locations.

General and administrative and other operating expenses was $4,185,701 for the nine months ended September 30, 2018 as compared to $4,154,743 for the nine months ended September 30, 2017 an increase of $30,958. The increase in spending primarily related to legal costs associated with potential acquisitions and startup costs of additional providers for our existing business.

Depreciation and amortization decreased 15.9% from $744,592 reported for the nine months ended September 30, 2017 to $626,315 reported for the nine months ended September 30, 2018. The decrease is primarily due to decreased depreciation expense relating to the Company’s aging of equipment.

Net Income (Loss) from Operations

Net income (loss) from operations for the nine months ended September 30, 2018 totaled $508,341, which compared to a loss from operations of $(840,665) for the prior year. The increase is a result of the increased revenue, net with increased operating expenses discussed above.

Interest Expense, net

Interest expense, net declined 47% to $47,626 for the nine months ended September 30, 2018, which compared to interest expense of $89,806 for the nine months ended September 30, 2017. The decrease primarily is due to a reduction in overall debt as compared to the same period last year.

Net Income(loss) attributable to FCHS Shareholders

As a result of all the above, we reported net income of $447,301 for the nine months ended September 30, 2018 as compared to net loss of $369,454 reported for the same year period in the prior year.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 are detailed in Note 11 of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $7,677,797 and accounts receivables, net totaling $11,231,760. This compared to cash of $2,695,482 and accounts receivable, net of $11,119,757 for the same period in 2017.

The Company believes that the current cash balance and line of credit available with CT Capital, LTD as of September 30, 2018, along with continued execution of its business development plan, will allow the Company to further improve its working capital; and currently anticipates that it will have sufficient capital resources to meet projected cash flow requirements through the date at least one year from the filing of this report.

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

Net cash used in our operating activities for the nine months ended September 30, 2018 totaled $1,062,901, which compared to net cash used in our operations for the nine months ended September 30, 2017 of $1,118,499. The decrease in cash used for the nine months ended September 30, 2018 was due primarily to our 2018 net income as compared to a net loss in 2017 and our net increase in our operating liabilities of $418,179 as compared to a net increase of $564,036 for the nine months ended September 30, 2017 partially offset by our growth in accounts receivables.

Net cash flows used in investing activities was $1,068,564 for the nine months ended September 30, 2018, compared to $281,618 used by investing activities for the nine months ended September 30, 2017. Investing activities for 2018 was comprised of $400,000 to acquire an additional 25% interest in Crane Creek, $685,964 to purchase equipment and proceeds from sale of equipment of $17,400 as compared to $281,618 to purchase equipment in same period, prior year.

Net cash provided in financing activities was $7,776,986 for nine months ended September 30, 2018, compared to net cash used in financing activities of $6,024,152 for the nine months ended September 30, 2017. The cash flows used in our financing activities were the result of:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Proceeds from sale of common stock	$7,500,000	$—
Proceeds from note payable	338,245	86,713
Proceeds from settlement, due to non-controlling interest	—	6,521,655
Proceeds from line of credit	—	500
Purchase of treasury stock	—	(187,121)
Payments on notes payable	(44,517)	(397,595)
Net cash provided by financing activities	$7,793,728	$6,024,152

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

 Our strategic focus is to grow and partner with Steward Healthcare to expand our orthopaedic and spine care delivery platform into Steward’s 35 nationwide hospital systems. Currently we are utilizing two Steward facilities and are in the process of evaluating the next hospital to implement our targeted delivery platform.

On February 6, 2018, the Company entered into a strategic partnership with Steward Health Care System, LLC (“Steward”). As part of the strategic partnership, Steward made an investment into the Company in the amount of $7.5 million for 5 million shares, allowing the Company to continue to expand its business model and geographic footprint nationally. On March 1, 2018, the Company issued five (5) million shares of common stock in exchange for cash proceeds of $7.5 million.

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

Our growth will be fueled by hiring best-in-class Orthopaedic physicians currently practicing in our target expansion markets. We will identify physicians in those markets that are seeking an alternative to owning and operating their own private practices or being employed by local hospitals. As necessary we will add diagnostic and ancillary services, to include an ambulatory surgery center, MRI, X-Ray, DME, Lab testing and PT/OT will also be added to these platforms.

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

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 7, 2018	By:	/s/ Christian C. Romandetti
Christian C. Romandetti
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2018	By:	/s/ Phillip J. Keller
Phillip J. Keller
Chief Financial Officer (Principal Accounting Officer)