Form 10-K
period 2023-12-31
First Choice Healthcare Solutions, Inc.
filed 2024-05-13
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

95 Bulldog Blvd, Suite 202 Melbourne, FL.	32901	(321) 725-0090
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities Registered Pursuant to Section 12(b) of the Act

None

Securities Registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, Par Value $0.001 Per Share	FCHS	OTC Capital Markets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $0.01 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $329,583.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 13, 2024 was 35,725,788.

Documents incorporated by reference: None.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

EXPLANATORY NOTE

On June 15, 2020 (the “Petition Date”), we, First Choice Healthcare Solutions, Inc., and our wholly owned subsidiaries, First Choice Medical Group of Brevard, LLC, FCID Medical, Inc., and Marina Towers, LLC (collectively, the “Debtors”), filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). As of the Petition Date, we were defendants in multiple lawsuits, our main goal in filing Bankruptcy was to confirm a plan of reorganization assuring a fair distribution of assets to our creditors, attempt to bring as many assets in the form of settlements with the various claimants and establish a claims resolution process to resolve the securities arbitration and litigation claims in a fair and cost-effective manner.

The Debtors Amended Joint Plan of Bankruptcy under Chapter 11 of the United States Bankruptcy Code (the “Plan”) was confirmed by the Bankruptcy Court on February 23, 2021 and became effective on April 28, 2022, the date on which the Company emerged from bankruptcy (the “Effective Date”). We installed a new board of directors, with our operations continuing to be overseen by the existing executive officers.

We do not believe FCHS experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). We believe that the total available and utilizable net operating loss (“NOL”) at December 31, 2023 was approximately $6.4 million and there was no limit under Section 382 of the Code on the use of these NOLs as of December 31, 2023.

Due to there being no change to the equity interests in the Company as a result of the bankruptcy, the criteria for applying fresh-start reporting on emergence were not met.

Upon emergence from bankruptcy, our Common Stock was quoted on OTC Markets, Inc. and we file alternative periodic reports as required. We are quoted on the OTC Markets under the trading symbol “FCHS.”

Forward-Looking Statements

From time to time, in reports filed with the U.S. Securities and Exchange Commission (the “SEC”) (including this Annual Report on Form 10-K), in press releases, and in other communications to shareholders or the investment community, First Choice Healthcare Solutions, Inc. d/b/a Emerge Healthcare (“FCHS,” “the Company,” “we,” “our” or “us”) may provide forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning possible or anticipated future results of operations or business developments. These statements are based on management’s current expectations or predictions of future conditions, events, or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as its business plans. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “continue,” “may,” “should,” “will,” “would,” “goals,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

The forward-looking statements in this Form 10-K involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in pivoting the Company’s strategy away from our historic orthopedic business model to a strategy of developing a national chain of innovative primary care and wellness clinics focused on providing life improvement services (anti-aging, weight management, and hormone replacement) and pharmacy services, in key high growth markets throughout the U.S. We still provide rehabilitative services, such as physical therapy, but our strategy is to move to the operation of primary care and wellness clinics.

Operating Subsidiaries

We have operated as First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012. Our corporate address is 95 Bulldog Blvd., Suite, 202, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. The information contained on our website is not incorporated by reference herein. We have historically operated our business through two wholly owned subsidiaries. FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice.

Our Legacy Healthcare Services Business

Historically, we offered fully integrated orthopedic services, delivering diagnostics, surgery and treatment services. In addition, we offered a suite of imaging services, including X-Ray, MRI and ultrasound. The scope of ancillary services included interventional and pain management, orthopedic urgent care services, as well as physical and occupational therapy recovery services in the below areas.

Orthopedic

●	Foot & ankle service treating achilles tendonitis, tears, bunions, diabetic foot problems and ankle arthritis.
●	Hand & arm Service treating hand and elbow disorders, carpal tunnel syndrome, trigger finger, nerve injuries, and complex hand & elbow fractures.
●	Hip & knee replacement service with healthcare providers specializing in innovative approaches to total hip replacement and total knee replacement using minimally invasive techniques.
●	Sports medicine services providing comprehensive treatment for sports-related injuries from recreational, amateur and professional sports.

Interventional Pain and Pain Management

●	First Choice Medical Group was a full musculoskeletal (MSK) wellness center for patients who have chronic musculoskeletal pain. Patients received treatment, guidance, and support to get back to living pain free.
●	Pharmoco genetic testing was used to minimize patient reactions to medications.
●	First Choice Medical Group offered alternatives to opioids such as pain pumps which are considered more effective than oral medication that allows meds to be absorbed quicker and more directly.
●	Outpatient ambulatory surgery for pain management
●	L2 procedure room with Phillips C-arm, offering efficient procedures in a timely manner.

Physical Therapy/Occupational Therapy

●	First Choice Medical Group had multiple locations for physical therapy, geographically pinpointed for patient convenience.
●	First Choice Medical Group offered on-site custom splinting.
●	Physical therapists were trained in multiple modalities of treatment: Graston Technique®, Lymphedema wrapping, Acupuncture, Dry Needling, and Cupping.
●	First Choice Physical Therapy conducted free educational classes for the community to receive education regarding balance, back pain, etc.
●	Offered on site support to community for workplace ergonomics.
●	Provided onsite occupational health, including employer testing and exams.

In 2023, as we began the transition to our future growth strategy, we curtailed offerings in certain services and focused on offering physical and occupational therapy.

Material Corporate Events

As a result of the criminal charges brought against our former Chief Executive Officer, which he pled guilty to, we became involved in multiple legal proceedings which ultimately resulted in the Company being forced to file bankruptcy. See “Risk Factors-Our former Chief Executive Officer, Christian C. Romandetti, Sr. was arrested November 15, 2018, on a conspiracy to commit securities fraud charges.” On June 15, 2020, the Company and its operating subsidiaries filed for bankruptcy in the Middle district of Florida. On February 22, 2021, the Company’s reorganization plan related to the Company’s June 15, 2020, filing of bankruptcy in the Middle district of Florida was confirmed. As a result of the confirmation, all litigation was settled or converted into unsecured creditors. In addition, the temporary equity classification relating to Steward Healthcare’s March 2018 investment in the Company was eliminated as part of a settlement agreement with Steward Healthcare. The final decree was granted on April 27, 2022, whereby the Company exited bankruptcy. See the Explanatory Note to this report above and further details in Note 13 to the consolidated financial statements of the Company for the fiscal year ended December 31, 2023.

On June 25, 2020, a new board was seated, and our current CEO was appointed.

Strategic Pivot

In February of 2023, three of our four board members resigned as the Company’s management made the strategic decision to pivot away from the orthopedic services model, described above, to leveraging our management services infrastructure to support the development and growth of a national chain of branded primary care and wellness clinics following our exit from bankruptcy. The Company has eliminated all former services other than select physical therapy support. Following these resignations and shift in company strategy, our sole board member is Mr. Lance Friedman, the Company’s Chief Executive Officer (“CEO”). The Company has identified new board members and intends to bring in such persons to fill the full board of directors in conjunction with becoming current with regulatory requirements and relisting with a major exchange.

To establish this new strategy, we took the following steps:

●	On July 20, 2023, the Company entered into a definitive purchase agreement to acquire all of the shares of the capital common stock of Pointe Medical Services, Inc., a Florida corporation, Pointe Med Pharmacy, Inc., a Florida corporation, Livewell MD, Inc., a Florida corporation, and Livewell Drugstore, Inc., d/b/a TruLife Pharmacy, a Florida corporation for $15,800,000 to be paid in a combination of cash, assumption and/or payoff of debt, stock issuance, earn out, and performance bonus. Minority shareholders of Livewell Drugstore, Inc. will be given as consideration a fixed amount of restricted common stock in connection with the stock purchase of Livewell Drugstore, Inc. as is allocated based upon the Seller’s valuation of Livewell Drugstore multiplied by the minority shareholder ownership percentage.

●	On January 25, 2024, the Company entered into an asset purchase agreement to acquire all of the physical and intellectual property known as The Good Clinic from Leading Primary Care, LLC, a Minnesota company, which is a primary care clinic concept specializing in providing whole person primary care and wellness, in an all stock deal for $3,500,000.

Our Growth Strategy

Our go forward strategy is to utilize our two acquisitions and the current administrative infrastructure to create a national system of innovative, branded primary care and wellness clinics. Our strategic commitment is to provide a more effective medical “home” by redefining primary care, through personalization of care and a broad spectrum of healthcare services that focus on improving the quality of life for our clients at every stage of their lives. We intend to deliver on this promise by providing a care plan based on the client’s specific health needs / goals and their individual body chemistries. This will include an assessment of their current health state, a review of their current diet and lifestyle choices, as well as a battery of lab and genetic tests designed to determine any imbalances in their body functions.

Our provider staff will be comprised almost exclusively of nurse practitioners (“Nurse Practitioners”). The lower labor costs of employing Nurse Practitioners provides an approximate 25% margin improvement over the traditional primary care offices staffed with medical doctors. Additionally, studies prove Nurse Practitioners deliver care equal to and in some measures better than their physician counterparts. Our primary care clinics will provide holistic functional health and wellness which is primarily cash pay. We intend to differentiate our clinics from our competition by establishing our centers as the premier destinations for patient-centric personalized care, coordinated across our patients’ entire care continuums. By doing so, we expect to deliver more meaningful and collaborative provider-patient experiences, more effective treatment plans, faster recoveries, and materially reduced costs resulting from improved care coordination.

Our business model is centered on providing the right personalized care to patients with the objective of improving their overall quality of life, as well as lower healthcare costs. Our providers will have the ability to refer patients to our on-site laboratory diagnostic, internal compounding pharmacy, and ancillary services to include, anti-aging regenerative medicine, hormone replacement therapy, women’s health, men’s health, medically assisted weight management, and biohacking when medically appropriate. By consolidating these cutting-edge ancillary services (which are generally cash pay services) with our internal compounding pharmacy we believe that we will not only deliver a better healthcare experience for our clients, but we will also deliver greater revenue opportunity for the clinics through the sale of prescription medications and over the counter nutraceuticals at attractive margins for the Company.

In conjunction with the Company’s clinic expansion plans, we intend to expand the capacity of the complementary compounding pharmacy included in our acquisitions. This will facilitate our differentiating operating strategy of offering personalized treatment plans with personalized prescription medication, when medically appropriate, at a significantly lower cost for our clients. Our ability to deliver on this promise is our centralized medication compounding facility, both sterile and nonsterile, that will fulfill most of the recommended prescribed therapies for our patients on a nationwide scale. This centra-fill approach to pharmacy care facilitates the Company’s ability to provide an enhanced patient experience with initial medication fills, refill management, personalized medication counseling and the secure and private delivery of prescribed medications directly to the patient’s home or their choice of clinic location while simultaneously maximizing profitability via consolidated overhead and operating expenses. In addition to the fulfillment of individualized patient medication orders, also referred to as 503A, the Company intends to expand its compounding services to include non-patient specific medications, referred to as 503B, which will enable it to provide sterile and non-sterile medication inventories to patient care facilities that are owned and operated by the Company, as well as any unaffiliated patient care centers wishing to purchase compounded inventories.

Every clinical member of our provider teams will have cloud-based access to a robust EMR. Our EMR system fully complies with Stages 1 and 2 Meaningful Use standards defined by the Centers for Medicare & Medicaid Services Incentive Programs. These programs govern the use of electronic health records and allow us to earn incentive payments from the U.S. government, pursuant to the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009. By employing this shared electronic medical record infrastructure, all patent information will be available across all Company supported healthcare locations including our compounding pharmacy. This technological investment and its utilization will significantly reduce the hazards associated with disparate healthcare information systems. The Company’s centra-fill pharmacists will have both the electronic prescription order as well as the complete medical record available to allow a rapid and thorough evaluation for any potential drug-drug interaction as well as drug-disease state contraindications. The ability to rapidly communicate with the prescribers regarding alternative medication therapies, when clinical scenarios arise warranting a change in pharmaceuticals, also allows for an enhanced personalized patient experience and higher quality outcome. This powerful combination of personalized treatment plans and individualized medication therapeutics will provide us with a significant competitive advantage for attracting and retaining our patients. We anticipate that our clinics will have the added benefit of economies of scale, via billing, collections, purchasing, advertising, and compliance, which can each be fully leveraged to reduce expense and fuel income growth. We also aim to increase awareness of our brand by aligning with patients, medical institutions, insurers, employers, and other healthcare stakeholders in local markets that share our core values.

We believe that our centralized system of administrative infrastructure will allow us to achieve measurable cost and productivity efficiencies, as we expand the number of clinics we own and operate. We have specifically designed our centralized back-office system to alleviate care providers from business administration responsibilities associated with operating a medical practice or clinic, enabling them to focus strictly on caring for the patients we serve.

It is our plan that the cost of our “back-office operations” will not increase in direct relation to the growth of our network of primary care clinics, which will allow us to sustain profit margins across our business operations with a cost effective and scalable back office. As the numbers of our care providers and primary care clinics increase, the economies of scale for our back-office operations will also increase.

High Technology Infrastructure Supporting High Touch Patient Experiences

Successful retail models in other industries have proven effective at using telecommunications, remote computing, mobile computing, cloud computing, virtual networks, and other leading-edge technologies to manage geographically diverse operating units. These technologies create an electronically distributed infrastructure which allows a central management team to monitor, support and control geographically dispersed operating units of a national operation.

We believe that our business model incorporates the best distributed infrastructure supported by these technologies. A central management team monitors and supports our medical operations and will support our future primary care clinics.

Our administrative operations are centered on a secure paperless practice management platform. We utilize a state-of-the-art, cloud-based electronic medical record (“EMR”) management system, which provides ready access to each patient’s test results from anywhere in the world where there is Internet connectivity, including diagnosis, patient, and provider notes, visit reports, billing information, insurance coverage, patient identification, and personalized care delivery requirements. Our EMR system fully complies with Stages 1 and 2 Meaningful Use standards defined by the Centers for Medicare & Medicaid Services Incentive Programs. These programs govern the use of electronic health records and allow us to earn incentive payments from the U.S. government, pursuant to the HITECH Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009.

We intend to grow by replicating the client satisfaction and acceptance of our clinics in other geographic markets, and by hiring additional Nurse Practitioners to serve patients in our current and future primary care clinics, all of which will be supported by our standardized policies, procedures, and clinic setup guidelines.

Third-Party Payors

Our current relationships with government-sponsored plans, including Medicare, managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balances due for co-payments, co-insurance, deductibles, or out-of-network benefit limitations.

We have also received compensation for professional services provided by our providers to patients based upon established rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a geographic area, regardless of the party responsible for paying the bill for our services.

If we do not have a contractual relationship with a health insurance payor, we will generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to state and federal laws regulating such billing. Although we maintain standard billing and collections procedures, we will also provide discounts and/or payment option plans in certain hardship situations where patients and their families do not have the financial resources necessary to pay the amount due at the time services are rendered. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account and are reviewed and approved by senior management.

Many of our health and wellness programs are cash pay from the individual patient and generally earn higher margins.

Competitive Environment

We anticipate that we will compete primarily on the basis of establishing our centers as the premier destinations for patient-centric personalized care, coordinated across our patients’ entire care continuums. By doing so, we expect to deliver more meaningful and collaborative provider-patient experiences, more effective treatment plans, faster recoveries, and materially reduced costs resulting from improved care coordination.

Government Regulation

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If one of our healthcare providers or their practices is found to have violated these laws, rules or regulations, our business, financial condition, and results of operations could be materially adversely affected. Moreover, the Affordable Care Act signed into law in March 2010 contains numerous provisions that are reshaping the United States healthcare delivery system, and healthcare reform continues to attract significant legislative interest, regulatory activity, new approaches, legal challenges, and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business, or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.

Fraud and Abuse Provisions

Existing federal laws governing Medicare, TRICARE, and other federal healthcare programs (the “FHC Programs”), as well as similar state laws, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (the “DOJ”) and various state authorities.

The fraud and abuse laws include extensive federal and state regulations applicable to our financial relationships with hospitals, referring to healthcare providers and other healthcare entities. In particular, the federal anti-kickback statute prohibits the offer, payment, solicitation, or receipt of any remuneration in return for either referring Medicare, TRICARE or other FHC Program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by an FHC Program. In addition, federal physician self-referral legislation, commonly known as the “Stark Law,” prohibits a physician from ordering certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and, in the case of the anti-kickback statute, have been broadly interpreted by federal courts, and potentially subject many healthcare business arrangements to government investigation and prosecution, which can be costly and time consuming.

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

If we were excluded from any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we would also be unable to contract with other healthcare providers, such as hospitals, to provide services to them. It could also adversely affect our ability to contract with, or to obtain payment from, non-governmental payors.

Government Reimbursement Requirements

In order to participate in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. These programs provide for reimbursement on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, several proposals to limit or reduce Medicare reimbursement for various services.

HIPAA and Other Privacy Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use and confidentiality of protected health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations, violations of which are punishable by monetary fines, civil penalties and, in some cases, criminal sanctions. As part of our medical record keeping, third-party billing, research, and other services, we and our affiliated practices collect and maintain protected health information on the patients that we serve.

Health and Human Services Security Standards require healthcare providers to implement administrative, physical, and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically received, maintained, or transmitted (including between us and our affiliated practices). We have implemented security policies, procedures and systems designed to facilitate compliance with the HIPAA Security Standards.

In February 2009, Congress enacted the Health Information Technology for Economic and Clinical Health Act (“HITECH”) as part of the American Recovery and Reinvestment Act (“ARRA”). Among other changes to the law governing protected health information, HITECH strengthens and expands HIPAA, increases penalties for violations, gives patients new rights to restrict uses and disclosures of their health information, and imposes several privacy and security requirements directly on our “Business Associates,” which are third parties that perform functions or services for us or on our behalf.

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

Environmental Regulations

Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state, and local environmental laws, rules, and regulations. Our office-based operations are subject to compliance with various other environmental laws, rules, and regulations. Such compliance does not, and we anticipate that such compliance will not materially affect our capital expenditures, financial position, or results of operations.

Compliance Program

We maintain a compliance program that reflects our commitment to complying with all laws, rules, and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

●	a Compliance Committee consisting of our senior executives;

●	our Code of Ethics, which is applicable to our employees, officers, and directors;

●	a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to our Chief Executive Officer, or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

●	an organizational structure designed to integrate our compliance objectives into our corporate offices and clinics; and

●	education, monitoring, and corrective action programs, including a disclosure policy designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.

The foundation of our Compliance Program is our Code of Ethics which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers, and directors. All our personnel are required to abide by, and are given thorough education regarding, our Code of Ethics. In addition, all employees are expected to report incidents that they believe in good faith may be in violation of our Code of Ethics.

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our care providers. Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition, and results of operations.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

Professional and General Liability Coverage

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition, and results of operations.

Employees

As of December 31, 2023, our workforce included one (1) full-time, salaried, employee and seven contract staff professionals located in the United States. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

Corporate Information

Our corporate headquarters is located in the heart of downtown Melbourne, Florida, close to all major hospitals. The address is 95 Bulldog Blvd, Suite 202, Melbourne, Florida 32901. Our corporate website is: www.myfchs.com.

Available Information

Our website address is http://www.myfchs.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as amendments thereto, are filed with the SEC and are available free of charge on our website at investors.myfchs.com.com promptly after such reports are available on the SEC’s website. We may use our investors.myfchs.com website as a means of disclosing material non-public information and complying with our disclosure obligations under Regulation FD.

The SEC maintains an internet site that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The information contained in or accessible through our website or contained on other websites is not incorporated into this filing. Further, any references to URLs contained in this report are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

The risk factors discussed below could cause our actual results to differ materially from those expressed in any forward-looking statements. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting the results of operations. New factors the Company from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our Common Stock. Before you invest in our Common Stock, you should carefully consider these risk factors, as well as the other information contained in this report.

Going Concern

During the financial year ended December 31, 2023, the Company experienced operating losses of approximately $8.2 million and corresponding cash outflows from operations of $6.8 million. This performance reflected challenges in operating and restructuring the Company as a result of previous issues that confronted the Company in the healthcare market such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered as well as the negative impact of the former CEO’s indictment in November 2018 and the bankruptcy from June 2020 and COVID-19. As a result of the CEO’s actions, the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financing, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2023 financial statements included in this filing.

Risks Related to our Financial Position and Capital Needs

Our business has posted minimal profit since commencing operations.

We have posted net losses and negative cash flows from operations for the years ended December 31, 2023, and 2022. The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, and customer acquisition, which could lead to missing targets for achievement of future profitability.

If our cash from operations is not sufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition, and results of operations may be materially adversely affected.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic legislative, regulatory, and other factors, including potential changes in costs, pricing, competitive pressure, and consumer preferences. If our cash flow and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Even if we are successful in taking any such alternative actions, such actions may not allow us to meet our scheduled debt service obligations and, as a result, our business, financial condition, and results of operations may be materially adversely affected.

We need additional capital to expand operations; if we do not raise additional capital, we will need to curtail or cease operations.

Since our inception, we have financed our operations primarily through the sale of our common stock. To execute our business plan successfully, we will need to raise additional money in the future. Additional financing may not be available on favorable terms, or at all. The exact amount of funds raised, if any, will determine how quickly we can maintain the profitability of our operations. No assurance can be given that we will be able to raise capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are not able to raise additional capital, we will likely need to curtail or cease operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or other assets.

We may seek additional capital through a combination of private and public equity offerings, debt financing, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our proliferation into new markets may place a significant strain on our resources and increase demands on our executive management, personnel, and systems, and our operational, administrative, and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition. There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to us or to our subsidiaries will not be changed in a manner which adversely affects our shareholders.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

●	Demand for our services;
●	Our ability to obtain and retain existing clients;
●	General economic conditions, both domestically and in foreign markets;
●	Advertising and other marketing costs; and
●	Costs of creating and expanding clinic locations.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of our stockholders.

Volatility in the financial markets could have a material adverse effect on our business.

While we believe we will generate significant cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. This could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition, and results of operations.

Potential profit margins may decline due to increasing pressure on margins.

The industry in which we plan to operate is subject to potentially significant pricing pressure caused by many factors. If our estimated gross margin declines and we fail to sufficiently reduce our operating costs or grow our future net revenues, we could incur significant operating losses that we may be unable to fund or sustain for extended periods of time, if at all. This could have a material adverse effect on the results of operations, liquidity, and financial condition.

Our indebtedness may have a material adverse effect on our business, financial condition, and results of operations.

Our indebtedness could have significant consequences, including:

●	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of funding growth, working capital, capital expenditures, investments, or other cash requirements;
●	reducing our flexibility to adjust to changing business conditions or obtain additional financing;
●	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our term loan facilities are at variable rates;
●	making it more difficult for us to make payments on our indebtedness;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	subjecting us to restrictive covenants that may limit our flexibility in operating our business; and
●	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes.

General Risks Related to our Healthcare Services Business

We have a limited operating history that impedes our ability to evaluate our potential future performance and strategy.

Our limited primary care clinic operating history makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance. It will take time and marketing / messaging investment to successfully build a financially viable panel of patients for each of our clinics. It is difficult to predict with certainty how long the process of patient acquisition will take. To address these risks and uncertainties, we must do the following:

●	Successfully execute our business strategy to establish our brand and reputation as a profitable, well-managed enterprise committed to delivering quality and cost-effective healthcare;

●	Respond to competitive developments;

●	Provide Nurse Practitioners with a compelling alternative to other medical practice or hospital employment; and

●	Attract, integrate, retain, and motivate qualified clinic personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. If we do not successfully address these risks, our business, prospects, financial condition, and results of operations may be materially and adversely affected.

Acquisitions involve risks that could adversely affect our business/internal controls.

As part of our growth strategy, the Company has made strategic transactions with the expectation that such transactions will result in various benefits, including, among others, an expanded range of healthcare services to patients in the community, cost savings and increased profitability of the businesses by improving operating efficiencies. Achieving the anticipated benefits is subject to a number of uncertainties, including whether we integrate our acquired companies in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and resources.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage.

We devote significant resources and time to complying with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions or assuming management control over other businesses. Any difficulties in the assimilation of acquired businesses into our Company’s control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock and our access to capital.

To pursue our business strategy, we will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We may need to raise additional capital to pursue our business plan, which includes hiring additional Nurse Practitioners to expand our business operations and to acquire or develop new primary care clinics. We believe that we have access to capital resources through possible public or private equity offerings, debt financing, corporate collaborations, or other means. If the economic climate in the United States does not continue to improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our initiatives and take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our financial obligations.

We may not be able to achieve the expected benefits from opening new primary care clinics, which would adversely affect our financial condition and results.

We plan to rely on hiring additional Nurse Practitioners to create branded primary care clinics as a method of expanding our business. If we do not successfully integrate such new primary care clinics, we may not realize the anticipated operating advantages and cost savings. The integration of these new primary care clinics into our business operations involves several risks, including:

●	Demands on management related to the increase in our Company’s size with the establishment of each new clinics, which is crucial to our business plan;

●	The diversion of management’s attention from the management of daily operations to the integration of operations of the new primary care clinics;

●	Difficulties in the assimilation and retention of employees; and

●	Potential adverse effects on operating results.

Further, the successful integration of the new Nurse Practitioners will depend upon our ability to manage the new staff and to eliminate redundancies and excess costs. Difficulties in integrating new clinical staff may impede our ability to achieve the cost savings and other size-related benefits that we hoped to achieve, which would harm our financial condition and operating results.

If we are unable to attract and retain qualified medical professionals, our ability to maintain operations attract patients or open new primary care clinics could be negatively affected.

We generate our revenues through Nurse Practitioners and clinical staff who work for us to perform medical services and procedures. The retention of those medical professionals is a critical factor in the success of our clinics, and the hiring of qualified medical professionals is a critical factor in our ability to launch new primary care clinics successfully. However, at times it may be difficult for us to retain or hire qualified medical professionals. If we are unable consistently to hire and retain qualified medical professionals, our ability to open new clinics, maintain operations at existing clinics, and attract patients could be materially and adversely affected.

We may have difficulties managing our Company’s growth, which could lead to higher operating losses, or we may not grow at all.

Rapid growth could strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Should we be unsuccessful in accomplishing any of these essential aspects of our growth in an efficient and timely manner, then management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could slow or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

Loss of key executives and failure to attract qualified managers could limit our growth and negatively impact our operations.

We require medical professionals and marketing persons with experience in our industry to operate and market our primary care clinic services. It is impossible to predict the availability of qualified persons or the compensation levels that will be required to hire them. The loss of the services of any member of our senior management or our inability to hire qualified people at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

We may be subject to medical professional liability risks, which could be costly and could negatively impact our business and financial results.

We may be subject to professional liability claims. We maintain professional liability insurance with coverage that we believe is consistent with industry practice and appropriate considering the risks attendant to our business. However, any claim made against us could be costly to defend against, resulting in a substantial damage award against us and diverting the attention of our management team from our operations, which could have an adverse effect on our financial performance.

The healthcare regulatory and political framework is evolving.

Healthcare laws and regulations may change significantly in the future which could adversely affect our financial condition and results of operations. We will continuously monitor these developments and modify our operations from time to time as the legislative and regulatory environment changes. It may require significant resources to make these modifications.

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws or regulations.

The healthcare industry is subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

●	federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare and other government programs that contain false or fraudulent information or from improperly retaining known overpayments;

●	a provision of the Social Security Act, commonly referred to as the “anti-kickback” law, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate, or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare;

●	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits providers from referring Medicare patients to an entity for the provision of certain “designated health services” if the provider or a member of such provider’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

●	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving federal payors;

●	provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	state laws that prohibit general business corporations from practicing medicine, controlling providers’ medical decisions or engaging in certain practices, such as splitting fees with providers;

●	federal and state laws that prohibit providers from billing and receiving payment from Medicare and TRICARE for services unless the services are medically necessary, adequately, and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

●	federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

●	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients or employing individuals who are excluded from participation in federally funded healthcare programs.

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

As part of our medical record keeping, billing and other services, we collect and maintain protected health information in paper and electronic format. New protected health information standards, whether implemented pursuant to HIPAA, HITECH, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

If we do not comply with existing or new laws and regulations related to protected health information, we could be subject to remedies that include monetary fines, civil or administrative penalties or criminal sanctions.

Changes in the rates or methods of third-party reimbursements for medical services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

Third-party payors such as Medicare and commercial health insurance companies, may change the rates or methods of reimbursement for the services we currently provide or plan to provide and such changes could have a significant negative impact on those revenues. At this time, we cannot predict the impact that rate reductions will have on our future revenues or business. Moreover, patients on whom we currently depend, and expect to continue to depend on, our medical clinic revenues generally rely on reimbursement from third-party payors for the payment of medical services. If our patients begin to receive decreased reimbursement from third-party payors for their medical services and as such are forced to pay for the remainder of their medical services out of pocket, then a reduced demand for our services or downward pricing pressures could result, which could have a material impact on our financial position.

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

We are subject to federal and state restrictions on advertising that may adversely affect our ability to advertise our clinics and services.

The growth of our healthcare business is dependent, in part, on advertising, which is subject to regulation by the Federal Trade Commission (“FTC”). We believe that we can structure our advertising practices to be in material compliance with FTC regulations and guidance. However, we cannot be certain that the FTC will not determine that our advertising practices are in violation of such laws and guidance.

Health Insurance Portability and Accountability Act (“HIPAA”) compliance is critically import to our continuing operations.

Our Company and our providers are covered entities under HIPAA if we or our clinical staff provide services that are reimbursable under Medicare or other third-party payors (e.g., orthopedic services). Although the covered healthcare providers themselves are primarily liable for HIPAA compliance, as a “business associate” to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations. Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

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

Some of our current competitors, or other companies which may choose to enter the industry in the future, may have substantially greater financial, technical, managerial, marketing, or other resources and experience than we do and may be able to compete more effectively. Similarly, competition could increase if the market for healthcare services does not experience growth, and existing providers compete for market share. Additional competition may develop, particularly if the price for services or reimbursement decreases. Our management, operations, strategy, and marketing plans may not be successful in meeting this competition.

A decline in consumer disposable income could adversely affect the number of clinical visits could have a negative impact on our financial results.

After payments by commercial healthcare insurance companies or government programs, including Medicare, the remaining portion of the cost of medical care is paid by the patient. Some of our patients may not have the financial resources to pay for the services they receive at our primary care clinics, which are ultimately not reimbursed by their healthcare provider. Accordingly, our operating results may vary based upon the impact of changes in the disposable income of patients using our services, among other economic factors. A significant decrease in consumer disposable income in a weak economy may result in a decrease in the number of visits to our clinics, and a related decline in our revenues and profitability. In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable and collection experience.

To pursue our business strategy, we will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We may need to raise additional capital to pursue our business plan, which includes hiring additional Nurse Practitioners to expand our business operations and to acquire or develop new primary care clinics. We believe that we have access to capital resources through possible public or private equity offerings, debt financing, corporate collaborations, or other means. If the economic climate in the United States does not continue to improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our initiatives and take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our financial obligations.

Risks Related to Our Common Stock

There has been a limited trading market for our Common Stock to date.

While our Common Stock is currently quoted on OTC Markets, Inc., the trading volume is extremely limited. We are quoted on the OTC Markets under the trading symbol “FCHS.” We intend to list our common stock on the CBOE. There can be no assurance that an active market for the Company’s common stock. A lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

The market for our common stock may fluctuate significantly.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of healthcare services companies have historically been highly volatile and may be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our Common Stock:

●	changes in government regulation of the medical industry;

●	changes in reimbursement policies of third-party insurance companies, self-insured companies or government agencies;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	developments involving corporate collaborators, if any;

●	changes in accounting principles;

●	the loss of any of our key providers or management personnel;

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

We plan to reinvest all of our earnings, to the extent we have earnings, in order to grow, market our services and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the near future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, you should not expect to receive cash dividends on our Common Stock.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development, and regulatory pathways of our product candidates, which could cause our operating results to fluctuate. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the near future. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our former Chief Executive officer, Christian C. Romandetti, Sr. was arrested November 15, 2018, on a conspiracy to commit securities fraud charge.

Our former Chief Executive Officer, Christian C. Romandetti, Sr. pled guilty to conspiracy to commit securities fraud and has tarnished the Company’s reputation which has led to a precipitous decline in the Company’s goodwill and business.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as we grow or as such control standards are modified, supplemented, or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

ITEM 1B.	UNRESLOVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We review cybersecurity risk as part of our overall enterprise risk management program. This ensures that cybersecurity risk management remains a top priority in our business strategy and operations.

Our risk management strategy includes, among other elements:

Identification: We aim to proactively identify sources of risk, areas of impact, and relevant events that could give rise to cybersecurity risks, such as changes to our infrastructure, service providers, or personnel.

Assessment: We conduct periodic risk assessments to identify cybersecurity threats. We also conduct likelihood and impact assessments with the goal of identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Management: Following our risk assessments, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures.

We have processes in place to identify, review and evaluate cybersecurity risks associated with our use of third-party service providers. These reviews are conducted at onboarding and periodically throughout the tenure of the service provider based on risk tier rating of each service provider. We believe these processes enable us to evaluate a third-party service provider’s security posture, identify risks that may arise out of our use of the third party’s service, and make decisions regarding acceptable levels of risk and risk mitigation.

Governance

The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. On a periodic basis, our Board of Directors reviews the adequacy of our computer systems controls, cybersecurity risk management and related governance and incident disclosures.

Management’s Role Managing Risk

Our Chief Financial Officer plays a pivotal role in informing the Board of Directors on cybersecurity risks and provides briefings to the Board of Directors on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events; and

●	Compliance with regulatory requirements and industry standards.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our information technology provider, who leads testing of our compliance with standards, remediation of known risks, and our employee training program.

Monitor Cybersecurity Incidents

Our information technology providers lead our implementation and oversight of processes for the regular monitoring of our information systems.

Reporting to Board of Directors

Our information technology providers regularly inform the COO and CFO about matters related to cybersecurity risks and incidents. Together, our COO and CFO then update our Board on significant cybersecurity matters, and strategic risk management.

ITEM 2.	PROPERTIES

We lease and maintain our principal office at 95 Bulldog Blvd, Suite 202, Melbourne, Florida, 32901.

Our Physical Therapy center leases and operates one full service physical and occupational therapy clinic is located at 95 Bulldog Blvd., Suite 201, Melbourne, FL 32901.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our care providers.

Although we currently maintain liability insurance coverage intended to cover certain claims to cover medical liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for medical liability and certain other claims, could have a material adverse effect on our business, financial condition, and results of operations.

On May 31, 2018, the Company entered into a lease agreement for the use of equipment with 60 monthly payments of $2,112 payable through April 2023 with an effective interest rate of 5.00% per annum. The Company failed to make all payments as required under the lease agreement which resulted in the lender filing a complaint in the County Court of Brevard County, Florida (“Brevard Court”). In June 2023 the Brevard Court issued an order to the Company to return the equipment. The lender subsequently liquidated the equipment from which the proceeds were netted against the total claim. On January 25, 2024, the Brevard Court granted a $19,473 judgement in favor of the lessor of an equipment lease. In March 2024, the Company and the creditor negotiated a revised settlement amount of $9,000 which has been paid in full.

On June 15, 2020, Ackerman, LLP was engaged by the Company to represent the Company in its bankruptcy filing and proceedings. Ackerman was awarded fees by the court totaling $584,658, inclusive of a payment plan. The Company defaulted on the payment plan obligation and as a result, Ackerman filed a motion for summary judgment for the unpaid fees. The motion was granted by the court. The Company was able to partially satisfy the judgment, however, $203,115 of these legal fees remain unpaid.

On September 20, 2021, GMR Melbourne, LLC (“GMR”) filed a complaint in The Eighteenth Judicial Circuit Court in Brevard County, Florda for breach of contract as it relates to a facilities Lease Agreement entered into in March 2017, claiming the Company defaulted on the lease payments totaling $1,455,095. During October 2021, the Company, through The Eighteenth Judicial Circuit Court in Brevard County, Florda, received an order approving joint stipulation for alternative resolution to the Company’s real estate lease in Melbourne, Florida. The order terminated the Company’s use of floors three and four of the building immediately, while terminating its right to possession and use of floors three and five on December 31, 2021. The order also replaced the existing lease payment schedule with a series of eight payments to be completed by February 15, 2022. Upon receipt of the order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2023, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

On May 11, 2023, Coastal Neurology, Inc. (“Coastal”) filed a complaint in The Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida, for breach of contract as it relates to an Escrow Agreement and a failure to pay Coastal $100,000, seeking damages, costs, and interest. The Company asserts that no funds were required to be deposited under the escrow agreement, and that the escrow agreement is not valid and enforceable under Florida law.

On May 31, 2023, MBABJB Holdings Family Limited Partnership (“MBAB”) filed a complaint in The Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida for breach of contract as it relates to a facilities Lease Agreement entered into on January 4, 2017, claiming the Company defaulted on the lease payments totaling $87,350. On August 24, 2023, the plaintiffs filed a motion for a summary judgment to Default. At December 12, 2023, the Plaintiff’s motion was granted for the sum of $102,884 including attorney fees and costs which is accrued by the company.

At December 7, 2023, the Company received correspondence from attorneys retained by CBL & Associates Properties, Inc. (“CBL”) as it relates to the collection of remaining lease payments plus collection costs on a care facility lease agreement where the Company vacated the premises on August 24, 2022, and defaulted on the remaining lease payments totaling $66,999. The total amount being sought by the collection attorney including collection costs is $84,051 which is accrued by the Company. The Company is working to reach a settlement with CBL.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted under the symbol “FCHS” on the OTC Markets, the OTCIQ tier for companies that file alternative reports with the OTC. On April 28, 2024, the last reported closing sale price of our common stock on the OTCIQ was $.006 per share.

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years as reported by OTCIQ):

2023	High	Low
First Quarter	$0.013	$0.008
Second Quarter	$0.008	$0.003
Third Quarter	$0.015	$0.005
Fourth Quarter	$0.010	$0.012

2022	High	Low
First Quarter	$0.510	$0.025
Second Quarter	$0.045	$0.022
Third Quarter	$0.030	$0.015
Fourth Quarter	$0.030	$0.012

The above information was obtained from Nasdaq.com. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Shareholders

As of May 13, 2024, we had 35,725,788 shares of common stock outstanding, and approximately 454 common shareholders of record, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: “Note 8 – Capital Stock” of the Notes to Consolidated Financial Statements included in Item 8; and Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities in 2022 or 2023.

Recent Sales of Unregistered Securities

Series A Convertible Preferred Stock

In the second quarter of 2022, the Company issued 141 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) with a par value of $0.01 per share and a purchase price of $6,750 per share to 15 investors for $1,057,200 which included a 10% discount of $105,450 and cash of $951,750. The terms of these Series A Preferred Stock issuances included a 10% dividend payable in Series A Preferred Stock. The Company paid $53,994 in fees to brokers related to these issuances.

In the second quarter of 2023, the Company sold 6 shares of Series A Preferred Stock, with a par value of $0.01 per share and a purchase price of $7,500 per share to 1 investor for $50,000 which included a 10% discount of $5,000 and cash of $45,000. The Company paid $0 in fees to brokers related to this issuance.

As of December 31, 2023, and 2022, the total shares of Series A Preferred Stock outstanding were 147 and 141 shares, respectively.

Common Stock

During the years ended December 31, 2023, and December 31, 2022, the Company did not issue any shares of its common stock.

In connection with the issuance of the 35% OID Super Priority Secured Convertible Notes in 2022, the Company was to issue 1,000,000 incentive shares of unrestricted common stock. In connection with the issuance of the 35% OID Super Priority Secured Convertible Notes in 2023, the Company was to issue 100,000 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. As of December 31, 2023, none of the incentive shares were issued and were therefore recorded as a Common Share Payable current liability.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto contained in Item 8 Part III of this Form 10-K, “Forward-Looking Statements” contained in Part I of this Form 10-K, “Risk Factors” contained in the Item 1A of this Form 10-K and other information appearing elsewhere in, or incorporated by reference into, this Form 10-K. Dollar amounts reference in this Item 7 are in US dollars, except for share amounts.

Results of Operations

Overview

For the years ended December 31, 2023, and 2022, we reported a net loss of $8,171,232 and $9,943,702, respectively, a decrease of $1,772,470 or 18%. The decrease in the net loss was attributable to a reduction in operating expenses for the year ended December 31, 2023 as compared to December 31, 2022, partially offset by an increase in non-operating expenses. The reduction in operating expenses was primarily the result of lower compensation-related expenses. The increase in non-operating expenses was the result of increases in interest expenses, including the amortization of original issue discount and deferred financing costs.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of total revenues:

	For the Year Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Revenue, net of discounts	$29,985	100%	$1,068,979	100%
Rental revenues	—		—
Gross (deficit) profit	29,985	100%	1,068,979	100%

Operating expenses
Salaries expense	253,844	847%	4,465,765	418%
Selling, general and administrative expenses	2,186,571	7292%	3,618,273	338%
Total operating expenses	2,440,415	8139%	8,084,038	756%
Operating loss	(2,410,430)		(7,015,059)

Other income (expenses)
Loss on sale of equipment	(56,751)		(113,137)
Impairment of Investment	—		(150,000)
PPP Loan Forgiveness	—		—
Miscellaneous income (expense)	215,206		1,011,178
Gain on Bankruptcy	—		32,158
Interest expense, net	(5,919,257)		(3,708,842)
Total other income (expenses), net	(5,760,802)		(2,815,506)
Loss from continuing operations before income taxes	(8,171,232)		(9,943,702)
Net loss from continuing operations	(8,171,232)		(9,943,702)
Discontinued operations, net of tax	—		—
Net loss	(8,171,232)		(9,943,702)

Revenues

Total revenue was $29,985 for the year ended December 31, 2023, decreasing 97.2% from $1,068,979 in the prior year. Net patient service revenue accounted for all of total revenue in 2023. This compared to net patient service revenue of $1,068,979 for the year ended December 31, 2022. The 97.2% decrease in patient service revenue was the result of eliminating service offerings with the exception of physical therapy and fewer patient visits.

Operating Expenses

Operating expenses include the following:

	Year Ended 12/31/2023	Year Ended 12/31/2022
Salaries and benefits	$253,844	$4,465,765
Other operating expenses	—	—
General and administrative	2,144,390	3,529,711
Depreciation and amortization	42,181	88,562
Total operating expenses	$2,440,415	$8,084,038

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation, and general and administrative expenses, which included legal, accounting, and professional fees associated with being a public entity.

Salaries and benefits decreased 94.3% to $253,844 for the year ended December 31, 2023, compared to $4,465,765 for the year ended December 31, 2022. The decrease was primarily related to releasing physicians to focus on physical therapy services as well as restructuring certain support staff.

General and administrative was $2,144,390 for the year ended December 31, 2023, as compared to $3,529,711 for the year ended December 31, 2022. The 39.6% decrease was primality the result of lower legal fees from our exit from bankruptcy.

Depreciation and amortization decreased 52.4%. The decrease was primarily the result of certain assets becoming fully depreciated and the sale of some unused assets.

Net Loss from Operations

Net loss from operations for the year ended December 31, 2023, totaled ($8,171,232), which compared to a net loss from operations of ($9,943,702) for the prior year. The decrease in the net loss from operations is a result of the items discussed above.

Other Income/(Expense)

Net other income (expense) included in the Net Loss from Operations increased to ($5,760,802) for the year ended December 31, 2023, which compared to total net other income (expense) of ($2,928,643) for the year ended December 31, 2022. The increase in net other net income (expense) primarily is due to an increase in interest expense and financing costs in 2023 partially offset by a decrease in the loss on sale of unused assets, a decrease in asset impairment expense, and a write of taxes payable.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $12,607 and medical accounts receivable, net totaling $92,444. This compared to cash of $7,219 and medical accounts receivable, net of $304,873 as of the end of 2022. At December 31, 2022, other receivables also included $1,011,128 of Employee Retention Credits under the CARES Act.

During the fiscal year ended December 31, 2023, the Company experienced operating losses of $8,171,232 and corresponding cash outflows from operations of $6,795,445. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to grow its revenue base, reduce operating costs, especially as related to services provided by healthcare providers or nurse practitioners, acquire growth oriented profitable businesses, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and January 2023 to generate reductions in operating costs.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continues a going concern more than one year from the date of issuance of the 2023 financial statements included in this filing.

Net cash used in our operating activities for the year ended December 31, 2023, totaled $6,795,445, which compared to net cash used in our operations for the year ended December 31, 2022, of $3,379,319. The increase in cash used for the year ended December 31, 2023, was due primarily to net lower revenues and increases in interest expense.

Net cash flows from investing activities were $63,779 for the year ended December 31, 2023, compared to ($80,680) used by investing activities for the year ended December 31, 2022. The increase in cash from investing activities for the year ended December 31, 2023 resulted from the sale of certain fixed assets.

Net cash provided from financing activities was $6,737,053 for the year ended December 31, 2023, compared to net cash from financing activities of $3,460,075 for the year ended December 31, 2022. The increase in cash flows from financing activities were the result of increased debt borrowings, partially offset by a decrease in the sale of preferred stock, to support the ongoing operating loss and restructuring and repositioning activities.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and, provision against bad debt, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates.

Basis of Accounting

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Accounts Receivable

Accounts receivables are carried in their estimated collectible amounts net of doubtful accounts. The Company analyzes its history and identifies trends for each major payer sources of revenue to estimate the appropriate allowance for doubtful accounts and provision for bad debts. Management regularly reviews data about these major payer sources of revenue in evaluating the sufficiency of the contractual allowances.

Patient receivables are accounts receivables from services provided to patients who have third-party coverage. The Company analyzes contractually due amounts and provides a provision for bad debts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts actually collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts

Revenue Recognition

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses in the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Upon exercise of a common stock equivalent, the Company issues new shares of common stock out of its authorized shares.

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

New Accounting Pronouncements

We do not expect recent accounting pronouncements will have a material impact on our consolidated financial position, results of operations or cash flows. See Footnote 2 in the accompanying consolidated financial statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-39 below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

First Choice Healthcare Solutions, Inc.

Melbourne, Florida

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of First Choice Healthcare Solutions, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 12 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Bush & Associates CPA LLC

Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

May 12, 2024

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,607	$7,219
Accounts receivable, net	92,444	304,873
Accounts receivable, other	—	1,011,128
Other Current Assets	206,631	9,116
Total current assets	311,682	1,332,336
Property, plant and equipment, net	262,243	470,703
Operating lease right-of-use assets	2,437,358	4,481,445

Other Assets:
Deferred tax asset	111,949	111,949
Deposits	—	119,589
Total other assets	111,949	231,538
Total assets	$3,123,232	$6,516,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$8,410,879	$9,777,530
Operating lease liabilities, current portion	299,244	486,806
Tax payable	—	215,146
Notes payable, current portion	19,217,018	11,099,954
Total current liabilities	27,927,141	21,579,436

Long term liabilities:
PPP loan payable	1,283,624	1,283,624
Operating lease liabilities, non-current portion	2,442,519	4,058,455
Convertible notes	—	—
Total liabilities	31,653,284	26,921,515

Stockholders’ equity (deficit):
Series A Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 141 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at December 31, 2022 and 2021, respectively	32,958	32,958
Additional paid-in capital	35,369,995	35,323,323
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(63,933,006)	(55,761,775)
Total stockholders’ equity (deficit)	(28,530,052)	(20,405,493)
Total liabilities and stockholders’ equity (deficit)	$3,123,232	$6,516,022

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars)

	For the Year Ended December 31,
	2023	2022
Revenue
Revenue, net of discounts	$29,985	$1,068,979
Rental revenues	—	—
Gross (deficit) profit	29,985	1,068,979

Operating expenses
Compensation expense	253,844	4,465,765
Selling, general and administrative expenses	2,186,571	3,618,273
Total operating expenses	2,440,415	8,084,038
Operating loss	(2,410,430)	(7,015,059)
Other income (expenses)
Loss on sale of equipment	(56,751)	(113,137)
Impairment of Investment	—	(150,000)
Miscellaneous income (expense)	215,206	1,011,178
Gain on Bankruptcy	—	32,158
Interest expense, net	(5,919,257)	(3,708,842)
Total other income (expenses), net	(5,760,802)	(2,928,643)
Loss from continuing operations before income taxes	(8,171,232)	(9,943,702)
Income taxes expense (benefit)	—	—
Net loss	(8,171,232)	(9,943,702)
Preferred stock dividends	(90,732)	(53,912)
Net loss attributable to common shareholders	$(8,261,964)	$(9,997,614)

Basic and diluted income (loss) per common share
Net loss per common share	$(0.25)	$(0.30)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

TWO YEARS ENDED DECEMBER 31, 2023

(in dollars)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	32,958,288	$32,958	—	$—	$26,703,190	$(45,818,073)	$(19,081,925)
Stock based compensation	—	—	—	—	4,188	—	4,188
Warrants issued for debt discount	—	—	—	—	164,196	—	164,196
Proceeds from issuance of Preferred stock	—	—	141	1	951,749	—	951,750
Adjust Steward (Bankruptcy) Settlement	—	—	—	—	7,500,000	—	7,500,000
Net loss	—	—	—	—	—	(9,943,702)	(9,943,702)
Balance, December 31, 2022	32,958,288	$32,958	141	$1	$35,323,323	$(55,761,775)	$(20,405,493)

Stock based compensation	—	—	—	—	—	—	—
Warrants issued for debt discount	—	—	—	—	1,672	—	1,672
Proceeds from issuance of Preferred stock	—	—	6	—	45,000	—	45,000
Net loss	—	—	—	—	—	(8,171,232)	(8,171,232)
Balance, December 31, 2023	32,958,288	$32,958	147	$1	$35,369,995	$(63,933,006)	$(28,530,052)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in dollars)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,171,232)	$(9,943,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	44,805	88,562
Loss on disposition of assets	189,867	113,138
Accretion of debt modification	-	12,259
Amortization of debt discount	1,429,386	1,493,975
Amortization of warrants issued for debt discount	-	193,231
Amortization of deferred financing costs	76,927	-
Amortization of debt discount	-	70,096
Share-based compensation	-	4,188
Preferred dividends - accrued	90,732	53,911
Provision for bad debts	41,513	133,130
Changes in operating assets and liabilities:
Accounts receivable	1,182,044	(1,003,577)
Other current assets	(77,926)	253,458
(Increase) decrease in leased assets	2,044,087	508,393
Accounts payable and accrued liabilities	(1,842,150)	5,102,147
(Increase) decrease in lease liabilities	(1,803,498)	(458,528)
Net cash provided by (used in) operating activities	$(6,795,445)	$(3,379,319)

Cash flows from investing activities:
Proceeds from sale of fixed assets	146,697	-
Purchase of property and equipment	(82,918)	(80,680)
Net cash (used in) provided by investing activities	$63,779	$(80,680)

Cash flows from financing activities :
Payments on notes payable	(173,764)	(860,457)
Proceeds from issuance of convertible notes	6,865,817	3,368,782
Proceeds from sale of preferred stock	45,000	951,750
Net cash provided by (used in) financing activities	6,737,053	3,460,075

Net change in cash	5,387	74
Cash, beginning of period	7,219	7,145
Cash, end of period	$12,606	$7,219

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	-

Supplemental disclosure of cash flow information:
Reverse temporary equity for bankruptcy	$-	$7,500,000
Convertible notes exchanged	-	375,000
Fixed asset purchased under capital lease	-	3,358,002
Note Payable addition from DFC	-	244,954
Note Payable addition from OID	351,712	1,428,154
Warrants issued for debt discount	1,672	164,196
Common shares issued for convertible notes - inducement	$2,703	$47,904

See the accompanying notes to these consolidated unaudited financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1— ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

First Choice Healthcare Solutions, Inc. (the “Company”) was incorporated on December 15, 2011 in the state of Delaware. The consolidated financial statements are those of the Company and its owned subsidiary FCID Medical, Inc., incorporated on November 5, 2010 in the state of Florida, and its wholly owned subsidiary First Choice Medical Group of Brevard, LLC, incorporated on September 16, 2011 in the state of Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation.

On June 15, 2020, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, as amended, modified or supplemented (the “Plan”) was confirmed by the Bankruptcy Court on February 23, 2021 and became effective on April 28, 2022, the date on which the Company emerged from bankruptcy (the “Effective Date”), with a new board of directors and certain new officers (see Note 13).

The Company is actively engaged in implementing a defined growth strategy aimed at building a network of localized, integrated healthcare services platforms, comprised of nurse practitioner driven primary care clinics providing services including family primary care, anti-aging, dermatology, weight loss, hormone replacement therapy, functional and genetic testing, nutritional counseling, as well as behavioral health.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Patient Service Revenue

Our revenues relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide services to the patients. Revenues are recorded during the period our obligations to provide services are satisfied. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and provide for payments based upon predetermined rates for services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

Concentrations of credit risk

The Company’s financial instruments are exposed to a concentration of customer risk and accounts receivable risk. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management. Revenues and accounts receivable are concentrated between two major payers with the approximate risk level outlined below.

Concentration of Risk
Revenue Concentration:

	Year ended December 31,
	2023	2022
Commercial Payor 1	10.9%	32.0%
Commercial Payor 2	6.5%	21.0%

Receivable Concentration:

	December 31,	December 31,
	2023	2022
Legal	32.3%	14.6%
Commercial Payor 1	10.9%	28.6%
Commercial Payor 2	6.5%	22.5%

Accounts receivables

Accounts receivables are carried at their estimated collectible amounts net of doubtful accounts. The Company analyzes its history and identifies trends for each major payer sources of revenue to estimate the appropriate allowance for doubtful accounts and provision for bad debts. Management regularly reviews data about these major payer sources of revenue in evaluating the sufficiency of the contractual allowances.

Patient receivables are accounts receivables from services provided to patients who have third-party coverage. The Company analyzes contractually due amounts and provides a provision for bad debts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts actually collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Net loss per share

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Year ended December 31,
	2023	2022
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(8,261,964)	$(9,997,614)

Denominator:
Weighted-average common shares, basic	32,958,288	32,958,288
Weighted-average common shares, diluted	32,958,288	32,958,288

Basic:	$(0.25)	$(0.30)
Diluted:	$(0.25)	$(0.30)

The computation excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company uses the “if-converted” method for calculating the earnings per share impact of outstanding convertible debentures, whereby the securities are assumed converted and an earnings per incremental share is computed. Options, warrants and their equivalents are included in EPS calculations through the treasury stock method. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. In addition, there were no vested restricted stock for periods presented. Potentially dilutive securities excluded from the basic and diluted net income per share are as follows:

	December 31,
	2023	2022
Convertible debt	2,810,648,817	430,902,049
Warrants to purchase common stock	11,774,164	11,246,433
Incentive shares payable issued with convertible notes	1,568,250	1,000,000
Restricted stock awards	1,357,308	1,357,308
Options to purchase common stock	—	—
Total	2,825,348,539	444,505,790

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Leases

In February 2016, the FASB issued ASC 842, Leases, (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for leases previously classified as operating leases. The Company adopted ASC 842 effective January 1, 2022 and recognized and measured operating leases existing at, or entered into after, January 1, 2021 (the beginning of the earliest comparative period presented) using a modified retrospective approach, with certain practical expedients available (see Note X). The Company’s accounting for finance leases under ASC 842 remained substantially unchanged,

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

Finance leases lease assets and liabilities are recognized at the lease commencement date at the present value of the future lease payments not yet paid using the Company’s incremental borrowing rate, Assets acquired under finance lease are included in property and equipment, while finance lease obligations are included in other current liabilities and other long- term liabilities on the consolidated balance sheets.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

As of December 31, 2023, and 2022, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year’s presentation. These reclassifications had no impact on reported income or losses.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

Unlisted other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718), to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements and related disclosures.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. ASU 2016-13 is effective for smaller public companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s results within the consolidated statements of operations and financial condition.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU, along with recently issued ASU 2021-01, which further clarifies the scope of Topic 848, is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. ASU 2020-04 was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not applied any optional expedients and exceptions to date and will continue to evaluate the impact of the guidance and whether it will apply the optional expedients and exceptions.

In July 2021, the FASB issued ASU 2021-05, Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 was issued to address the day-one loss issue related to a lessor’s accounting for certain leases with variable lease payments, requiring a lease with variable lease payments that do not depend on an index or a rate to be classified as operating under certain conditions. ASU 2021-05 was effective for the Company for interim periods beginning after December 15, 2021, the January 1, 2022 adoption did not have an impact to the Company’s results of operations and financial condition.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 codifies how an issuer should account for modifications made to equity-classified written call options. The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. ASU 2021-04 was effective for fiscal years beginning after December 15, 2021, the adoption on January 1, 2022 did not have an impact to the Company’s results of operations and financial condition.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing the separation models for convertible debt with cash conversion and beneficial conversion features by requiring entities not to separately present in equity an embedded conversion feature in such debt and instead will account for a convertible debt instrument and convertible preferred stock as a single unit of account unless a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or was issued at a substantial premium. The ASU was early adopted for the fiscal year ending December 31, 2021. The adoption of ASU 2020-06 on January 1, 2022 did not have an impact to the Company’s results of operations and financial condition.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes, which is intended to reduce complexity in the accounting for income taxes while maintaining or improving the usefulness of information provided to financial statement users. The guidance amends certain existing provisions under ASC 740 to address a number of distinct items. The Company adopted ASU 2019-12 effective January 1, 2021. Adoption of the amendments in this ASU did not have an impact to the Company’s results of operations and financial condition.

NOTE 3 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2023 and 2022 are as follows:

	2023	2022
Building improvements	$110,838	$114,980
Computer equipment	70,636	100,510
Medical equipment	221,297	579,508
Office equipment	20,866	39,854
Property plant and equipment, gross	423,637	834,852
Less: accumulated depreciation	(161,394)	(364,149)
Property plant and equipment, net	$262,243	$470,703

During the year ended December 31, 2023 and 2022, depreciation expense charged to operations was $42,181 and $88,562, respectively.

During January 2022, as a result of its Bankruptcy Plan approval (see Note 13), the Bankruptcy Court approved the rejection of two satellite clinic location leases in Melbourne, Florida and Merritt Island. As a result, $30,578 in unamortized leasehold improvements were written off as loss on disposal.

During 2023, the Company disposed of physical therapy equipment and furniture and fixtures with a book value of $113,869, recognizing a loss on disposal. During October of 2022, the Company disposed of physical therapy equipment with a book value of $82,560, recognizing a loss on disposal.

NOTE 4 — INVESTMENTS

On September 10, 2021 the Company entered in a Member Interest Purchase Agreement to acquire the Membership Interests in Care America at Maitland, LLC, a licensed but inoperative pharmacy services provider, for the purchase price of $150,000 with a closing date of October 1, 2021. In 2022, the company re-evaluated this strategic direction which absolved the requirement for a retail-based pharmacy. As a result, during the year ended December 31, 2022, Care America of Maitland, LLC was dissolved and the Company realized $150,000 in loss on impairment in its investment in its Membership Interest in Care America at Maitland, LLC.

On March 1, 2023, the Company entered an agreement with Coastal Neurology, Inc. (“Coastal”) to provide for the escrow of a non-refundable good faith deposit of $150,000 to cover transaction costs in conjunction with the Company’s proposed stock purchase agreement of Coastal. Under the terms of the agreement, if the Company failed to undertake a funding offering as specified in the agreement by March 31, 2023, and therefor was unable to close the acquisition by May 30, 2023 because of lack of funds, then the escrow deposit was to be released in full to Coastal no later than May 31, 2023. As the Company was only able to make $103,000 of the required good faith deposit in full to the escrow agent, the proposed Coastal acquisition was abandoned and the $103,000 was written off.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 5 — LINES OF CREDIT

Line of credit, CT Capital

On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with C.T. Capital, Ltd, (“Lender”) a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, Lender committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. The Lender was also allowed to convert all or any portion of the outstanding principal or interest up to $2,000,000 on the loan into the Company’s common stock at a price equal to $0.75 per share. During 2021, the Loan Agreement was determined to be a general unsecured creditor under the Bankruptcy Plan, eligible to receive pro rata share distributions. At the time of the Bankruptcy Plan approval, the balance of the Loan Agreement was $1,108,851 and Lender was paid its portion of the distribution of $21,872 in April 2022.

NOTE 6— NOTES PAYABLE

Non-Convertible Notes Payable

During the years ended December 31, 2022 and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, have original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2023, 2022, and 2021, the Company repaid or refinanced principal of $156,000, $310,000, and $817,521, respectively. The balance of the non-convertible notes payable as of December 31, 2023 and 2022 is $792,637 and $792,637, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were never properly completed and filed by former management. As of January 17, 2023, the SBA’s website shows those two remaining PPP loans reflected as “Charged Off”. As a result of this recent discovery, the Company has reinitiated forgiveness applications with the SBA and expects those loans to be forgiven in full. As of December 31, 2023 and December 31, 2022, the Company had a total of PPP loans payable of $1,283,624 and $1,283,624, respectively, including accrued interest, which are expected to be forgiven by the SBA in mid 2024.

Non-convertible notes payable as of December 31, 2023 and 2022 are comprised of the following:

	December 31,	December 31,
	2023	2022
Notes Payable	$2,909,119	$1,113,925
Note Payable - Equipment	-	36,538
PPP Loans Payable	1,283,624	1,283,624
Less current portion	(2,909,119)	(1,150,463)
Long term portion	$1,283,624	$1,283,624

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Fees and discounts are deferred and amortized over the life of the related note payable. During the years ended December 31, 2023 and 2022, the Company recognized a total of $2,135,500 and $441,703, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at December 31, 2023 and 2022 was $0 and $0, respectively.

Convertible Notes Payable

10% OID Senior Secured Convertible Notes

During 2020 to 2022, the Company entered into Security Purchase Agreements with lenders for the sale of 10% original issue discount senior secured promissory notes (“10% Notes”)and warrants to purchase shares of the Company’s common stock equal to 50% of the face value. The 10% Notes accrue interest at 10% per annum payable quarterly, are convertible into shares of the Company’s common stock at the option of the holder at any time at a fixed ceiling price of $0.75 per share. The 10% Notes have full ratchet and anti-dilution provisions, a principal adjustment provision upon default, providing for a principal increase to 110% at maturity if unpaid, 120% at six months if unpaid and 130% at 12 months if unpaid. The 10% Notes were due March 31, 2022 and to date, all default provisions have been waived. The amounts due under the 10% Secured Convertible Notes are secured by assets of the Company pursuant to a security agreement.

During the year ended December 31, 2022, the Company issued one 10% Note with a face amount of $660,000 and an original issuance discount of $60,000 for cash of $600,000. The holder received 330,000 warrants to purchase the Company’s common stock, recognizing $7,616 in a debt discount from warrant valuation.

Warrants to purchase shares of the Company’s common stock warrants have a five-year term, are exercisable upon the completion of a “Qualified Financing” at a cash exercise price equal to the lower of 93.75% of the per share price of Company’s common stock sold to third-party investors in that Qualified Financing, or $0.75 per share, subject to adjustment. The value of the warrants was recorded as debt discounts that are being amortized to interest expense over the life of the notes.

At December 31, 2023 and 2022, the balance of 10% notes was $5,973,000 and $5,973,000, original issuance discounts were $0 and $175,491, discounts from warrants were $0 and $155,261, discounts from deferred finance costs were $0 and $40,311, and accrued interest was $828,527 and $1,489,291, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $0 and $235,491 in interest expense from the amortization of original issuance discounts, $0 and $162,877 in interest expense from the amortization of debt discounts from warrants, $0 and $40,311 from the amortization of deferred finance costs, and $660,764 and $594,769 in accrued interest, respectively.

35% OID Super Priority Senior Secured Convertible Notes

During the years ended December 31, 2023 and 2022, the Company entered into Security Purchase Agreements with lenders for the sale of 35% original issue discount senior secured promissory notes (“35% Notes”), warrants to purchase shares of the Company’s common and shares of the Company’s common stock as incentives. The 35% Notes have a 35% original issuance discount being amortized to interest expense through maturity, are non-interest bearing, are due at the earlier of six months from the date of issue or upon the occurrence of a liquidity event and are prepayable by the Company at any time at a premium of 120% of the outstanding balance. Upon an occurrence of default, the holder shall have the right to convert the 35% Note and outstanding interest at the lower of a discount to market or subsequent financings. The amounts due under the 35% Notes are secured by assets of the Company pursuant to a security agreement.

During the years ended December 31, 2023 and 2022, the Company issued 35% Notes with a face value of $538,462 and $5,062,000, original issuance discounts of $188,462 and $1,772,000 and $70,000 and $241,000 of deferred financing costs for cash of $280,000 and $2,659,000, refinancing of 10% notes of $0 and $390,000, respectively. The holders received 269,231 and 3,005,960 warrants to purchase the Company’s common stock and 100,000 and 1,000,000 shares of the Company’s common stock during the years ended December 31, 2023 and 2022, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Warrants to purchase shares of the Company’s common stock warrants have a five-year term, are exercisable upon the completion of a Qualified Financing at a cash exercise price equal to 93.75% of the per share price of Company’s common stock sold to third-party investors in a Qualified Financing.

At December 31, 2023 and 2022, the balance of 35% notes was $5,600,462 and $5,062,000, original issuance discounts were $0 and $203,195, discounts from warrants were $0 and $4,806, discounts from deferred finance costs were $0 and $12,940 and discounts from incentive shares were $0 and $3,084, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the years ended December 31, 2023 and 2022, the Company recognized $224,025 and $1,568,805 in interest expense from the amortization of original issuance discounts, $1,672 and $151,774 in interest expense from the amortization of debt discounts from warrants, $0 and $228,060 from the amortization of deferred finance costs, and $48,774 and $900 in amortization of incentive shares, respectively.

20% OID Senior Secured Convertible Notes Payable

During 2023, the Company entered into Security Purchase Agreements with lenders for the sale of 20% original issue discount senior secured promissory notes (“20% Notes”), warrants to purchase shares of the Company’s common stock with a five-year term, exercisable at any time at the option of the holder at a cash exercise price equal to 93.75% of the per share price of Company’s common stock sold to third-party investors in a qualified financing and incentive shares of the Company’s common stock. The 20% Notes accrue interest at 10% per annum, principal and interest are due at the earlier of six months from the date of issue or upon the occurrence of a liquidity event.

The holder shall have the right to convert the 20% Notes and outstanding interest on a Qualified Financing at a price equal to 85% of the offering price, or a 15% discount to the volume weighted average price of the Company’s common stock for the five days preceding the dates of conversions, subject to a maximum price of $1.00. The amounts due under the 20% Notes are secured by assets of the Company pursuant to a security agreement.

During the year ended December 31, 2023, the Company issued 20% Notes with a face value of $468,250 and original issuance discounts of $93,250 for cash of $375,00. The holders received warrants to purchase 233,500 shares of the Company’s common stock and 468,250 incentive shares of the Company’s common stock. At December 31, 2023 and 2022, the balance of 20% notes was $468,250 and original issuance discounts were $85,000. Accrued interest totaled $1,727 at December 31, 2023.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the year ended December 31, 2023, the Company recognized $8,250 in interest expense from the amortization of original issuance discounts of the 20% Notes and $1,803 in amortization of incentive shares and $1,727 in accrued interest on the 20% Notes.

Convertible notes payable as of December 31, 2023 and 2022 are comprised of the following:

	December 31, 2023	December 31, 2022
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,973,000	$5,973,000
35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,062,000
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	468,250	-
Total	12,041,712	11,035,000
Less: unamortized discounts	-	(595,108)
Total	$12,041,712	$10,439,892
Less current portion	(12,041,712)	(10,439,892)
Long-term portion	$-	$-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

As a result of the issuance of the above convertible debt, the Company incurred approximately $527,051 in fees and commissions as well as $3,002,702 in original issuance discounts. Fees and discounts are deferred and amortized over the life of the related convertible note. During the years ended December 31, 2023 and 2022, the Company recognized a total of $281,712 and $1,894,500, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at December 31, 2023 and 2022 was $85,000 and $0, respectively.

NOTE 7— LEASES

Operating Leases

As a result of the adoption of ASC 842 on January 1, 2021, the Company recognized a lease liability which represents the present value of the remaining operating lease payments discounted using our incremental borrowing rate of 5.0%, and a right-of-use asset.

Operating leases consist of an office and a clinic location and have remaining terms of approximately 7 and 1 years, respectively, and both include options to extend the leases for additional periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially.

Maturities of the above lease liabilities are as follows as of December 31, 2023:

2024	$299,244
2025	596,223
2026	368,340
2027	377,442
Thereafter	1,452,951
Total Lease Payments	3,094,200
Less Interest	(352,437)
Total Lease Liabilities	$2,741,763
Less: Current Portion	(299,244)
Long-Term Liabilities	$2,442,519

Sale/Leaseback

On March 31, 2016, the Company entered into a lease of Marina Towers under a sale/leaseback transaction, via a 10-year absolute triple-net master lease agreement, to expire in 2026. The Company has two successive options to renew the lease for five-year periods on the same terms and conditions and did not have any residual interest or the option to repurchase the facility at the end of the lease term.

During October 2021, the Company, through the eighteenth judicial circuit court in Brevard County, Florda, received an order approving joint stipulation for alternative resolution to the Company’s real estate lease in Melbourne, Florida. The order terminated the Company’s use of floors three and four of the building immediately, while terminating its right to possession and use of floors three and five at December 31, 2021. The order also terminated the existing lease payment schedule, replacing it with the following:

●	Payment of $50,000 on October 12, 2021

●	The following rent installment payments:

I.	$200,000 by October 19, 2021
II.	$250,000 by November 15, 2021
III.	$306,166 by December 15, 2021
IV.	$275,000 by January 7, 2022
V.	$31,166 by January 15, 2022
VI.	$300,000 by February 8, 2022
VII.	$31,166 by February 15, 2022

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Upon receipt of the order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2023, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

Finance Leases

The Company adopted ASC 842 on January 1, 2021.

On May 31, 2018, the Company entered into a lease agreement for the use of equipment with 60 monthly payments of $2,112 payable through April 2023 with an effective interest rate of 5.00% per annum. The Company failed to make all payments as required under the lease agreement which resulted in the lender filing a complaint in the County Court of Brevard County, Florida (“Court”). In June 2023 the Court issued an order to the Company to return the equipment. The Company has accrued $19,473 to cover final payment and subsequently has reached an agreement to settle this debt for $9,000.

NOTE 8 — CAPITAL STOCK

Series A Preferred Convertible Stock

The Company is authorized to issue 40,000 shares, $0.01 par value Series A preferred stock.

Each share of the Series A preferred stock is convertible into 10,000 shares of common stock in the Company. The Series A 10% Convertible Preferred Stock shall have a 10% dividend rate and have preference in liquidation so that holders of Series A 10% Convertible Preferred Stock are paid in full prior to any payments to holders of common stock of the Corporation. The Series A 10% Convertible Preferred Stock shall be automatically converted into shares of common stock of the Corporation on the effective date of the Corporation’s S-1 filing with the Securities Exchange Commission.

In the second quarter of 2022, the Company issued 141 shares of Series A preferred stock with a par value of $0.01 per share and a purchase price of $6,750 per share to 15 investors for $1,057,200 which includes a 10% discount of $105,450 and cash of $951,750. The terms of these Series A issuances included a 10% share price discount and a 10% dividend. The Company paid $53,994 in fees to brokers related to these issuances.

In the second quarter of 2023, the Company sold 6 shares of Series A, 10% convertible preferred stock, with a par value of $0.01 per share and a purchase price of $7,500 per share to 1 investor for $50,000 which includes a 10% discount of $5,000 and cash of $45,000. The Company paid $0 in fees to brokers related to these issuances.

As of December 31, 2023, and 2022, the total Series A preferred shares outstanding were 147 and 141 shares, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Proposed Series B Preferred Convertible Stock

In the fourth quarter of 2023, contingent to a Qualified Financing occurring no later than November 30, 2023, the Company proposed the exchange of (i) all outstanding 10% Senior Secured Convertible Notes including accrued interest, (ii) all outstanding 35% Senior Secured Convertible Notes including accrued interest, (iii) all outstanding Promissory Notes including accrued interest, (iv) all outstanding Series A Preferred Convertible Stock including accrued dividends payable, and (v) all open trade payables, for shares of a newly proposed Series B preferred stock with an exchange value of $10 per share. The proposed exchange also included the exchange of all warrants to purchase common stock previously issued in conjunction with (i), (ii), (iii), and (iv) above for new warrants at a quantity calculated at 80% of the original face value of each of the notes and a holder’s initial investment in the Series A Preferred Convertible Stock. The proposed exchange agreements all stated that the proposed exchange would be null and void if the Company did not close a Qualified Financing by November 30, 2023. Since no such transaction took place by November 30, 2023, the proposed exchange did not occur.

Common stock

During the years ended December 31, 2023, and December 31, 2022, the Company did not issue any shares of its common stock.

In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2022, the Company was to issue 1,000,000 incentive shares of unrestricted common stock. In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2023, the Company was to issue 100,000 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. As of December 31, 2023, none of the incentive shares were issued and were recorded as a Common Share Payable current liability.

In the first quarter 2018, the Company and Steward Health Care System LLC (“Steward”) entered into a Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company issued five (5) million shares of common stock in exchange for cash proceeds of $7.5 million.

The Company agreed that, upon demand from Steward after the six month anniversary of the Closing Date, the Company shall use its reasonable best efforts to prepare and file with the SEC, a registration statement and such other documents as may be necessary in the advice of counsel for the Company, and use its commercially reasonable efforts to have such registration statement declared effective in order to comply with the provisions of the Securities Act of 1933, as amended, so as to permit the registered resale of the common shares.

In addition, the Company has agreed that, on or after April 1, 2022, upon ninety (90) days prior written notice, Steward may sell fifty percent (50%) of the common stock to the Company one-time during each of the following two (2) calendar years thereafter at a price equal to the purchase price under the Purchase Agreement pro-rated for the number of shares being purchased. Notwithstanding the foregoing, the put option shall automatically terminate and be of no further force and effect in the event the market capitalization (as defined in the Purchase Agreement) of the Company is equal to or more than $100,000,000 at any time after the date of the Purchase Agreement. The put option was eliminated as part of the final bankruptcy decree (see Note 13).

NOTE 9 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

On March 14, 2012, we adopted our 2011 Incentive Stock Plan (the “2011 Plan”), pursuant to which 500,000 shares of our Common Stock are reserved for issuance as awards to employees, directors, officers, consultants, and other service providers of our Company and its subsidiaries (an “Optionee”). The term of the 2011 Plan is ten years from January 6, 2012, its effective date. On December 29, 2023, by resolution, the Company’s Board of Directors formally terminated the 2011 Plan.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted shares units issued as of December 31, 2021	1,357,308
Granted	—
Forfeited	—
Restricted shares units issued as of December 31, 2022	1,357,308
Granted	—
Forfeited	—
Total Restricted Shares Issued at December 31, 2023	1,357,308

During the years ended December 31, 2023 and December 31, 2022, the Company granted 0 performance-based, restricted stock units.

As of December 31, 2023, stock-based compensation related to restricted stock awards of $0 remains unamortized.

Warrants

The Company issued 4,210,960 and 527,731 warrants in 2023 and 2022 respectively to employees, consultants, and in connection with debt issuances. In the years ended December 31, 2023 and 2022, the issued warrants had an estimated fair value of $1,672 and $164,196, on the date of issuance, respectively.

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2021:	7,035,473
Issued	4,210,960
Exercised	—
Expired	—
Outstanding at December 31, 2022:	11,246,433
Issued	527,731
Exercised	—
Expired	—
Outstanding at December 31, 2023:	11,774,164

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employee employment contracts

The Company, from time to time, enters into employment contracts with its healthcare providers. These contracts are generally for a three (3) year term; may be terminated for “Cause,” as defined therein; include customary provisions for restrictive covenants; and provide for compensation that is derived from the revenue generated by work performed by the healthcare providers.

Litigations, Claims and Assessments

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business including potential disputes with patients. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our healthcare providers.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition, and results of operations.

On May 31, 2018, the Company entered into a lease agreement for the use of equipment with 60 monthly payments of $2,112 payable through April 2023 with an effective interest rate of 5.00% per annum. The Company failed to make all payments as required under the lease agreement which resulted in the lender filing a complaint in the County Court of Brevard County, Florida (“Brevard Court”). In June 2023 the Brevard Court issued an order to the Company to return the equipment. The lender subsequently liquidated the equipment from which the proceeds were netted against the total claim. On January 25, 2024, the Brevard Court granted a $19,473 judgement in favor of the lessor of an equipment lease. In March 2024, the Company and the creditor have negotiated a revised settlement amount of $9,000.

On September 20, 2021, GMR Melbourne, LLC (“GMR”) filed a complaint in The Eighteenth Judicial Circuit Court in Brevard County, Florda for breach of contract as it relates to a facilities Lease Agreement entered into in March 2017, claiming the Company defaulted on the lease payments totaling $1,455,095. During October 2021, the Company, through The Eighteenth Judicial Circuit Court in Brevard County, Florda, received an order approving joint stipulation for alternative resolution to the Company’s real estate lease in Melbourne, Florida. The order terminated the Company’s use of floors three and four of the building immediately, while terminating its right to possession and use of floors three and five at December 31, 2021. The order also replaced the existing lease payment schedule with a series of eight payments to be completed by February 15, 2022. Upon receipt of the order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2023, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

On May 11, 2023, Coastal Neurology, Inc. (“Coastal”) filed a complaint in The Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida, for breach of contract as it relates to an Escrow Agreement and a failure to pay Coastal $100,000, seeking damages, costs, and interest. The Company asserts that no funds were required to be deposited under the escrow agreement, and that the escrow agreement is not valid and enforceable under Florida law.

At December 7, 2023, the Company received correspondence from attorneys retained by CBL & Associates Properties, Inc. (“CBL”) as it relates to the collection of remaining lease payments plus collection costs on a care facility Lease Agreement where the Company vacated the premises on August 24, 2022, and defaulted on the remaining lease payments totaling $66,999. The total amount being sought by the collection attorney including collection costs is $84,051 which is accrued by the company The Company is working to reach a settlement with CBL.

On May 31, 2023, MBABJB Holdings Family Limited Partnership (“MBAB”) filed a complaint in The Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida for breach of contract as it relates to a facilities Lease Agreement entered into on January 4, 2017, claiming the Company defaulted on the lease payments totaling $87,350. On August 24, 2023, the plaintiffs filed a motion for a summary judgment to Default. At December 12, 2023, the Plaintiff’s motion was granted for the sum of $102,884 including attorney fees and costs which is accrued by the company.

On June 15, 2020, Ackerman, LLP was engaged by the Company to represent the Company in its bankruptcy filing and proceedings. Ackerman was awarded fees by the court totaling $548,000, inclusive of a payment plan. The Company defaulted on the payment plan obligation and as a result, Ackerman filed a motion for summary judgment for the unpaid fees. The motion was granted by the court. The Company was able to partially satisfy the judgment, however, $203,115 of these legal fees remain unpaid.

The Company is named as a defendant in several employment related matters primarily resulting from unpaid wages following restructuring related staff reductions and terminations, the majority of the cases have been settled and paid directly or through DOL minimum wage collection and distribution to hourly employees.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 - INCOME TAXES

The following is a breakdown of the loss before the provision for income taxes:

	Year Ended December 31,
	2023	2022
Loss before provision for income taxes	$(8,171,232)	$(9,943,702)

The Company has not filed federal or state tax returns and has not recorded any impacts to its deferred tax amounts carried on the balance sheet for any years after the calendar year ended December 31, 2019. As a result, the deferred tax amounts carried on the balance sheets as of December 31, 2023 and December 31, 2022 have remained unchanged.

	Year ending December 31,
	2023	2022
Current
Federal	$—	$—
State	—	—
Total current	—	—

Deferred
Federal	(1,853,757)	(1,853,757)
State	(189,451)	(189,451)
Total deferred	(2,043,708)	(2,043,708)
Change in valuation allowance	2,043,708	2,043,708
Total income tax expense/(benefit)	$—	$—

The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be fully realized and, accordingly, has provided a valuation allowance as of December 31, 2023 and 2022.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740,”Income Taxes”. Deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws on the date of enactment.

The Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
NOL Carryforward	$6,391,691	$6,391,691
AMT Credit	111,950	111,950
Fixed assets and intangibles	—	—
Stock Compensation	—	—
Accruals and other	—	—
Total deferred tax assets	$6,503,641	6,503,641
Valuation allowance	(6,391,641)	(6,391,641)
Net deferred tax asset	$111,950	$111,950

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Net operating losses and tax credit carryforwards as of December 31, 2023, are as follows:

Amount
Net operating losses, federal & state	$6,391,691

The net operating loss and tax credit carryforwards was last calculated upon the filing of the Company’s 2019 Federal tax returns. Subsequent returns have not been filed as of the date of this report due to ongoing liquidity constraints. The Company has only experienced additional operating losses in the fiscal periods since 2019.

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has not conducted a study to-date to assess whether a limitation would apply under Section 382 of the Internal Revenue Code as and when it starts utilizing its net operating losses and tax credits. The Company will continue to monitor activities in the future. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023, and 2022, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023. The Company is not currently aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NOTE 12 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of December 31, 2023 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the fiscal year ended December 31, 2023, the Company experienced operating losses of approximately $8.2 million and corresponding cash outflows from operations of $6.8 million. This performance reflected challenges in operating and restructuring the company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2023 financial statements included in this filing.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 13 – BANKRUPTCY

On June 15, 2020 (the “Petition Date”), the Company, First Choice Healthcare Solutions, Inc., and its wholly owned subsidiaries, First Choice Medical Group of Brevard, LLC, FCID Medical, Inc., and Marina Towers, LLC (collectively, the “Debtors”), filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). As of the Petition Date, the Debtors were defendants in multiple lawsuits. The main goals of the Debtors in filing Bankruptcy was to confirm a plan of reorganization assuring a fair distribution of the Debtors’ assets to its creditors, attempt to bring as many assets in the form of settlements with the Debtors’ various claimants into the estate, and also establish a claims resolution process to resolve the securities arbitration and litigation claims in a fair and cost-effective manner.

The Debtors Amended Joint Plan of Bankruptcy Under Chapter 11 of the United States Bankruptcy Code (the “Plan”) was confirmed by the Bankruptcy Court on February 23, 2021 and became effective on April 28, 2022, the date on which the Company emerged from bankruptcy (the “Effective Date”). The Company installed a new board of directors, with the operations of the Debtors continuing to be overseen by the Debtors existing executive officers.

The Company did not experience an ownership change under Section 382 of the Internal Revenue Code (the “Code”). and believe the total available and utilizable net operating loss (“NOL”) at December 31, 2023 is approximately $6.4 million with was no limit under Section 382 of the Code on the use as of December 31, 2023 (see Note 11: Federal Income Taxes to the consolidated financial statements in Item 8 of this Annual Report on 10-K).

Due to there being no change to the equity interests in the Company as a result of the Bankruptcy, the criteria for applying fresh-start reporting on emergence were not met.

In connection with the Plan becoming effective, among other things:

●	The Debtors were approved to fund distributions under the Plan with a capital raise in an amount of up to $2,500,000 with an overallotment amount of an additional $500,000, for an aggregate of $3,000,000 million dollars through the insurance of secured convertible promissory notes (“Secured Convertible Notes”) issued at an original issue discount of 10%. The Secured Convertible Notes are due two years from the date of issuance, accrue interest at a rate of 10% per annum to be paid quarterly either in cash or in shares of the Company’s common stock, as determined by the Debtor, secured by a first priority lien on all Debtor assets other than those already subject to first priority liens.

Principal and accrued interest is to be converted on or before the maturity date into shares of Debtor common stock issued its next common stock offering in an aggregate amount of at least $10,000,000 (“Qualified Financing”). The number of shares of Common Stock issuable upon conversion of each Note in a Qualified Financing shall be equal to (i) the amount of principal and accrued interest, divided by (ii) the lessor of 75% of the price per share of common stock paid by other investors for a majority of the common stock issued in the Qualified Financing or seventy-five cents ($0.75).

Each Secured Convertible Note holder will also receive 5-Year warrants (“Warrants”) to purchase shares of the Company’s common stock in an amount equal to 50% of the face value of its Secured Convertible Note. The Warrants will be exercisable upon the consummation of a Qualified Financing, five-year term and a cash exercise provision. The exercise price of the Warrants are equal to 93.75% of the per share price of common stock sold to third-party investors in the Qualified Financing.

●	FCHS was approved to sell $124,195 in accounts receivable and certain property.

●	FCHS was approved the rejection of two satellite clinic location leases in Melbourne, Florida and Merritt Island, Florida and to sublease an entire floor of its Melbourne Florida corporate headquarters. All other unexpired real estate leases were not rejected.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

●	The Bankruptcy Court rejected a 2018 stock purchase agreement with Stewart Health Care System, LLC (“Stewart”), whereby, Stewart held a $7,500,000 put option to require the repurchase of the Company’s common stock.

The Plan provided for the following debtor classes of claims and settlement terms:

Class 1 – Priority Claims / Taxing Authorities, includes taxing authorities claims, including but not limited to an Allowed Claim of the Internal Revenue Service. Class 1 claims are deemed to be allowed priority claims to be paid in full in three equal quarterly cash installments, commencing on the first day of the first month following the effective date of the Plan, over a period of nine months, with interest.

Class 2 – Secured Claims (Equipment), includes claims from the financing of medical equipment and are deemed allowed secured claims, to be paid in full in two equally installment payments. The first installment payment due within forty-five days after the effective date of the Plan and the second and final installment payment shall be made within ninety days after the effective date of the Plan.

Class 3 – General Unsecured Claims holders are to receive distributions equal to their pro rata share of $500,000, with plan interest, payable within ninety (90) days from the effective date of the Plan.

Class 4 – Ongoing Trade Claims are those that are allowed at the election of the Debtor and are to be paid in full in two equal installment payments. The first installment payment will occur within ninety days after the effective date of the Plan and the second and final installment payment shall be made within one hundred-fifty days after the effective date of the Plan.

Class 5 – Class Action Claims are to be settled through the establishment of a settlement fund (the “Settlement Fund”) in the amount of $1 million, to be contributed from the Debtors director and officer liability insurance policy provider. Accordingly, the Debtors accepted a settlement of a putative class action lawsuit by a group of its shareholders that was pending in the United States District Court for the Middle District of Florida. Class 5 consists of individuals or entities which purchased or otherwise acquired Debtor common stock between April 1, 2014, and November 14, 2018. The class action lawsuit was settled through an insurance claim in the amount of $1,000,000 not requiring any monetary settlement by the Company.

Additionally, prior to the effective date of the Plan, the Debtor agreed to the payment of $79,518 as settlement of a complaint filed in the Middle District of Florida alleging securities law violations, breaches of fiduciary duties, and unjust enrichment by certain current or former officers and directors of the Debtor.

Class 6- Truist PPP Loan Claim Class contains all claims related to the Debtors’ Payroll Protection Loans in the of $1,387,599, anticipated to be forgiven in accordance with SBA regulations with no distribution of Plan assets.

Class 7 – Equity Interests, permits Debtors equity to be retained in the same proportion existing as of the Petition Date.

As a result of the above, the Company was relieved of approximately $4,098,541 in book value and $25,350,151 in litigation approved value of general unsecured claims for total payments of $500,000, resulting in the recognition of a total gain on discharge of prepetition liabilities of $2,203,581, with $32,157 and $2,174,424 being recognized in the years ended December 31, 2022 and December 31, 2021, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 14 – UNAUDITED QUARTERLY DATA

Explanatory Note:

The Company is providing quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within years ended December 31, 2023 and 2022 in order to comply with SEC requirements.

	Three months ended
	December 31,	September 30,	June 30,	March 31,
($ in dollars, except per share data)	2023	2023	2023	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$43,435	$12,556	$58,832	$(84,838)
Operating loss	$47,173	$(648,256)	$(783,047)	$(1,083,051)
Net (loss) income from continuing operations	$(467,417)	$(3,027,807)	$(2,654,957)	$(2,021,051)
Net (loss) income	$(467,417)	$(3,027,807)	$(2,654,957)	$(2,021,051)
Preferred stock dividends	$(23,209)	$(23,208)	$(22,721)	$(21,594)
Net (loss) income applicable to common shares	$(490,626)	$(3,051,015)	$(2,677,678)	$(2,042,645)

Net (loss) income per common share – basic	$(0.01)	$(0.09)	$(0.08)	$(0.06)
Net (loss) income per common share – diluted	$(0.01)	$(0.09)	$(0.08)	$(0.06)

Weighted average number of common shares outstanding – basic	32,958,288	32,958,288	32,958,288	32,958,288

	Three months ended
($ in dollars, except per share data)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$144,084	$243,284	$444,510	$237,101
Operating loss	$783,419	$2,034,426	$2,596,564	$2,782,766
Net (loss) income from continuing operations	$(639,335)	$(1,791,142)	$(2,152,054)	$(2,545,665)
Net (loss) income	$(1,074,953)	$(2,369,419)	$(2,888,399)	$(3,610,931)
Preferred stock dividends	$(22,074)	$(22,119)	$(9,719)	$-
Net (loss) income applicable to common shares	$(1,097,027)	$(2,391,538)	$(2,898,118)	$(3,610,931)

Net (loss) income per common share – basic	$(0.03)	$(0.07)	$(0.09)	$(0.11)
Net (loss) income per common share – diluted	$(0.03)	$(0.07)	$(0.09)	$(0.11)

Weighted average number of common shares outstanding – basic	32,958,288	32,958,288	32,958,288	32,958,288

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The quarterly balance sheets are as follows:

(in dollars)	As of September 30, 2023	As of June 30, 2023	As of March 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,470	$6,658	$12,368
Accounts receivable, net	92,747	121,023	383,146
Other current assets	100,576	174,115	310,078
Total Current Assets	194,793	301,796	705,593

Property and equipment, net	191,801	314,179	360,197
Operating lease right-of-use assets	2,536,408	2,634,063	4,348,838
Other long term assets	89,991	89,991	-
Deferred tax assets	111,949	111,949	111,949
Total Assets	$3,124,942	$3,451,978	$5,526,577

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	9,241,859	9,259,754	10,039,310
Accrued expenses and other current liabilities	547,591	524,104	499,915
Notes payable, current portion	16,222,107	220,962	220,962
Convertible notes payable, net of original issue discount and deferred financing costs	-	14,185,264	11,395,155
Current maturities of long term lease obligations	315,075	330,699	474,446
Paycheck Protection Program	1,283,624	1,283,624	1,283,624
Total Current Liabilities	27,610,256	25,804,407	23,913,412

Notes payable, non-current portion	-	-	-
Long-term lease obligations	2,519,859	2,594,793	3,951,597
Deferred tax liability	52,758	52,608	51,441
Temporary Equity	969,706	-	35,000
Total Liabilities	31,152,579	28,451,808	27,951,450

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 1,000,000 shares authorized:
Series A Convertible Preferred stock; $0.01 par value, 147 issued and outstanding	1	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at December 31, 2022 and 2021, respectively	32,958	32,958	32,958
Additional paid-in capital	35,404,995	35,404,995	35,324,995
Accumulated (deficit) earnings	(63,465,591)	(60,437,784)	(57,782,827)
Total Stockholders’ Equity (Deficit)	(28,027,637)	(24,999,830)	(22,424,873)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,124,942	$3,451,978	$5,526,577

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(in dollars)	As of September 30, 2022	As of June 30, 2022	As of March 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,172	$6,270	$22,137
Accounts receivable, net	296,565	309,217	292,783
Other current assets	369,248	377,813	402,838
Total Current Assets	669,985	693,300	717,758

Property and equipment, net	572,729	596,322	619,912
Operating lease right-of-use assets	4,611,591	4,740,318	4,867,648
Other long term assets	-	-	-
Deferred tax assets	111,949	111,949	111,949
Total Assets	$5,966,254	$6,141,889	$6,317,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	8,262,160	6,636,305	5,719,266
Accrued expenses and other current liabilities	305,760	279,687	261,268
Notes payable, current portion	241,398	244,147	327,006
Convertible notes payable, net of original issue discount and deferred financing costs	10,717,899	10,273,343	9,465,409
Current maturities of long term lease obligations	476,790	466,930	457,192
Paycheck Protection Program	1,283,624	1,283,624	1,283,624
Total Current Liabilities	21,287,631	19,184,036	17,513,765

Notes payable, non-current portion	-	-	-
Long-term lease obligations	4,010,631	3,929,764	3,849,897
Deferred tax liability	-	-	-
Temporary Equity	-	7,500,000	7,500,000
Total Liabilities	25,298,262	30,613,800	28,863,662

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 1,000,000 shares authorized:
Series A Convertible Preferred stock; $0.01 par value, 147 issued and outstanding	1	1	-
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at December 31, 2022 and 2021, respectively	32,958	32,958	32,958
Additional paid-in capital	35,321,856	27,812,533	26,849,651
Accumulated (deficit) earnings	(54,686,823)	(52,317,403)	(49,429,004)
Total Stockholders’ Equity (Deficit)	(19,332,008)	(24,471,911)	(22,546,395)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,966,254	$6,141,889	$6,317,267

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company’s quarterly statement of operations are as follows:

	Three months ended	Three months ended	Three months ended	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
(in dollars, except per share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues, net of discounts	$43,435	$12,556	$58,832	$(84,838)
Cost of revenues	-	-	-	-
Gross profit	43,435	12,556	58,832	(84,838)

Operating Expenses
Compensation expense	(275,220)	171,795	171,213	186,056
Selling, general and administrative expenses	296,782	388,275	695,482	806,032
Loss on sale of assets	(25,300)	100,742	(24,816)	6,125
Amortization of intangible assets	-	-	-	-
Total operating expenses	(3,738)	660,812	841,879	998,213
Operating (loss) income	47,173	(648,256)	(783,047)	(1,083,051)

Other (Expense) Income
Interest (expense) income	(729,796)	(2,379,551)	(1,871,910)	(938,000)
Amortization of deferred financing costs and debt discount	-	-	-	-
Other (expense) income	215,206	-	-	-
Total other (expense) income	(514,590)	(2,379,551)	(1,871,910)	(938,000)
(Loss) income before (benefit)provision for income taxes	(467,417)	(3,027,807)	(2,654,957)	(2,021,051)
(Benefit) provision for income taxes	-	-	-	-

Net (loss) income	(467,417)	(3,027,807)	(2,654,957)	(2,021,051)
Preferred stock dividends	(23,209)	(23,208)	(22,721)	(21,594)
Net (loss) income attributable to common shareholders	(490,626)	(3,051,015)	(2,677,678)	(2,042,645)

Continuing operations loss per common share:
Basic and diluted	$(0.01)	$(0.09)	$(0.08)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

	Three months ended	Three months ended	Three months ended	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
(in dollars, except per share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues, net of discounts	$144,084	$243,284	$444,510	$237,101
Cost of revenues	-	-	-	-
Gross profit	144,084	243,284	444,510	237,101

Operating Expenses
Compensation expense	78,065	1,007,175	1,394,775	1,985,750
Selling, general and administrative expenses	622,795	1,027,251	1,201,789	766,438
Loss on sale of assets	82,559	-	-	30,578
Amortization of intangible assets	-	-	-	-
Total operating expenses	783,419	2,034,426	2,596,564	2,782,766
Operating (loss) income	(639,335)	(1,791,142)	(2,152,054)	(2,545,665)

Other (Expense) Income
Interest (expense) income	(1,296,563)	(578,304)	(768,502)	(1,065,473)
Amortization of deferred financing costs and debt discount	-	-	-	-
Other (expense) income	860,945	27	32,157	207
Total other (expense) income	(435,618)	(578,277)	(736,345)	(1,065,266)
(Loss) income before (benefit)provision for income taxes	(1,074,953)	(2,369,419)	(2,888,399)	(3,610,931)
(Benefit) provision for income taxes	-	-	-	-

Net (loss) income	(1,074,953)	(2,369,419)	(2,888,399)	(3,610,931)
Preferred stock dividends	(22,074)	(22,119)	(9,719)	-
Net (loss) income attributable to common shareholders	$(1,097,027)	$(2,391,538)	$(2,898,118)	$(3,610,931)

Continuing operations loss per common share:
Basic and diluted	$(0.03)	$(0.07)	$(0.09)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company’s year-to-date statement of operations are as follows:

	Nine months ended	Six months ended	Three months ended
	September 30,	June 30,	March 31,
	2023	2023	2023
(in dollars, except per share data)	(unaudited)	(unaudited)	(unaudited)

Revenues, net of discounts	$(13,450)	$(26,006)	$(84,838)
Cost of revenues	-	-	-
Gross profit	(13,450)	(26,006)	(84,838)

Operating Expenses
Compensation expense	529,064	357,269	186,056
Selling, general and administrative expenses	1,889,789	1,501,514	806,032
Loss on sale of assets	82,051	(18,691)	6,125
Amortization of intangible assets	-	-	-
Total operating expenses	2,500,904	1,840,092	998,213
Operating (loss) income	(2,514,354)	(1,866,098)	(1,083,051)

Other (Expense) Income
Interest (expense) income	(5,189,461)	(2,809,910)	(938,000)
Amortization of deferred financing costs and debt discount	-	-	-
Other (expense) income	-	-	-
Total other (expense) income	(5,189,461)	(2,809,910)	(938,000)
(Loss) income before (benefit)provision for income taxes	(7,703,815)	(4,676,008)	(2,021,051)
(Benefit) provision for income taxes	-	-	-

Net (loss) income	(7,703,815)	(4,676,008)	(2,021,051)
Preferred stock dividends	(67,523)	(44,315)	(21,594)
Net (loss) income attributable to common shareholders	(7,771,338)	(4,720,323)	(2,042,645)

Continuing operations loss per common share:
Basic and diluted	$(0.24)	$(0.14)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

	Nine months ended	Six months ended	Three months ended
	September 30,	June 30,	March 31,
	2022	2022	2022
(in dollars, except per share data)	(unaudited)	(unaudited)	(unaudited)

Revenues, net of discounts	$924,895	$681,611	$237,101
Cost of revenues	-	-	-
Gross profit	924,895	681,611	237,101

Operating Expenses
Compensation expense	4,387,700	3,380,525	1,985,750
Selling, general and administrative expenses	2,995,478	1,968,227	766,438
Loss on sale of assets	30,578	30,578	30,578
Amortization of intangible assets	-	-	-
Total operating expenses	7,413,756	5,379,330	2,782,766
Operating (loss) income	(6,488,861)	(4,697,719)	(2,545,665)

Other (Expense) Income
Interest (expense) income	(2,412,279)	(1,833,975)	(1,065,473)
Amortization of deferred financing costs and debt discount	-	-	-
Other (expense) income	32,391	32,364	207
Total other (expense) income	(2,379,888)	(1,801,611)	(1,065,266)
(Loss) income before (benefit) provision for income taxes	(8,868,749)	(6,499,330)	(3,610,931)
(Benefit) provision for income taxes	-	-	-

Net (loss) income	(8,868,749)	(6,499,330)	(3,610,931)
Preferred stock dividends	(31,838)	(9,719)	-
Net (loss) income attributable to common shareholders	$(8,900,587)	(6,509,049)	(3,610,931)

Continuing operations loss per common share:
Basic and diluted	$(0.27)	$(0.20)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company’s statement of cash flows are as follows:

	Three months ended	Three months ended	Three months ended	Three months ended
	December 31,	September 30,	June 30,	March 31,
($ in dollars)	2023	2023	2023	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(467,417)	$(3,027,807)	$(2,654,957)	$(2,021,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,682	8,681	13,766	13,676
Loss on disposition of assets	89,991	-	17,252	82,624
Amortization of debt discount	8,250	74,275	919,348	427,513
Amortization of deferred financing costs	166,918	-	(89,991)	-
Share-based compensation	-	-	(35,000)	35,000
Preferred dividends - accrued	23,208	23,208	22,722	21,594
Provision for bad debts	3,216	3,194	11,237	23,866
Changes in operating assets and liabilities:
Accounts receivable	(2,913)	25,082	250,886	908,989
Other current assets	(106,055)	(307)	25,194	3,242
(Increase) decrease in leased assets	99,050	97,655	1,714,775	132,607
Accounts payable and accrued liabilities	(1,447,249)	(17,895)	(744,556)	367,550
(Increase) decrease in lease liabilities	(93,169)	(90,559)	(1,500,550)	(119,220)
Net cash provided by (used in) operating activities	$(1,717,488)	$(2,904,472)	$(2,049,875)	$(123,610)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	113,697	15,000	18,000
Purchase of property and equipment	(79,124)	-	-	(3,794)
Net cash (used in) provided by investing activities	$(79,124)	$113,697	$15,000	$14,206

Cash flows from financing activities:
Payments on notes payable	-	-	-	(173,764)
Proceeds from issuance of convertible notes	1,807,749	2,785,586	1,984,166	288,316
Proceeds from sale of preferred stock	-	-	45,000	-
Net cash provided by (used in) financing activities	$1,807,749	$2,785,587	$2,029,165	$114,552

Net change in cash	11,137	(5,188)	(5,710)	5,148
Cash, beginning of period	1,469	6,657	12,367	7,219
Cash, end of period	$12,606	$1,469	$6,657	$12,367

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$93,250	$-	$-	$258,462
Warrants issued for debt discount	-	-	-	1,672
Common shares issued for convertible notes - inducement	$1,803	$-	$-	$900

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

	Nine months ended	Six months ended	Three months ended
	September 30,	June 30,	March 31,
($ in dollars)	2023	2023	2023
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,703,815)	$(4,676,008)	$(2,021,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	36,123	27,442	13,676
Loss on disposition of assets	99,876	99,876	82,624
Amortization of debt discount	1,421,136	1,346,861	427,513
Amortization of deferred financing costs	(89,991)	(89,991)	-
Share-based compensation	-	-	35,000
Preferred dividends - accrued	67,524	44,316	21,594
Provision for bad debts	38,297	35,103	23,866
Changes in operating assets and liabilities:
Accounts receivable	1,184,957	1,159,875	908,989
Other current assets	28,129	28,436	3,242
(Increase) decrease in leased assets	1,945,037	1,847,382	132,607
Accounts payable and accrued liabilities	(394,901)	(377,006)	367,550
(Increase) decrease in lease liabilities	(1,710,329)	(1,619,770)	(119,220)
Net cash provided by (used in) operating activities	$(5,077,957)	$(2,173,485)	$(123,610)

Cash flows from investing activities:
Proceeds from sale of fixed assets	146,697	33,000	18,000
Purchase of property and equipment	(3,794)	(3,794)	(3,794)
Net cash (used in) provided by investing activities	$142,903	$29,206	$14,206

Cash flows from financing activities:
Payments on notes payable	(173,764)	(173,764)	(173,764)
Proceeds from issuance of convertible notes	5,058,068	2,272,480	288,316
Proceeds from sale of preferred stock	45,000	45,000	-
Net cash provided by (used in) financing activities	$4,929,304	$2,143,717	$114,552

Net change in cash	(5,750)	(562)	5,148
Cash, beginning of period	7,219	7,219	7,219
Cash, end of period	$1,469	$6,657	$12,367

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$258,462	$258,462	$258,462
Warrants issued for debt discount	1,672	1,672	1,672
Common shares issued for convertible notes - inducement	$900	$900	$900

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

	Three months ended	Three months ended	Three months ended	Three months ended
	December 31,	September 30,	June 30,	March 31,
($ in dollars)	2022	2022	2022	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,074,953)	$(2,369,419)	$(2,888,399)	$(3,610,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,466	23,593	23,591	21,912
Loss on disposition of assets	82,560	-	-	30,578
Accretion of debt modification	-	-	-	12,259
Amortization of debt discount	63,836	(82,882)	361,861	1,151,160
Amortization of warrants issued for debt discount	4,623	-	-	188,608
Amortization of debt discount	3,000	60,090	-	7,006
Share-based compensation	-	625	1,125	2,438
Preferred dividends - accrued	22,074	22,118	9,719	-
Provision for bad debts	90,472	(151,363)	57,204	136,817
Changes in operating assets and liabilities:
Accounts receivable	(1,109,908)	164,015	(73,638)	15,954
Other current assets	240,544	8,565	25,025	(20,676)
(Increase) decrease in leased assets	130,146	128,726	127,331	122,190
Accounts payable and accrued liabilities	1,401,020	1,625,855	917,039	1,158,232
(Increase) decrease in lease liabilities	57,840	90,727	89,603	(696,698)
Net cash provided by (used in) operating activities	$(69,280)	$(479,350)	$(1,349,539)	$(1,481,151)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-	(80,680)
Net cash (used in) provided by investing activities	$-	$-	$-	$(80,680)

Cash flows from financing activities:
Payments on notes payable	(2,672)	(62,749)	(82,859)	(712,177)
Proceeds from issuance of convertible notes	75,000	540,000	464,781	2,289,000
Proceeds from sale of preferred stock	-	-	951,750	-
Net cash provided by (used in) financing activities	$72,328	$477,251	$1,333,672	$1,576,823

Net change in cash	3,048	(2,099)	(15,867)	14,992
Cash, beginning of period	4,171	6,270	22,137	7,145
Cash, end of period	$7,219	$4,171	$6,270	$22,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Reverse temporary equity for bankruptcy	$-	$7,500,000	$-	$-
Convertible notes exchanged	-	210,000	-	165,000
Fixed asset purchased under capital lease	-	403,846	-	2,954,156
Note Payable addition from DFC	15,000	3,954	-	226,000
Note Payable addition from OID	48,462	-	199,231	1,180,461
Warrants issued for debt discount	1,467	8,698	10,008	144,023
Common shares issued for convertible notes - inducement	$1,662	$-	$8,700	$37,542

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

	Nine months ended	Six months ended	Three months ended
	September 30,	June 30,	March 31,
($ in dollars)	2022	2022	2022
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(8,868,749)	$(6,499,330)	$(3,610,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	69,096	45,503	21,912
Loss on disposition of assets	30,578	30,578	30,578
Accretion of debt modification	12,259	12,259	12,259
Amortization of debt discount	1,430,139	1,513,021	1,151,160
Amortization of warrants issued for debt discount	188,608	188,608	188,608
Amortization of debt discount	67,096	7,006	7,006
Share-based compensation	4,188	3,563	2,438
Preferred dividends - accrued	31,837	9,719	-
Provision for bad debts	42,658	194,021	136,817
Changes in operating assets and liabilities:
Accounts receivable	106,331	(57,684)	15,954
Other current assets	12,914	4,349	(20,676)
(Increase) decrease in leased assets	378,247	249,521	122,190
Accounts payable and accrued liabilities	3,701,126	2,075,271	1,158,232
(Increase) decrease in lease liabilities	(516,368)	(607,095)	(696,698)
Net cash provided by (used in) operating activities	$(3,310,040)	$(2,830,690)	$(1,481,151)

Cash flows from investing activities:
Purchase of property and equipment	(80,680)	(80,680)	(80,680)
Net cash (used in) provided by investing activities	$(80,680)	$(80,680)	$(80,680)

Cash flows from financing activities :
Payments on notes payable	(857,785)	(795,036)	(712,177)
Proceeds from issuance of convertible notes	3,293,781	2,753,781	2,289,000
Proceeds from sale of preferred stock	951,750	951,750	-
Net cash provided by (used in) financing activities	$3,387,746	$2,910,495	$1,576,823

Net change in cash	(2,974)	(875)	14,992
Cash, beginning of period	7,145	7,145	7,145
Cash, end of period	$4,171	$6,270	$22,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of cash flow information:
Reverse temporary equity for bankruptcy	$7,500,000	$-	$-
Convertible notes exchanged	375,000	165,000	165,000
Fixed asset purchased under capital lease	3,358,002	2,954,156	2,954,156
Note Payable addition from DFC	229,954	226,000	226,000
Note Payable addition from OID	1,379,692	1,379,692	1,180,461
Warrants issed for debt discount	162,729	154,031	144,023
Common shares issued for convertible notes - inducement	$46,242	$46,242	$37,542

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company’s statement of changes in stockholders’ equity are as follows:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

TWO YEARS ENDED DECEMBER 31, 2023

(in dollars)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	32,958,288	$32,958	141	$1	$35,323,323	$(55,761,775)	$(20,405,493)
Stock based compensation	—	—	—	—	—	—	—
Warrants issued for debt discount	—	—	—	—	1,672	—	1,672
Proceeds from issuance of Preferred stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,021,051)	(2,021,051)
Balance, March 31, 2023	32,958,288	$32,958	141	$1	$35,324,995	$(57,782,826)	$(22,424,873)
Stock based compensation	—	—	—	—	35,000	—	35,000
Warrants issued for debt discount	—	—	—	—	—	—	—
Proceeds from issuance of Preferred stock	—	—	6	—	45,000	—	45,000
Net loss	—	—	—	—	—	(2,654,957)	(2,654,957)
Balance, June 30, 2023	32,958,288	$32,958	147	$1	35,404,995	$(60,437,783)	(24,999,830)
Stock based compensation	—	—	—	—	—	—	—
Warrants issued for debt discount	—	—	—	—	—	—	—
Proceeds from issuance of Preferred stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,027,807)	(3,027,807)
Balance, September 30, 2023	32,958,288	$32,958	147	$1	$35,404,995	$(63,465,590)	$(28,027,637)
Stock based compensation	—	—	—	—	(35,000)	—	(35,000)
Warrants issued for debt discount	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(467,417)	(467,417)
Balance, December 31, 2023	32,958,288	$32,958	147	$1	$35,369,995	$(63,933,007)	$(28,530,053)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THE YEAR ENDED DECEMBER 31, 2022

(in dollars)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	32,958,288	$32,958	—	$—	$26,703,190	$(45,818,073)	$(19,081,925)
Stock based compensation	—	—	—	—	2,438	—	2,438
Warrants issued for debt discount	—	—	—	—	144,023	—	144,023
Proceeds from issuance of Preferred stock	—	—	—	—	—	—	—
Adjust Steward (Bankruptcy) Settlement	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,610,931)	(3,610,931)
Balance, March 31, 2022	32,958,288	$32,958	—	$—	$26,849,651	$(49,429,004)	$(22,546,395)
Stock based compensation	—	—	—	—	1,127	—	1,127
Warrants issued for debt discount	—	—	—	—	10,008	—	10,008
Proceeds from issuance of Preferred stock	—	—	141	1	951,748	—	951,748
Adjust Steward (Bankruptcy) Settlement	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,888,399)	(2,888,399)
Balance, June 30, 2022	32,958,288	$32,958	141	$1	$27,812,534	$(52,317,403)	$(24,471,911)

Stock based compensation	—	—	—	—	624	—	624
Warrants issued for debt discount	—	—	—	—	8,698	—	8,698
Proceeds from issuance of Preferred stock	—	—	—	—	7,500,000	—	7,500,000
Net loss	—	—	—	—	—	(2,369,419)	(2,369,419)
Balance, September 30, 2022	32,958,288	$32,958	141	$1	$35,321,856	$(54,686,822)	$(19,332,008)

Stock based compensation	—	—	—	—	—	—	—
Warrants issued for debt discount	—	—	—	—	1,467	—	1,467
Proceeds from issuance of Preferred stock	—	—	—	—	—	—	—
Adjust Steward (Bankruptcy) Settlement	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,074,953)	(1,074,953)
Balance, December 30, 2022	32,958,288	$32,958	141	$1	$35,323,323	$(55,761,775)	$(20,405,493)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 15 – SUBSEQUENT EVENTS

On January 1, 2024, Phillip Keller, the Company’s Chief Financial Officer began a leave of absence for personal reasons.

On January 25, 2024, the County Court of Brevard County (“Court”), Florida granted a $19,473 judgement in favor of the lessor of an equipment lease. On May 31, 2018, the Company entered into a lease agreement for the use of equipment with 60 monthly payments of $2,112 payable through April 2023 with an effective interest rate of 5.00% per annum. The Company failed to make all payments as required under the lease agreement which resulted in the lender filing a complaint in the Court. In June 2023 the Court issued an order to the Company to return the equipment. The lender subsequently liquidated the equipment from which the proceeds were netted against the total claim. This judgment and claim was settled for $9,000 in March 2024, and paid in full on April 26, 2024.

On January 25, 2024, the company entered into an asset purchase agreement to acquire all the physical and intellectual assets known as The Good Clinic from Leading Primary Care, LLC, a primary care clinic concept specializing in providing whole person primary care and wellness, in an all-stock deal for $3,500,000.

On March 26, 2024, Phillip Keller, the Company’s Chief Financial Officer was formally terminated in accordance with the terms of his CFO Employment Agreement.

In March and April 2024, the Company issued 20% OID Senior Secured Convertible Notes payable with a face amount, including the 20% OID, totaling $1,078,125.00. The 20% OID Senior Secured Convertible Notes mature on the earlier of the effective date of an S-1 registration Statement or six months from the dates of issuance, have a 20% original issuance discount, bear interest at 10% per annum due and payable on the maturity date in cash or common stock at the option of the Company, 150% Warrant Coverage, and three (3) commitment shares for every dollar that was invested. The notes are automatically converted to the Company’s common stock upon a qualified financing of the Company of no less than $5,000,000 in aggregate proceeds from the sales of its common stock at the conversion rate of the lessor of 85% of the price per share paid by investors in the qualified financing, or $1.00 per share, subject to automatic adjustment for stock splits and dividends.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 21, 2024, the Audit Committee of the Board of Directors dismissed B.F. Borgers, LLP (“Borgers”) as the Company’s independent registered public accounting firm.

Borgers did not provide a report on the Company’s financial statements during any fiscal years. There were (i) no disagreements between the Company and Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and concluded that our disclosure controls and procedures are effective. The term disclosure controls and procedures mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2023 based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report.

Changes in Internal Control over Financial Reporting

Due to the appointment of Phillip J. Keller as Interim CEO as well as CFO effective November 18, 2018, and re-appointment as CFO on June 25, 2021, there were some changes in internal controls related to segregation of duties over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act. Furthermore, the reduction in staff restructurings including the bankruptcy, and subsequently, due to liquidity constraints as the operations contracted, resulted in limitations on the Company’s ability to fully segregate duties and maintain other internal controls. In addition, Mr. Keller began a personal leave of absence on January 1, 2024 which led to a permanent termination in March, 2024. While management is establishing plans to mitigate potential risks, restore staff and adequate segregation of duties, management does not believe that these changes had a material effect, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience for our executive officers:

Name	Age	Positions Held
Lance Friedman	62	Chief Executive Officer and Director
Michael C. Howe	71	President and COO
Ernest J. Scheidemann, Jr.	63	Interim Chief Financial Officer

Lance B. Friedman is the CEO and Chairman of the Board of the Company since June 25, 2020. Additionally, he is the founder and principal of Blackstone Capital Advisors, Inc., since 1999, and Cobra Alternative Capital Strategies LLC, both international corporate and capital markets advisory firms. Mr. Friedman is a founding member and Director of Investor Relations at Aspire BioPharma Inc., a biotechnology firm based in Puerto Rico, since April 2021.

Michael C. Howe is the Chief Operations Officer & President of the Company since February 1, 2024. Mr. Howe has driven growth in consumer and healthcare industries for over 40 years. He served as CEO and founder of Leading Primary Care, LLC (from which the Company purchased certain assets known as The Good Clinic) since November 2019 and has had leadership positions of several consumer businesses including playing the pivotal role in scaling MinuteClinic, now part of CVS, as well as serving as CEO of Arby’s and Verify Brand.

Ernest J. Scheidemann, Jr. is the Interim Chief Financial Officer of the Company. Mr. Scheidemann is a Partner in the Florida CFO Group since February 2024, and the founding member of an interim / fractional CFO firm. Over the past 25 years, Mr. Scheidemann has led all financial activities for numerous start-ups, high growth, restructuring and turnaround situations in a variety of industries. Previously he was the CFO for several publicly traded as well as privately held companies.

The following table and biographical summaries set forth information, including principal occupation and business experience for our directors:

Directors	Age	Position	Officer and/or Director Since
Lance Friedman	62	Director	June 2020

Board of Directors’ Resignations

On February 24, 2023, Eric Weiss, Evan Kostorizos, and Terence Herzog, each mutually agreed to resign as Directors of the Company. Each of the separation agreements provided for consideration of $25,000.00 to be paid from the receipt of a minimum of $150,000.00, net of commissions to ERC broker, collected from ERC IRS reimbursements; and a second payment of $25,000.00 from the next series of ERC IRS reimbursements in the minimum net amount of $150,000.00. In addition, upon execution of the separation agreements, the Company agreed to issue to each Director 25,000 5-year Warrants in Company at a strike price of $1.00 per share.

As of December 31, 2023, due to liquidity constraints, the Company has only partially satisfied the consideration terms of the three separation agreements (see Compensation of Directors below). The Company intends to completely satisfy the remaining conditions in early 2024.

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

Involvement in Certain Legal Proceedings

To our knowledge, with the exception of our former Chief Executive Officer Chris Romandetti, Sr., our current directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities, or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC, or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2023, the Board of Directors held no in-person meetings.

Committees of the Board of Directors

The Company presently has no committees of the Board of Directors. Prior to the February 2023 board resignations, the Company had three (3) committees of the Board of Directors: (i) the Audit Committee; (ii) the Nominating and Governance Committee; and (iii) the Compensation Committee. Each committee was comprised solely of independent directors within the meaning of the applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market LLC. The Company plans to appoint new directors and re-establish the three (3) committees described above and discussed below in the second quarter of 2024.

Audit Committee

The Audit Committee will be responsible for assisting the Board in oversight and monitoring of the Company’s financial statements and other financial information provided by the Company to its shareholders and others; compliance with legal, regulatory, and public disclosure requirements; the independent auditors, including their qualifications and independence; treasury and finance matters; and the auditing, accounting, and financial reporting process generally.

Compensation Committee

The Compensation Committee will be responsible for reviewing and approving the compensation arrangements for the Board’s executive officers, including the CEO, administers the Company’s equity compensation plans, and reviewing the Board’s compensation.

Nominating and Governance Committee

The Nominating and Governance Committee will be responsible for assisting the Board in identifying qualified individuals to become directors, recommends director nominees for election at each annual shareholder meeting, and developing and recommending corporate governance guidelines and standards for business conduct and ethics.

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

Code of Ethics

We have adopted a Code of Ethics for adherence by our Chief Executive Officer and Chief Financial Officer to ensure honest and ethical conduct, full, fair and proper disclosure of financial information in our periodic reports filed pursuant to the Securities Exchange Act of 1934, and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to our Company at the address appearing on the front page of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes for the fiscal years ended December 31, 2023 and 2022, the total compensation of the Company’s Chief Executive Officer and Chief Financial Officer (“Named Executive Officers”).

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)	Total Compensation ($)
Lance Friedman (1)	2023	$56,166	$—	$—	$255,562	$311,728
Chief Executive Officer	2022	112,000	—	—	166,893	178,893

Phillip J. Keller (2)	2023	$127,562	$—	$—	$119,141	$246,703
CFO, Secretary & Treasurer	2022	103,830	—	—	78,812	182,642

(1)	Mr. Friedman was appointed as CEO as of June 2020

(2)	Mr. Keller was appointed CFO as of July 24, 2017, interim CEO as of November 19, 2018, and re-appointed CFO on July 1, 2022. Mr. Keller began a leave of absence on January 1, 2024 and his employment was terminated in March 2024.

Employment and Consulting Agreements

Employment agreement with Lance Friedman, CEO

The Company entered into an employment agreement (the “CEO Employment Agreement”) with Lance Friedman dated March 1, 2021 and amended as of March 1, 2024, to serve as the Company’s Chief Executive Officer. Pursuant to the terms and conditions set forth in the CEO Employment Agreement, Mr. Friedman is entitled to receive an annual base salary of $375,000.

In addition to the base salary, Mr. Friedman shall be eligible to receive an annual bonus in an amount equal to 100% of the base salary (60% cash and 40% stock grant) for achievement of target-level performance objectives (“Target Bonus”) with the eligible amount of such bonus being more or less than the Target Bonus in the event of achievement below or above target-performance objectives, in each case as determined by the Board in its discretion.

Employment agreement with Michael Howe, COO

The Company entered into a two-year employment agreement (“COO Employment Agreement”) with Michael Howe, dated February 1, 2024, to serve as the Company’s Chief Operating Officer. Pursuant to the terms and conditions set forth in the COO Employment Agreement, Mr. Howe is entitled to receive an annual base salary of $250,000.

In addition to the base salary, Mr. Howe shall be eligible to receive an annual bonus in an amount equal to 100% of the base salary (60% cash and 40% stock grant) for achievement of target-level performance objectives (“Target Bonus”) (with the eligible amount of such bonus being more or less than the Target Bonus in the event of achievement below or above target-performance objectives, in each case as determined by the Board in its discretion).

Consulting agreement with FinTrust Consulting, LLC (of which the Interim CFO is the Managing Member)

The Company entered into a consulting agreement (“Consulting Agreement”) with FinTrust Consulting, LLC (of which Ernest J. Scheidemann, Jr. is the Managing Member), dated December 19, 2023 to perform such duties and services as required by the Company relating to finance, strategy, accounting, business planning, insurance, capital raising initiatives, and other related activities as may be reasonably requested from time to time by the Company’s senior officers. Pursuant to the terms and conditions set forth in the Consulting Agreement, FinTrust Consulting, LLC is entitled to receive a fixed monthly fee of $17,250, among other payments. The Consulting Agreement can be terminated by either party upon providing 30 days’ notice.

Outstanding Equity Awards at 2023 Fiscal Year-End

Outstanding equity awards at 2023 fiscal year-end are comprised of Restricted Stock Units (“RSU”). There were no equity awards granted during the years ended December 31, 2023 and December 31, 2022.

Compensation of Directors

The following table sets forth the compensation paid our Board of Directors for fiscal 2023:

Name	Cash ($)	Shares (#)	Shares ($)
Lance Friedman	$0
Eric Weiss (1)	35,000	—	—
Evan Kostorizos (1)	35,000	—	—
Terence Herzog (1)	40,000	—	—
Total	$164,000	—	$—

(1)	Directors Weiss, Kostorizos and Herzog resigned on February 24, 2023.

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

Security beneficial ownership table

The following table sets forth information as of May 13, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of our Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner	Shares of Common Stock beneficially owned (1) (2)	Percentage

Beneficial Owners of more than 5%
Kristen Jones Romandetti (3)	8,750,078	24.49%
Steward Physician Contracting (4)	5,000,000	14.00%
C.T. Capital, Ltd. (5)	2,666,667	7.46%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 35,725,788 shares of Common Stock issued and outstanding as of May 13, 2024.

(3)	Kristen Jones Romandetti is the spouse of our former Chief Executive Officer, Christian C. Romandetti, Sr. and her address is 3540 Charlton Pl., Melbourne, FL 32934.

(4)	The address of Steward Physician Contracting is 111 Huntington Avenue, Suite 1800, Boston, MA 021999

(5)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with C.T. Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, C.T. Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. C.T. Capital may convert all or any portion of the outstanding principal amount – up to $2,000,000 – or interest on the loan into our Common Stock at a price equal to $0.75 per share. In December 2016, C.T. Capital converted $1,400,000 of the outstanding principal amount to 1,866,667 shares of Common Stock. For purposes of percent ownership calculation, we have assumed that the remaining $600,000 eligible for conversion to equity was converted into our Common Stock at a price of $0.75 per share. The address of C.T. Capital, Ltd. is 6300 NE First Avenue, Suite 201, Fort Lauderdale, Florida 33334. (See “Note 15 – Subsequent Events” to the consolidated financial statements in Item 8 of this Annual Report on 10-K).

Equity Compensation Plans

On March 14, 2012, we adopted our 2011 Incentive Stock Plan (the “2011 Plan”), pursuant to which 500,000 shares of our Common Stock are reserved for issuance as awards to employees, directors, officers, consultants, and other service providers of our Company and its subsidiaries (an “Optionee”). The term of the 2011 Plan is ten years from January 6, 2012, its effective date. On December 29, 2023, by written resolution, the Company’s Board of Directors terminated the 2011 Plan.

Description of Securities

The Company has 100,000,000 shares of Common Stock, par value $0.001 per share, authorized for issuance, 1,000,000 Preferred Stock, par value $0.01 per share, 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, and 3,000,000 of Series B Preferred Stock, par value $0.0001, authorized for issuance.

As of December 31, 2023, there were 32,958,288 shares of Common Stock and 147 shares of Series A 10% Convertible Preferred Stock, and 0 shares of Series B Convertible Preferred Stock that are issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the applicable provisions of the CBOE listing standards and the Exchange Act. Currently, none of our directors qualify as independent directors under the CBOE listing standards and Rule 10A-3 and Rule 10C-1 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We engaged Bush and Associates CPAs (“Bush”) as our independent registered public accounting firm for the audit of our financial statements for the years ended December 31, 2023 and 2022.

Our independent auditor, Bush was engaged in 2024 and therefore billed $0 for the year ended December 31, 2023. Audit Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed by accountants other than Bush for non-audit or tax related professional services. This category also includes fees billed by our former audit firm, BF Borgers CPA PC.

	2023	2022
Audit Fees	$—	$165,000
Tax Fees	—	5,000
All Other Fees	55,000	—
Total	$55,000	$170,000

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.2	By-laws of the Company (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

4.1*	Description of Registrant’s Securities

10.1	Share Exchange Agreement dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.2	Loan and Security Agreement dated as of June 13, 2013, by and between C.T. Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.3*	Asset Purchase Agreement dated January 25, 2024 by and between the Company and Leading Primary Care, LLC

10.4*	Stock Purchase Agreement dated July 20, 2023 by and between the Company and Gary C. Bernard, as amended by addendum dated May 8, 2024.

10.5*	Employment agreement dated June 6, 2022 between the Company and Lance Friedman, as amended by the addendum dated March 1, 2024

10.6*	Employment agreement dated February 1, 2024 between the Company and Michael Howe

10.7*	Consulting agreement dated December 19, 2023 between the Company and FinTrust Consulting, LLC

21	List of Subsidiaries of the Company

24.1	Power of Attorney (as seen on signature page herein)

23.1	Consent of Bush & Associates CPA LLC

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

97.1*	Clawback Policy

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT+
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-01.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-01.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+
104	Interactive Data File

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer

By:	/s/ Ernest J. Scheidemann, Jr.
Ernest J. Scheidemann, Jr.
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 13, 2024	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer

Dated: May 13, 2024	By:	/s/ Ernest J. Scheidemann, Jr.
Ernest J. Scheidemann, Jr.
Interim Chief Financial Officer

