Form 10-Q
period 2024-03-31
First Choice Healthcare Solutions, Inc.
filed 2024-05-31
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

Commission File Number: 000-53012

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0687379
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

95 Bulldog Blvd, Suite 202, Melbourne, Florida 32901

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

As of May 28, 2024, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of March 31,	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,661	$12,607
Accounts receivable, net	87,760	92,444
Deposits	248,952	—
Other Current Assets	1,664	206,631
Total current assets	347,037	311,682
Property, plant and equipment, net	253,561	262,243
Operating lease right-of-use assets	2,358,760	2,437,358
Deferred tax asset	111,949	111,949
Total assets	$3,071,307	$3,123,232

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$8,914,431	$8,410,879
Operating lease liabilities, current portion	304,613	299,244
Notes payable, current portion	20,107,597	19,217,018
Total current liabilities	29,326,641	27,927,141

Long term liabilities:
PPP loan payable	1,283,624	1,283,624
Operating lease liabilities, non-current portion	2,364,288	4,058,455
Convertible notes	—	—
Total liabilities	$32,974,553	$33,269,220

Stockholders’ equity (deficit):
Series A Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	32,958	32,958
Additional paid-in capital	35,202,143	35,369,995
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(65,138,349)	(63,933,006)
Total stockholders’ equity (deficit)	(29,758,603)	(28,530,052)
Total liabilities and stockholders’ equity (deficit)	$3,071,307	$3,123,232

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	As of March 31,
	2024	2023

Revenue
Revenue, net of discounts	$6,851	$(84,838)
Cost of sales	—	—
Gross (deficit) profit	6,851	(84,838)

Operating expenses
Compensation expense	107,494	186,056
Selling, general and administrative expenses	396,183	806,032
Total operating expenses	503,677	992,088
Operating loss	(496,826)	(1,076,926)
Other income (expenses)
Gain (loss) on sale of equipment	2,600	(6,125)
Miscellaneous income (expense)	-	—
Interest expense, net	(711,116)	(938,000)
Total other income (expenses), net	(708,516)	(944,125)
Loss from continuing operations before income taxes	(1,205,342)	(2,021,051)
Income taxes expense (benefit)	—	—
Net loss	(1,205,342)	(2,021,051)
Preferred stock dividends	(23,208)	(21,594)
Net loss attributable to common shareholders	$(1,228,550)	$(2,042,645)

Basic and diluted income (loss) per common share
Net loss per common share	$(0.04)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

(unaudited, in dollars)

	Common stock		Preferred stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	32,958,288	$32,958	147	$1	$35,369,995	$(63,933,006)	$(28,530,052)
Stock based compensation	—	—	—	—	—	—	—
Warrants issued for debt discount	—	—	—	—	—	—	—
Proceeds from issuance of Preferred stock	—	—	—	—	—	—	—
Dividends payable on Preferred Stock	—	—	—	—	(23,209)	—	(23,209)
Net loss	—	—	—	—	—	(1,205,342)	(1,205,342)
Balance, March 31, 2024	32,958,288	$32,958	147	$1	35,346,786	$(65,138,348)	$(29,758,603)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in dollars)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,205,342)	$(2,021,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,682	13,676
Loss on disposition of assets	-	82,624
Amortization of debt discount	57,812	427,513
Share-based compensation	-	35,000
Preferred dividends - accrued	23,208	21,594
Provision for bad debts	861	23,866
Changes in operating assets and liabilities:
Accounts receivable	3,823	908,989
Other current assets	(43,984)	3,242
(Increase) decrease in leased assets	78,598	132,607
Accounts payable and accrued liabilities	1,070,261	367,550
(Increase) decrease in lease liabilities	(72,862)	(119,220)
Net cash provided by (used in) operating activities	$(78,943)	$(123,610)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	18,000
Purchase of property and equipment	-	(3,794)
Net cash (used in) provided by investing activities	$-	$14,206

Cash flows from financing activities:
Payments on notes payable	-	(173,764)
Proceeds from issuance of convertible notes	75,000	288,316
Net cash provided by (used in) financing activities	$75,000	$114,552

Net change in cash	(3,943)	5,148
Cash, beginning of period	12,604	7,219
Cash, end of period	$8,661	$12,367

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$18,750	$258,462
Warrants issued for debt discount	-	1,672
Common shares issued for convertible notes - inducement	$559	$900

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The unaudited condensed consolidated financial statements of First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012, include the accounts of the Company and its direct and indirect wholly owned subsidiaries: FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 13, 2024.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers”, when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

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

Net loss per share

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(1,228,550)	$(2,042,645)

Denominator:
Weighted-average common shares, basic	32,958,288	32,958,288
Weighted-average common shares, diluted	32,958,288	32,958,288

Basic:	$(0.04)	$(0.06)
Diluted:	$(0.04)	$(0.06)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

	March 31,
	2024	2023
Convertible debt	2,810,648,817	430,902,049
Warrants to purchase common stock	11,774,164	11,246,433
Incentive shares payable issued with convertible notes	2,224,000	1,000,000
Restricted stock awards	1,357,308	1,357,308
Options to purchase common stock	—	—
Total	2,826,004,289	444,505,790

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

MARCH 31, 2024

(Unaudited)

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of March 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

MARCH 31, 2024

(Unaudited)

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

As of March 31, 2024, and 2023, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3— NOTES PAYABLE AND CAPITAL LEASES

Non-Convertible Notes Payable

During the years ended December 31, 2022 and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, had original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2023, 2022, and 2021, the Company repaid or refinanced principal of $156,000, $310,000, and $817,521, respectively. The balance of the non-convertible notes payable as of March 31, 2024 and March 31, 2023 is $792,637 and $792,637, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were never properly completed and filed by former management. As of January 17, 2023, the SBA’s website shows those two remaining PPP loans reflected as “Charged Off”. As a result of this recent discovery, the Company has reinitiated forgiveness applications with the SBA and expects those loans to be forgiven in full during 2024. As of March 31, 2024 and December 31, 2023 and December 31, 2022, the Company had a total of PPP loans payable of $1,283,624 and $1,283,624 including accrued interest, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Non-convertible notes payable as of March 31, 2024 and December 31, 2023 are comprised of the following:

	March 31,	December 31,
	2024	2023
Notes Payable	$2,909,119	$2,909,119
Note Payable - Equipment	-	-
PPP Loans Payable	1,283,624	1,283,624
Less current portion	(2,909,119)	(2,909,119)
Long term portion	$1,283,624	$1,283,624

Fees and discounts are deferred and amortized over the life of the related note payable. During the three months ended March 31, 2024 and 2023, the Company recognized a total of $0 and $427,513, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at March 31, 2024 and December 31, 2023 and 2022 was $0 and $0, respectively.

Convertible Notes Payable

10% OID Senior Secured Convertible Notes

The Company entered into Security Purchase Agreements with lenders for the sale of 10% original issue discount senior secured promissory notes (“10% Notes”) and warrants to purchase shares of the Company’s common stock equal to 50% of the face value. The 10% Notes accrue interest at 10% per annum payable quarterly, are convertible into shares of the Company’s common stock at the option of the holder at any time at a fixed ceiling price of $0.75 per share. The 10% Notes have full ratchet and anti-dilution provisions, a principal adjustment provision upon default, providing for a principal increase to 110% at maturity if unpaid, 120% at six months if unpaid and 130% at 12 months if unpaid. The 10% Notes were due March 31, 2022 and to date, all default provisions have been waived. The amounts due under the 10% Secured Convertible Notes are secured by assets of the Company pursuant to a security agreement.

At March 31, 2024 and December 31, 2023, the balance of 10% notes was $5,973,000 and $5,973,000, and accrued interest was $1,521,450 and $1,367,647, respectively. During the three months ended March 31, 2024 and March 31, 2023, the Company recognized $144,802 and $143,211 in interest, respectively.

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

At March 31, 2024 and December 31, 2023, the balance of 35% notes was $5,600,462 and $5,600,462, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three months ended March 31, 2024 and 2023, the Company recognized $0 and $23,965 in interest expense from the amortization of original issuance discounts, $0 and $1,640 in interest expense from the amortization of debt discounts from warrants and $0 and $2,472 in amortization of incentive shares, respectively.

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

MARCH 31, 2024

(Unaudited)

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

During the three months ended March 31, 2023, the Company issued 20% Notes with a face value of $93,750 and original issuance discounts of $18,750 for cash of $75,000. The holders received warrants to purchase 93,750 shares of the Company’s common stock and 187,500 incentive shares of the Company’s common stock. At March 31, 2024 and December 31, 2023, the balance of 20% notes was $562,000 and $468,250, original issuance discounts were $45,938 and $85,000, and accrued interest totaled $13,898 and $1,727 respectively.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three months ended March 31, 2024 and 2023, the Company recognized $57,812 and $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $559 and $0 in amortization of incentive shares, and $12,171 and $0 in accrued interest on the 20% Notes, respectively.

Convertible notes payable are comprised of the following:

	March 31, 2024	December 31, 2023
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,973,000	$5,973,000
35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	562,000	468,250
Total	12,135,462	12,041,712
Less: unamortized discounts	(45,938)	-
Total	$12,089,524	$12,041,712
Less current portion	(12,089,524)	(12,041,712)
Long-term portion	$-	$-

NOTE 4— LEASES

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Maturities of the above lease liabilities are as follows as of March 31, 2024:

2024	$226,382
2025	596,224
2026	368,340
2027	377,442
Thereafter	1,426,087
Total Lease Payments	2,994,475
Less Interest	(325,574)
Total Lease Liabilities	$2,668,901
Less: Current Portion	(304,613)
Long-Term Liabilities	$2,364,288

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

During October 2021, the Company, through the eighteenth judicial circuit court in Brevard County, Florda, received an order approving joint stipulation for alternative resolution to the Company’s real estate lease in Melbourne, Florida. The order terminated the Company’s use of floors three and four of the building immediately, while terminating its right to possession and use of floors one, two and five at December 31, 2021. The order also terminated the existing lease payment schedule, replacing it with the following:

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

NOTE 5 — CAPITAL STOCK

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

In the first quarter of 2024 and the first quarter of 2023, the Company did not issue any shares of Series A preferred stock.

As of March 31, 2024 and 2023, the total Series A preferred shares outstanding were 147 and 141 shares, respectively.

Common stock

During the quarters ended March 31, 2024 and March 31, 2023, the Company did not issue any shares of its common stock.

. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in , the Company was to issue 150,000 incentive shares of common stock. As of March 31, 2024, none of the incentive shares were issued and were recorded as a Common Share Payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

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

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted share units as of December 31, 2023	1,357,308
Granted	—
Forfeited	—
Unvested restricted shares as of March 31, 2024	1,357,308

During the three months ended March 31, 2024, the Company granted 0 performance-based, restricted stock units.

As of March 31, 2024, stock-based compensation related to restricted stock awards of $0 remains unamortized.

Warrants

The Company issued 93,750 and no warrants for the three months ended March 31, 2024 and March 31, 2023 respectively to employees, consultants, and in connection with debt issuances. In the three months ended March 31, 2024 and March 31, 2023, the issued warrants had an estimated fair value of $0 and $1,672, on the date of issuance, respectively.

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2023:	11,774,164
Issued	93,750
Exercised	—
Expired	—
Outstanding at March 31, 2024:	11,867,914

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of March 31, 2024 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the fiscal quarter ended March 31, 2024, the Company experienced operating losses of approximately $1,205,342 and corresponding cash outflows from operations of $78,943. This performance reflected challenges in operating and restructuring the company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the former CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the March 31, 2024 financial statements included in this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements reflect the current view about future events. When used in this quarterly report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this quarterly report on Form 10-Q relating to our business strategy, our future operating results, and our liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the execution of our strategy; evolving healthcare laws and regulations; changes in the rates or methods of third-party reimbursements for medical services; accelerated pace of consolidation in the hospital industry; changes in our medical technology as it relates to our services and procedures; any failures in our information technology systems to protect the privacy and security of protected information and other similar cyber security risks; our ability to raise capital to fund continuing operations; and other factors relating to our industry, our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Overview

For the three months ended March 31, 2024, and March 31, 2023, we reported a net loss of $1,205,342 and $2,021,051, respectively, a decrease of $815,709 or 40%. The decrease in the net loss was attributable to a reduction in operating expenses and non-operating expenses for the three months ending March 31, 2024 as compared to March 31, 2023, The decrease in operating expenses resulted from a decrease in selling, general and administrative expenses. The decrease in non-operating expenses was the result of increases in interest expenses, including the amortization of original issue discount and deferred financing costs.

Results of Operations

Three Months Ended March 31, 2024, as Compared to Three Months Ended March 31, 2023

The following is a discussion of the results of operations for the three ended March 31, 2024, compared to the three months ended March 31, 2023.

Revenues

Total revenue was $6,851 for the year ended December 31, 2023, increasing 108% from ($84,838) in the prior year. Net patient service revenue accounted for all of total revenue in 2023. The 108% increase in patient service revenue was the result of eliminating service offerings with the exception of physical therapy and fewer patient visits.

Operating Expenses

Operating expenses include the following:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Salaries and benefits	$107,494	$186,056
Other operating expenses	—	—
General and administrative	387,501	794,980
Depreciation and amortization	8,682	11,052
Total operating expenses	$503,677	$992,088

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits decreased for the three months ended March 31, 2024, compared to for the three months ended March 31, 2023. The decrease was primarily due to the company’s strategic pivot initiative which includes contract staff for the interim period.

General and administrative expenses were $387,501 for the three months ended March 31, 2024 as compared to $794,980 for the three months ended March 31, 2023, a decrease of $407,479. The decrease in spending is primarily related to legal and professional costs.

Depreciation and amortization was $8,682 for the three months ended March 31, 2024, compared to $11,052 for the three months ended March 31, 2023. The decrease is primarily due to the retirement or sale of physical therapy equipment.

Net Loss from Operations

Net loss from operations for the three months ended March 31, 2024 totaled $1,205,342, which compared to a loss from operations of $2,021,051 for the prior year. The reduction is a result of the operating expenses discussed above, partially offset by an increase in net revenue.

Interest Income (expense)

Interest expense decreased to $711,116 for the three months ended March 31, 2024, which compared to interest expense of $938,000 for the three months ended March 31, 2023. The decrease is primarily due to lower original issue discounts amortized to interest expense.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $1,228,550 for the three months ended March 31, 2024 as compared to net loss attributable to common shareholders of $2,042,645 reported for the same year period in the prior year.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $8,661 and accounts receivables, net totaling $87,760. This compared to cash of $12,368 and accounts receivable, net of $92,444 for the same period in 2023.

The Company believes that the current cash balance as of March 31, 2024, along with continued execution of its business development plan, will allow the Company to further improve its working capital.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs to conserve its cash. See Note 7 Going Concern.

Net cash used in our operating activities for the three months ended March 31, 2024 totaled $78,943, which compared to net cash used in our operations for the three months ended March 31, 2023 of $123,610. The decrease in cash used for the three months ended March 31, 2024 was due primarily to an increase in accounts payable, partially offset by a decrease in accounts receivable.

Net cash flows used in investing activities was $0 for the three months ended March 31, 2024, compared to net cash provided of by investing activities $14,206 for the three months ended March 31, 2023. for the net cash provided in the three months ended March 31, 2023 was primarily the result of proceeds from the sale of assets.

Net cash provided in financing activities was $75,000 for three months ended March 31, 2024, compared to net cash provided in financing activities of $114,552 for the three months ended March 31, 2023. The cash flows provided in our financing activities were the result of:

	Three Months Ended	Three Months Ended
	31-Mar-24	31-Mar-23
Proceeds from sale of common stock	$—	$—
Proceeds from sale of preferred stock	—	—
Proceeds from note payable	75,000	288,316
Proceeds from line of credit	—	—
Purchase of treasury stock	—	—
Payments on notes payable	—	(173,764)
Net cash provided by financing activities	$75,000	$114,552

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Asset Purchase Agreement dated January 25, 2024 by and between the Company and Leading Primary Care, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024)
10.2	Employment agreement dated June 6, 2022 between the Company and Lance Friedman, as amended by the addendum dated March 1, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024)
10.3	Employment agreement dated February 1, 2024 between the Company and Michael Howe (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.**

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 31, 2024	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: May 31, 2024	By:	/s/ Ernest J. Scheideman Jr.
Ernest J. Scheideman Jr.
Interim Chief Financial Officer (Principal Financial Officer)

