Form 10-Q
period 2024-06-30
First Choice Healthcare Solutions, Inc.
filed 2024-08-14
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 1, 2024, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in dollars, unaudited)

	As of	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,516	$12,607
Accounts receivable, net	81,974	92,444
Deposits	466,552	—
Other Current Assets	2,385	206,631
Total current assets	552,427	311,682
Property, plant and equipment, net	244,879	262,243
Operating lease right-of-use assets	2,279,245	2,437,358
Deferred tax asset	111,949	111,949
Total assets	$3,188,500	$3,123,232

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	9,132,809	$8,410,879
Operating lease liabilities, current portion	297,501	299,244
Notes payable, current portion	21,821,446	19,217,018
Total current liabilities	31,251,756	27,927,141

Long term liabilities:
PPP loan payable	1,283,624	1,283,624
Operating lease liabilities, non-current portion	2,297,291	2,442,519
Convertible notes	—	—
Total liabilities	$34,832,671	$31,653,284

Stockholders’ equity (deficit):
Series A Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	32,958	32,958
Additional paid-in capital	35,323,578	35,369,995
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(67,000,708)	(63,933,006)
Total stockholders’ equity (deficit)	(31,644,171)	(28,530,052)
Total liabilities and stockholders’ equity (deficit)	$3,188,500	$3,123,232

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Revenue, net of discounts	$3,303	$58,832	$10,154	$(26,006)
Cost of sales	—	—	—	—
Gross (deficit) profit	3,303	58,832	10,154	(26,006)

Operating expenses
Compensation expense	111,661	171,213	219,155	357,269
Selling, general and administrative expenses	370,637	695,482	766,820	1,501,514
Total operating expenses	482,298	866,695	985,975	1,858,783
Operating loss	(478,995)	(807,863)	(975,821)	(1,884,789)
Other income (expenses)
Gain (loss) on sale of equipment	1,550	24,816	4,150	18,691
Miscellaneous income (expense)	—	—	—	—
Interest expense, net	(1,384,916)	(1,871,910)	(2,096,033)	(2,809,910)
Total other income (expenses), net	(1,383,366)	(1,847,094)	(2,091,883)	(2,791,219)
Net Loss before income taxes	(1,862,361)	(2,654,958)	(3,067,704)	(4,676,009)
Income taxes expense (benefit)	—	—	—	—
Net loss	(1,862,361)	(2,654,958)	(3,067,704)	(4,676,009)
Preferred stock dividends	(23,206)	(22,721)	(46,415)	(44,315)
Net loss attributable to common shareholders	$(1,885,567)	$(2,677,679)	$(3,114,119)	$(4,720,324)

Basic and diluted income (loss) per common share
Net loss per common share	$(0.06)	$(0.08)	$(0.09)	$(0.14)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2024

(in dollars)

(Unaudited)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	32,958,288	$32,958	147	$1.00	$35,369,995	$(63,933,006)	$(28,530,052)
Stock based compensation	—	—	—	—	—	—	—
Warrants issued for debt discount	—	—	—	—	—	—	—
Proceeds from issuance of Preferred stock	—	—	—	—	—	—	—
Dividends payable on Preferred Stock	—	—	—	—	(23,209.00)	—	(23,209)
Net loss	—	—	—	—	—	(1,205,343)	(1,205,343)
Balance, March 31, 2024	32,958,288	$32,958	141	$1	$35,346,786	$(65,138,349)	$(29,758,604)

Stock based compensation	—	—	—	—	—	—	—
Warrants issued for debt discount	—	—	—	—	—	—	—
Proceeds from issuance of Preferred stock	—	—	—	—	(23,206.0)	—	(23,206)
Net loss	—	—	—	—	—	(1,862,361)	(1,862,361)
Balance, June 30, 2024	32,958,288	$32,958	147	$1	$35,323,580	$(67,000,710)	$(31,644,171)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,067,704)	$(4,676,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,364	27,442
Loss on disposition of assets	-	99,876
Amortization of debt discount	162,626	1,346,861
Amortization of debt discount	-	(89,991)
Preferred dividends - accrued	46,416	44,316
Provision for bad debts	1,506	35,103
Changes in operating assets and liabilities:
Accounts receivable	8,964	1,159,875
Other current assets	(262,306)	28,436
(Increase) decrease in leased assets	158,112	1,847,383
Accounts payable and accrued liabilities	2,448,401	(377,006)
(Increase) decrease in lease liabilities	(146,970)	(1,619,770)
Net cash provided by (used in) operating activities	$(633,591)	$(2,173,484)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	33,000
Purchase of property and equipment	-	(3,794)
Net cash (used in) provided by investing activities	$-	$29,206

Cash flows from financing activities:
Payments on notes payable	-	(173,764)
Proceeds from issuance of convertible notes	622,500	2,272,481
Proceeds from sale of preferred stock	-	45,000
Net cash provided by (used in) financing activities	$622,500	$2,143,717

Net change in cash	(11,091)	(561)
Cash, beginning of period	12,607	7,219
Cash, end of period	$1,516	$6,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$155,625	$258,462
Warrants issued for debt discount	-	1,672
Common shares issued for convertible notes - inducement	$8,406	$900

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 13, 2024.

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

Patient Service Revenue

Our revenues relate to (i) net patient fees received from various third-party payers and patients themselves under contracts in which our performance obligations are to provide services to the patients and (ii) and patient fees, co-pays, and deductibles paid by patients themselves.

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

The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and provide for payments based upon predetermined rates for services or discounted fee-for-service rates. Gross revenues are recorded at our standard rates upon completion of the performance obligations to the patients, and an estimate of the discounts applicable to third-party payers is recorded as contra revenue in the same period, based on the contractual arrangements with those third-party payers. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

The payment terms with third party payers typically involve processing time allowances resulting in payment within 30 to 60 days from the date of service. The payment terms with patients provides for services fees, co-pays, and deductibles to be due at the time of service.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Net loss per share

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Six months ended June 30,
	2024	2023
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc. common shareholders	$(3,114,119)	$(4,720,324)

Denominator:
Weighted-average common shares, basic	32,958,288	32,958,288
Weighted-average common shares, diluted	32,958,288	32,958,288

Basic:	$(0.09)	$(0.14)
Diluted:	$(0.09)	$(0.14)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

	June 30, 2024	December 31, 2023
Convertible debt	2,811,426,942	2,810,648,817
Warrants to purchase common stock	12,894,477	11,774,164
Incentive shares payable issued with convertible notes	4,464,625	1,568,250
Restricted stock awards	1,357,308	1,357,308
Options to purchase common stock	—	—
Total	2,830,143,352	2,825,348,539

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Leases

In February 2016, the FASB issued ASC 842, Leases, (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for leases previously classified as operating leases. The Company adopted ASC 842 effective January 1, 2022.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of June 30, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

JUNE 30, 2024

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

As of June 30, 2024, and 2023, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3— NOTES PAYABLE AND CAPITAL LEASES

Non-Convertible Notes Payable

During the years ended December 31, 2022, and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, had original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2023, 2022, and 2021, the Company repaid or refinanced principal of $156,000, $310,000, and $817,521, respectively. The balance of the non-convertible notes payable as of June 30, 2024 and June 30, 2023 was $792,637 and $792,637, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021 (the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were never properly completed and filed by former management. As of January 17, 2023, the SBA’s website shows those two remaining PPP loans reflected as “Charged Off”. As a result of this recent discovery, the Company has reinitiated forgiveness applications with the SBA and expects those loans to be forgiven in full during 2024. As of June 30, 2024 and December 31, 2023, the Company had a total of PPP loans payable of $1,283,624 and $1,283,624 including accrued interest, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Non-convertible notes payable including accrued interest as of June 30, 2024 and December 31, 2023 are comprised of the following:

	June 30, 2024	December 31, 2023
Notes Payable	$3,073,751	$2,861,425
Note Payable - Equipment	-	-
PPP Loans Payable	1,338,062	1,331,318
Less current portion	(3,073,751)	(2,861,425)
Long term portion	$1,338,062	$1,331,318

Fees and discounts are deferred and amortized over the life of the related note payable. For non-convertible notes payable, during the three and six months ended June 30, 2024 and 2023, the Company recognized a total of $0 and $0 and $0 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at June 30, 2024 and December 31, 2023 was $0 and $0, respectively.

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

At June 30, 2024 and December 31, 2023, the balance of 10% notes was $5,808,000 and $5,808,000, and accrued interest was $2,174,253 and $1,652,965, respectively. During the three and six months ended June 30, 2024 and June 30, 2023, the Company recognized $260,644 and $521,288 and $185,334 and $360,382 in interest, respectively.

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

At June 30, 2024 and December 31, 2023, the balance of 35% notes was $5,600,462 and $5,600,462, respectively. The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three and six months ended June 30, 2024 and 2023, the Company recognized $0 and $0 and $108,379 and $94,241 in interest expense from the amortization of original issuance discounts, $0 and $0 and $3,548 and $1,976 in interest expense from the amortization of debt discounts from warrants and $0 and $0 and $1,819 and $913 in amortization of incentive shares, respectively.

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

JUNE 30, 2024

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

During the six months ended June 30, 2024, the Company issued 20% Notes with a face value of $778,125 and original issuance discounts of $155,625 for cash of $622,500. The holders received warrants to purchase 1,120,313 shares of the Company’s common stock and 2,240,625 incentive shares of the Company’s common stock. At June 30, 2024 and December 31, 2023, the balance of 20% notes was $1,246,375 and $468,250, original issuance discounts were $85,000 and $77,999, and accrued interest totaled $41,606 and $1,727 respectively.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three and six months ended June 30, 2024 and 2023, the Company recognized $57,812 and $162,626 and $0 and $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $559 and $7,846 and $0 and $0 in amortization of incentive shares, respectively.

Convertible notes payable are comprised of the following:

	June 30, 2024	December 31, 2023
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,808,000	$5,808,000
35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	1,246,375	468,250
Total	12,654,837	11,876,712
Less: unamortized discounts	(77,999)	(85,000)
Total	$12,576,838	$11,791,712
Less current portion	(12,576,838)	(11,791,712)
Long-term portion	$-	$-

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Maturities of the above lease liabilities are as follows as of June 30, 2024:

2024	$172,867
2025	596,223
2026	368,340
2027	377,442
Thereafter	1,379,415
Total Lease Payments	2,894,287
Less Interest	(299,495)
Total Lease Liabilities	$2,594,792
Less: Current Portion	(297,501)
Long-Term Liabilities	$2,297,291

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

Upon receipt of the order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of June 30, 2024, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

During the six months ended June 30, 2024 and June 30, 2023, the Company did not issue any shares of Series A preferred stock.

As of June 30, 2024 and 2023, the total Series A preferred shares outstanding were 147 and 147 shares, respectively.

Common stock

During the six months ended June 30, 2024 and June 30, 2023, the Company did not issue any shares of its common stock.

In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2024, the Company was to issue 2,240,625 incentive shares of common stock. As of June 30, 2024, none of the incentive shares were issued and were recorded as a Common Share Payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The Company does not have an Incentive Stock Plan in place.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted share units as of December 31, 2023	1,357,308
Granted	—
Forfeited	—
Unvested restricted shares as of June 30, 2024	1,357,308

During the six months ended June 30, 2024, the Company granted 0 performance-based, restricted stock units.

As of June 30, 2024, stock-based compensation related to restricted stock awards of $0 remains unamortized.

Warrants

The Company issued warrants in 2024 and 2023 to employees, consultants, and in connection with debt issuances. Warrants to purchase shares of the Company’s common stock warrants have a five-year term, are fully vested upon issuance, exercisable upon the completion of a qualified financing typically at a cash exercise price equal to 93.75% of the per share price of Company’s common stock sold to third-party investors in that qualified financing. The Company issued 1,120,313 and 294,231 warrants for the six months ended June 30, 2024 and June 30, 2023 respectively in connection with debt issuances. In the six months ended June 30, 2024 and June 30, 2023, the issued warrants had an estimated fair value of $0 and $1,672, on the date of issuance, respectively.

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2023:	11,774,164
Issued	1,120,313
Exercised	—
Forfeited	—
Expired	—
Outstanding at June 30, 2024:	12,984,477

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit of $30,699,329 as of June 30, 2024 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the three and six months ended June 30, 2024, the Company experienced net operating losses of approximately $1,862,361 and $3,067,704, respectively, and corresponding cash outflows from operations of $554,645 and $633,591, respectively. As of June 30, 2024, the Company had an accumulated deficit of $67,000,708. This performance reflected challenges in operating and restructuring the company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the former CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the June 30, 2024 financial statements included in this filing.

NOTE 8 – SUBSEQUENT EVENTS

Proposed Series C Preferred Convertible Stock. In July 2024, contingent to a qualified financing occurring no later than six months from the exchange agreement date, the Company proposed the exchange of (i) all outstanding 10% Senior Secured Convertible Notes including accrued interest, (ii) all outstanding 35% Senior Secured Convertible Notes including accrued interest, (iii) all outstanding Promissory Notes including accrued interest, (iv) all outstanding Series A Preferred Convertible Stock including accrued dividends payable, and (v) certain open trade payables, for shares of a newly proposed Series C preferred stock with an exchange value of $1,000 per share. The proposed exchange value of (i), (ii), (iii), and (iv) above included a 35% premium to the book value of those instruments. The proposed exchange also included the exchange of all warrants to purchase common stock and incentive shares payable, each previously issued in conjunction with (i), (ii), (iii), and (iv) above for new warrants at a quantity calculated at 50% of the original face value of each of the notes and a holder’s initial investment in the Series A Preferred Convertible Stock. The proposed exchange agreements all stated that the proposed exchange would be null and void if the Company did not close a qualified financing within six months from the exchange agreement date.

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

Results of Operations

Overview

For the six months ended June 30, 2024, and June 30, 2023, we reported a net loss of $3,067,704 and $4,676,009, respectively, a decrease of $1,608,305 or 34%. The decrease in the net loss was attributable to a reduction in operating expenses and non-operating expenses for the six months ending June 30, 2024 as compared to June 30, 2023, The decrease in operating expenses resulted from a decrease in selling, general and administrative expenses. The decrease in non-operating expenses was the result of increases in interest expenses, including the amortization of original issue discount and deferred financing costs.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of total revenues:

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	6 Months Ended June 30, 2024	% of Revenue	6 Months Ended June 30, 2023	% of Revenue

Revenue
Revenue, net of discounts	$10,154	100%	$(26,006)	100%
Cost of sales	—	0%	—	0%
Gross (deficit) profit	10,154		(26,006)

Operating expenses
Compensation expense	219,155	2158%	357,269	-1374%
Selling, general and administrative expenses	749,456	7381%	1,476,696	-5678%
Depreciation expense	17,364	171%	24,818	-95%
Total operating expenses	985,975	9710%	1,858,783	-7148%
Operating loss	(975,821)	-9610%	(1,884,789)	7248%
Other income (expenses)
Loss on sale of assets	4,150	41%	18,691	-72%
Miscellaneous income (expense)	—	0%	0	0%
Interest expense, net	(2,096,033)	-20642%	(2,809,910)	10805%
Total other income (expenses), net	(2,091,883)	-20602%	(2,791,219)	10733%
Loss from operations before income taxes	(3,067,704)	-30212%	(4,676,009)	17980%
Income taxes expense (benefit)	—	0%	—	0%
Net loss	(3,067,704)	-30212%	(4,676,009)	17980%

Preferred stock dividends	(46,415)		(53,912)
Net loss attributable to common shareholders	$(3,114,119)		$(4,729,921)

Basic and diluted income (loss) per common share
Net loss per common share	$(0.09)		$(0.14)
Weighted average number of common shares outstanding, basic and diluted	32,958,288		32,958,288

Six Months Ended June 30, 2024, as Compared to Six Months Ended June 30, 2023

The following is a discussion of the results of operations for the six ended June 30, 2024, compared to the six months ended June 30, 2023.

Revenues

Total revenue was $10,154 for the six months ended June 30, 2024, increasing 239% from ($26,006) in the prior year. Net patient service revenue accounted for all of total revenue. The 239% increase in patient service revenue was the result of the reduction of service offerings with the exception of physical therapy and fewer patient visits.

Operating Expenses

Operating expenses include the following:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Salaries and benefits	$219,155	$357,269
Other operating expenses	—	—
General and administrative	749,456	1,476,696
Depreciation and amortization	17,364	24,818
Total operating expenses	$985,975	$24,818

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits decreased by 39% to $219,155 for the six months ended June 30, 2024, compared to for the six months ended June 30, 2023. The decrease was primarily due to the company’s strategic pivot initiative which includes a reduction in highly compensated physicians and contract staff for the interim period.

General and administrative expenses decreased by $727,240 or 49% to $749,456 for the six months ended June 30, 2024 as compared to $1,476,696 for the six months ended June 30, 2023. The decrease in spending is primarily related to lower legal and professional costs.

Depreciation and amortization decreased by $7,454 or 30% to $ for the six months ended June 30, 2024, compared to $24,818 for the six months ended June 30, 2023. The decrease is primarily due to the retirement or sale of physical therapy equipment.

Net Loss from Operations

Net loss from operations for the six months ended June 30, 2024 totaled $975,821, which compared to a loss from operations of $1,884,789 for the prior year, a decrease of $908,968 or 48%. The reduction is a result of the operating expenses discussed above, partially offset by an increase in net revenue.

Interest Income (expense)

Interest expense decreased by $713,877 or 25% to $2,096,033 for the six months ended June 30, 2024, which compared to interest expense of $2,809,910 for the six months ended June 30, 2023. The decrease is primarily due to lower original issue discounts amortized to interest expense.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $3,067,704 for the six months ended June 30, 2024 as compared to net loss attributable to common shareholders of $4,676,009 reported for the same period in the prior year, a reduction of 1,608,305 or 34%.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $1,516 and accounts receivables, net totaling $81,974. This compared to cash of $6,658 and accounts receivable, net of $121,023 as of June 30, 2023.

The Company believes that the current cash balance as of June 30, 2024, along with continued execution of its business development plan, will provide the opportunity for the Company to further improve its working capital.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company will need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs to conserve its cash. See Note 7 Going Concern.

Net cash used in our operating activities for the six months ended June 30, 2024 totaled $555,260, which compared to net cash used in our operations for the six months ended June 30, 2023 of $2,048,494. The decrease of $1,493,234 in cash used for the six months ended June 30, 2024 was due primarily to an increase in accounts payable, partially offset by a decrease in accounts receivable.

Net cash flows used in investing activities was $0 for the six months ended June 30, 2024, compared to net cash provided of by investing activities $29,206 for the six months ended June 30, 2023. The decrease in the net cash provided from investing activities in the six months ended June 30, 2024 was primarily the result of less proceeds from the sale of assets.

Net cash provided in financing activities was $544,172 for six months ended June 30, 2024, compared to net cash provided in financing activities of $2,143,717 for the six months ended June 30, 2023. The cash flows provided in our financing activities were the result of:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Proceeds from sale of common stock	$—	$—
Proceeds from sale of preferred stock	—	45,000
Proceeds from note payable	547,500	1,984,165
Proceeds from line of credit	—	—
Purchase of treasury stock	—	—
Payments on notes payable	—	(173,764)
Net cash provided by financing activities	$547,500	$2,143,717

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Estimates of reasonably possible additional losses, both for each individual matter and in the aggregate, are not material to our consolidated financial position, results of operations or cash flows.

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
3.2	Certificate of Designation for Series C Preferred Stock of the Company**
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.**

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 14, 2024	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Ernest J. Scheideman Jr.
Ernest J. Scheideman Jr.
Interim Chief Financial Officer (Principal Financial Officer)

