Form 10-Q
period 2024-09-30
First Choice Healthcare Solutions, Inc.
filed 2024-11-13
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 13, 2024, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in dollars, unaudited)

	As of	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,505	$12,607
Accounts receivable, net	49,201	92,444
Deposits	396,488	—
Other Current Assets	112,063	206,631
Total current assets	559,257	311,682
Property, plant and equipment, net	236,278	262,243
Operating lease right-of-use assets	3,815,972	2,437,358
Deferred tax asset	111,949	111,949
Total assets	$4,723,456	$3,123,232

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	9,279,593	$8,410,879
Operating lease liabilities, current portion	515,020	299,244
Notes payable, current portion	22,669,266	19,217,018
Total current liabilities	32,463,879	27,927,141

Long term liabilities:
PPP loan payable	1,283,624	1,283,624
Operating lease liabilities, non-current portion	3,460,539	2,442,519
Convertible notes	—	—
Total liabilities	$37,208,042	$31,653,284

Stockholders’ equity (deficit):
Series A Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	32,958	32,958
Additional paid-in capital	35,300,370	35,369,995
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(67,817,915)	(63,933,006)
Total stockholders’ equity (deficit)	(32,484,586)	(28,530,052)
Total liabilities and stockholders’ equity (deficit)	$4,723,456	$3,123,232

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Revenue, net of discounts	$(29,955)	$12,556	$(19,801)	$(13,450)
Cost of sales	—	—	—	—
Gross (deficit) profit	(29,955)	12,556	(19,801)	(13,450)

Operating expenses
Compensation expense	111,660	171,795	330,815	529,064
Selling, general and administrative expenses	308,338	388,275	1,075,158	1,889,789
Total operating expenses	419,998	560,070	1,405,973	2,418,853
Operating loss	(449,953)	(547,514)	(1,425,774)	(2,432,303)
Other income (expenses)
Gain (loss) on sale of equipment	1,100	(100,742)	5,250	(82,051)
Miscellaneous income (expense)	—	—	—	—
Interest expense, net	(368,354)	(2,379,551)	(2,464,387)	(5,189,461)
Total other income (expenses), net	(367,254)	(2,480,293)	(2,459,137)	(5,271,512)
Net Loss before income taxes	(817,207)	(3,027,807)	(3,884,911)	(7,703,815)
Income taxes expense (benefit)	—	—	—	—
Net loss	(817,207)	(3,027,807)	(3,884,911)	(7,703,815)
Preferred stock dividends	(23,209)	(23,208)	(69,624)	(67,523)
Net loss attributable to common shareholders	$(840,416)	$(3,051,015)	$(3,954,535)	$(7,771,338)

Basic and diluted income (loss) per common share
Net loss per common share	$(0.03)	$(0.09)	$(0.12)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2024

(unaudited, in dollars)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	32,958,288	$32,958	147	$1.00	$35,369,995	(63,933,006)	$(28,530,052)
Dividends payable on Preferred Stock	—	—	—	—	(23,209)	—	(23,209)
Net loss	—	—	—	—	—	(1,205,341)	(1,205,342)
Balance, March 31, 2024	32,958,288	$32,958	147	$1	$35,346,786	$(65,138,347)	$(29,758,603)

Dividends payable on Preferred Stock	—	—	—	—	(23,206)	—	(23,206)
Net loss	—	—	—	—	—	(1,862,361)	(1,862,362)
Balance, June 30, 2024	32,958,288	$32,958	147	$1	$35,323,580	$(67,000,708)	$(31,644,171)
Dividends payable on Preferred Stock	—	—	—	—	(23,210)	—	(23,209)
Net loss	—	—	—	—	—	(817,207)	(817,207)
Balance, September 30, 2024	32,958,288	$32,958	147	$1	$35,300,370	$(67,817,915)	$(32,484,586)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in dollars)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,884,911)	$(7,703,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,965	36,123
Loss on disposition of assets	-	99,876
Amortization of debt discount	260,246	1,421,136
Amortization of debt discount	-	(89,991)
Preferred dividends - accrued	69,624	67,524
Provision for bad debts	1,582	38,297
Changes in operating assets and liabilities:
Accounts receivable	41,661	1,184,957
Other current assets	(301,920)	28,129
(Increase) decrease in leased assets	260,373	1,945,037
Accounts payable and accrued liabilities	2,978,967	(394,901)
(Increase) decrease in lease liabilities	1,233,798	(1,710,330)
Net cash provided by (used in) operating activities	$685,385	$(5,077,958)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	146,697
Purchase of property and equipment	(1,638,987)	(3,794)
Net cash (used in) provided by investing activities	$(1,638,987)	$142,903

Cash flows from financing activities:
Payments on notes payable	-	(173,764)
Proceeds from issuance of convertible notes	942,500	5,058,068
Proceeds from sale of preferred stock	-	45,000
Net cash provided by (used in) financing activities	$942,500	$4,929,304

Net change in cash	(11,102)	(5,751)
Cash, beginning of period	12,607	7,219
Cash, end of period	$1,505	$1,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$235,625	$258,462
Warrants issued for debt discount	-	1,672
Common shares issued for convertible notes - inducement	$15,812	$900

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The unaudited condensed consolidated financial statements of First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012, include the accounts of the Company and its direct and indirect wholly owned subsidiaries: FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice, and The Good Clinic Properties, LLC, the subsidiary under which we have leased clinic facilities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 13, 2024.

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

SEPTEMBER 30, 2024

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

Net loss per share

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Nine months ended September 30,
	2024	2023
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc. common shareholders	$(3,954,535)	$(7,771,338)

Denominator:
Weighted-average common shares, basic	32,958,288	32,958,288
Weighted-average common shares, diluted	32,958,288	32,958,288

Basic:	$(0.12)	$(0.24)
Diluted:	$(0.12)	$(0.24)

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

	September 30, 2024	December 31, 2023
Convertible debt	2,811,914,442	2,810,648,817
Warrants to purchase common stock	13,494,477	11,774,164
Incentive shares payable issued with convertible notes	5,758,375	1,568,250
Restricted stock awards	1,357,308	1,357,308
Options to purchase common stock	—	—
Total	2,832,524,602	2,825,348,539

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

SEPTEMBER 30, 2024

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

SEPTEMBER 30, 2024

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

As of September 30, 2024, and 2023, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3— NOTES PAYABLE AND CAPITAL LEASES

Non-Convertible Notes Payable

During the years ended December 31, 2022, and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, had original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2023, 2022, and 2021, the Company repaid or refinanced principal of $156,000, $310,000, and $817,521, respectively. During the nine month period ending September 30, 2024, the Company repaid $0 of the non-convertible notes payable. The balance of the non-convertible notes payable as of September 30, 2024 and September 30, 2023 was $792,637 and $792,637, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021 (the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed by former management. As of September 30, 2024, the SBA’s website shows those two remaining PPP loans reflected as “Charged Off”. As a result of this recent discovery, the Company has reinitiated forgiveness applications with the SBA and expects those loans to be forgiven in full during 2024. As of September 30, 2024 and December 31, 2023, the Company had a total of PPP loans payable of $1,341,485 and $1,331,318 including accrued interest, respectively.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Non-convertible notes payable including accrued interest as of September 30, 2024 and December 31, 2023 are comprised of the following:

	September 30, 2024	December 31, 2023
Notes Payable	$2,620,593	$2,861,425
Note Payable - Equipment	-	-
PPP Loans Payable	1,341,485	1,331,318
Less current portion	(2,620,593)	(2,861,425)
Long term portion	$1,341,485	$1,331,318

Fees and discounts are deferred and amortized over the life of the related note payable. For non-convertible notes payable, during the three and nine months ended September 30, 2024 and 2023, the Company recognized a total of $0 and $0 and $0 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at September 30, 2024 and December 31, 2023 was $0 and $0, respectively.

Convertible Notes Payable

10% OID Senior Secured Convertible Notes

The Company entered into Security Purchase Agreements with lenders for the sale of 10% original issue discount senior secured promissory notes (“10% Notes”) and warrants to purchase shares of the Company’s common stock equal to 50% of the face value. The 10% Notes accrue interest at 10% per annum payable quarterly, are convertible into shares of the Company’s common stock at the option of the holder at any time at a fixed ceiling price of $0.75 per share. The 10% Notes have full ratchet and anti-dilution provisions, a principal adjustment provision upon default, providing for a principal increase to 110% at maturity if unpaid, 120% at Nine months if unpaid and 130% at 12 months if unpaid. The 10% Notes were due March 31, 2022 and to date, all default provisions have been waived. The amounts due under the 10% Secured Convertible Notes are secured by assets of the Company pursuant to a security agreement.

At September 30, 2024 and December 31, 2023, the balance of 10% notes was $5,808,000 and $5,808,000, and accrued interest was $2,174,253 and $1,652,965, respectively. The Company did not accrue additional interest on the notes during the three month period ending September 30, 2024 as a result of the holders of the 10% Notes entering into exchange agreements with a fixed exchange value (see Note 5). During the three and nine months ended September 30, 2024 and September 30, 2023, the Company recognized $0 and $521,288 and $185,334 and $360,382 in interest expense, respectively.

35% OID Super Priority Senior Secured Convertible Notes

During the years ended December 31, 2023 and 2022, the Company entered into Security Purchase Agreements with lenders for the sale of 35% original issue discount senior secured promissory notes (“35% Notes”), warrants to purchase shares of the Company’s common and shares of the Company’s common stock as incentives. The 35% Notes have a 35% original issuance discount being amortized to interest expense through maturity, are non-interest bearing, are due at the earlier of nine months from the date of issue or upon the occurrence of a liquidity event and are prepayable by the Company at any time at a premium of 120% of the outstanding balance. Upon an occurrence of default, the 35% Notes are subject to 10% default interest and the holder shall have the right to convert the 35% Note and outstanding interest at the lower of a discount to market or subsequent financings. The amounts due under the 35% Notes are secured by assets of the Company pursuant to a security agreement.

At September 30, 2024 and December 31, 2023, the balance of 35% notes was $5,600,462 and $5,600,462, respectively. The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three and nine months ended September 30, 2024 and 2023, the Company recognized $0 and $0 and $3,852 and $6,478 in interest expense from the amortization of original issuance discounts, $0 and $0 and $0 and $1,672 in interest expense from the amortization of debt discounts from warrants and $0 and $0 and $0 and $900 in amortization of incentive shares, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company recognized $0 and $346,151 and $884,543 and $1,684,497 in default interest expense. The Company did not accrue additional interest on the notes in during the three month period ending September 30, 2024 as a result of the holders of the 35% Notes entering into exchange agreements with a fixed exchange value (see Note 5).

20% OID Convertible Notes Payable

During 2023 and 2024, the Company entered into Security Purchase Agreements with lenders for the sale of (i) 20% original issue discount unsecured promissory notes (“20% Notes”), (ii) warrants to purchase shares of the Company’s common stock equal to 150% of the face value of the 20% Notes, , and (iii) a number of incentive shares of the Company’s common stock equal to three times the face value of the 20% Notes. The warrants have a five-year term, exercisable at any time at the option of the holder at a cash exercise price equal to 85% of the per share price of Company’s common stock sold to third-party investors in a qualified financing. The 20% Notes accrue interest at 10% per annum, principal and interest are due at the earlier of nine months from the date of issue or upon the occurrence of a liquidity event. The 20% Notes mature six months from issuance and in the event the note is not paid upon the maturity date, the principal amount of the note shall be increased by 20% and the default interest rate of 18% will apply.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

During the nine months ended September 30, 2024, the Company issued 20% Notes with a face value of $1,265,625 and original issuance discounts of $253,125 for cash of $1,012,500. The holders received warrants to purchase 1,851,563 shares of the Company’s common stock and 3,703,125 incentive shares of the Company’s common stock. At September 30, 2024 and December 31, 2023, the balance of 20% notes was $1,734,375 and $468,250, original issuance discounts were $147,255 and $77,999, and accrued interest totaled $81,883 and $1,727 respectively.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three and nine months ended September 30, 2024 and 2023, the Company recognized $105,870 and $268,496 and $0 and $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $6,536 and $14,382 and $0 and $0 in amortization of incentive shares, respectively. The Company continued to accrue interest on the notes during the three month period ending September 30, 2024 as the holders of the 20% Notes are not participating in exchange agreements for the Series C Convertible Preferred stock (see Note 5).

Convertible notes payable are comprised of the following:

	September 30, 2024	December 31, 2023
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,808,000	$5,808,000
35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	1,734,375	468,250
Total	13,142,837	11,876,712
Less: unamortized discounts	(147,255)	(85,000)
Total	$12,995,582	$11,791,712
Less current portion	(12,995,582)	(11,791,712)
Long-term portion	$-	$-

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

On August 1, 2024, the Company entered into a lease of a clinic facility sixty six month triple-net lease agreement, to expire in 2029. The Company has one option to renew the lease for a five-year period on the same terms and conditions with fair market value rent increases.

On September 1, 2024, the Company entered into a lease of a clinic facility six year triple-net lease agreement, to expire in 2030. The Company has one option to renew the lease for a five-year period on the same terms and conditions with annual rent increases.

Maturities  of the above lease liabilities are as follows as of September 30, 2024:

2024	$120,920
2025	762,060
2026	541,613
2027	572,837
Thereafter	3,118,468
Total Lease Payments	5,115,898
Less Interest	(1,140,339)
Total Lease Liabilities	$3,975,559
Less: Current Portion	(515,020)
Long-Term Liabilities	$3,460,539

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

Upon receipt of the order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of September 30, 2024, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

During the nine months ended September 30, 2024 and September 30, 2023, the Company did not issue any shares of Series A preferred stock.

As of September 30, 2024 and 2023, the total Series A preferred shares outstanding were 147 and 147 shares, respectively.

Proposed Series C Preferred Convertible Stock

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

Common stock

During the nine months ended September 30, 2024 and September 30, 2023, the Company did not issue any shares of its common stock.

In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2024, the Company was to issue incentive shares of common stock. As of September 30, 2024, none of the incentive shares were issued and were recorded as a Common Share Payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The Company does not have an Incentive Stock Plan in place.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted share units as of December 31, 2023	1,357,308
Granted	—
Forfeited	—
Unvested restricted shares as of September 30, 2024	1,357,308

During the nine months ended September 30, 2024, the Company granted 0 performance-based, restricted stock units.

As of September 30, 2024, stock-based compensation related to restricted stock awards of $0 remains unamortized.

Warrants

The Company issued warrants in 2024 and 2023 in connection with debt issuances. Warrants to purchase shares of the Company’s common stock warrants have a five-year term, are fully vested upon issuance, exercisable upon the completion of a qualified financing typically at a cash exercise price equal to 93.75% of the per share price of Company’s common stock sold to third-party investors in that qualified financing. The Company issued 1,720,313 and 0 warrants for the nine months ended September 30, 2024 and September 30, 2023 respectively in connection with debt issuances. In the nine months ended September 30, 2024 and September 30, 2023, the issued warrants had an estimated fair value of $0 and $0, on the date of issuance, respectively.

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2023:	11,774,164
Issued	1,720,313
Exercised	—
Forfeited	—
Expired	—
Outstanding at September 30, 2024:	13,494,477

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit of $31,881,414 as of September 30, 2024 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the three and nine months ended September 30, 2024, the Company experienced net operating losses of approximately $817,207 and $3,884,911, respectively, and corresponding cash from operations of $1,318,978 and $685,385, respectively. As of September 30, 2024, the Company had an accumulated deficit of $67,817,915. This performance reflected challenges in operating and restructuring the company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the former CEO indictment in November 2018 and the bankruptcy from September 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the September 30, 2024 financial statements included in this filing.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2024, financial statements for subsequent events and transactions through November 6, 2024, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements.

On September 9, 2024, the Company filed an S-1/A with the Securities and Exchange Commission.

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

Results of Operations

Overview

For the nine months ended September 30, 2024, and September 30, 2023, we reported a net loss of $3,884,911 and $7,703,815, respectively, a decrease of $3,818,904 or 50%.  The decrease the net loss was attributable to a reduction in operating expenses and non-operating expenses for the nine months ending September 30, 2024 as compared to September 30, 2023, The decrease in operating expenses resulted from a decrease in selling, general and administrative expenses. The decrease in non-operating expenses was the result of decreases in interest expenses, including suspending of accruing interest on debt that was subject to the Series C Preferred Stock exchanges, and reduction in the amortization of original issue discount and deferred financing costs.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of total revenues:

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	9 Months Ended September 30, 2024	% of Revenue	9 Months Ended September 30, 2023	% of Revenue

Revenue
Revenue, net of discounts	$(19,801)	100%	$(13,450)	100%
Cost of sales	—	0%	—	0%
Gross (deficit) profit	(19,801)		(13,450)

Operating expenses
Compensation expense	330,815	-1671%	529,064	-3934%
Selling, general and administrative expenses	1,049,193	-5299%	1,856,290	-13801%
Depreciation expense	25,965	-131%	33,499	-249%
Total operating expenses	1,405,973	-7101%	2,418,853	-17984%
Operating loss	(1,425,774)	7201%	(2,432,303)	18084%
Other income (expenses)
Loss on sale of assets	5,250	-27%	(82,051)	610%
Miscellaneous income (expense)	—	0%	—	0%
Interest expense, net	(2,464,387)	12446%	(5,189,461)	38583%
Total other income (expenses), net	(2,459,137)	12419%	(5,271,512)	39193%
Loss from operations before income taxes	(3,884,911)	19620%	(7,703,815)	57277%
Income taxes expense (benefit)	—	0%	—	0%
Net loss	(3,884,911)	19620%	(7,703,815)	57277%

Preferred stock dividends	(69,624)		(67,523)
Net loss attributable to common shareholders	$(3,954,535)		$(7,771,338)

Basic and diluted income (loss) per common share
Net loss per common share	$(0.12)		$(0.24)
Weighted average number of common shares outstanding, basic and diluted	32,958,288		32,958,288

Nine Months Ended September 30, 2024, as Compared to Nine Months Ended September 30, 2023

The following is a discussion of the results of operations for the nine ended September 30, 2024, compared to the nine months ended September 30, 2023.

Revenues

Total revenue was ($19,801) for the nine months ended September 30, 2024, decreasing 47% from ($12,450) in the prior year. Net patient service revenue accounted for all of total revenue. The decrease in patient service revenue was the result of the reduction of service offerings and an increase in bad debt reserves.

Operating Expenses

Operating expenses include the following:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Salaries and benefits	$330,815	$529,064
Other operating expenses	—	—
General and administrative	1,049,193	1,856,290
Depreciation and amortization	25,965	33,499
Total operating expenses	$1,405,973	$2,418,853

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

Salaries and benefits decreased by 37% to $330,815 for the nine months ended September 30, 2024, compared to for the nine months ended September 30, 2023. The decrease was primarily due to the company’s strategic pivot initiative which includes a reduction in highly compensated physicians and contract staff for the interim period.

General and administrative expenses decreased by $807,097 or 43% to $1,049,193 for the nine months ended September 30, 2024 as compared to $1,856,290 for the nine months ended September 30, 2023. The decrease in spending is primarily related to lower facility, legal, and professional costs.

Depreciation and amortization decreased by $7,534 or 22% to $ for the nine months ended September 30, 2024, compared to $25,965 for the nine months ended September 30, 2023. The decrease is primarily due to the retirement or sale of physical therapy equipment.

Net Loss from Operations

Net loss from operations for the nine months ended September 30, 2024 totaled $1,425,774, which compared to a loss from operations of $2,432,303 for the prior year, a decrease of $1,006,529 or 41%. The reduction is a result of the operating expenses discussed above, partially offset by an increase in net revenue.

Interest Income (expense)

Interest expense decreased by $2,725,074 or 53% to $2,464,387 for the nine months ended September 30, 2024, which compared to interest expense of $5,189,461 for the nine months ended September 30, 2023. The decrease is primarily due to lower original issue discounts amortized to interest expense and suspending interest expense on debt that is committed to the Series C Preferred Stock exchange agreements.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $3,954,535 for the nine months ended September 30, 2024 as compared to net loss attributable to common shareholders of $7,771,338 reported for the same period in the prior year, a reduction of $3,816,803 or 49%.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $1,505 and accounts receivables, net totaling $49,201. This compared to cash of $1,468 and accounts receivable, net of $92,747 as of September 30, 2023.

The Company believes that the current cash balance as of September 30, 2024, along with continued execution of its business development plan, will provide the opportunity for the Company to further improve its working capital.

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

Net cash provided by our operating activities for the nine months ended September 30, 2024 totaled $685,385, which compared to net cash used in our operations for the nine months ended September 30, 2023 of $5,077,958. The increase of $5,763,343 in cash provided for the nine months ended September 30, 2024 was due primarily to decreases in accounts payable, short term debt, accrued liabilities, partially offset by an increase in other current assets associated with lease deposits on new leased clinic facilities.

Net cash flows used in investing activities was ($1,638,987) for the nine months ended September 30, 2024, compared to net cash provided of by investing activities $142,903 for the nine months ended September 30, 2023. The decrease in the net cash provided from investing activities in the nine months ended September 30, 2024 was primarily the result of an increase of right to use assets associated with new leased clinic facilities.

Net cash provided in financing activities was $942,500 for nine months ended September 30, 2024, compared to net cash provided in financing activities of $4,929,304 for the nine months ended September 30, 2023. The cash flows provided in our financing activities were the result of:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Proceeds from sale of common stock	$—	$—
Proceeds from sale of preferred stock	—	45,000
Proceeds from note payable	942,500	5,058,068
Proceeds from line of credit	—	—
Purchase of treasury stock	—	—
Payments on notes payable	—	(173,764)
Net cash provided by financing activities	$942,500	$4,929,304

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently not a party to any pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
3.2	Certificate of Designation for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed on August 14, 2024)
10.1	Form of Exchange Agreement (along with the form of Warrant, and form of Registration Rights Agreement, certificate of designation and form of term sheet) dated on or around July 8, 2024 between the Company and holders of Series A Convertible Preferred Stock, 10% Senior Secured Convertible Notes, 35% Senior Secured Convertible Notes, and certain other promissory note and warrants issued by the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on September 9, 2024)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.**

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 13, 2024	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ Ernest J. Scheideman Jr.
Ernest J. Scheideman Jr.
Interim Chief Financial Officer (Principal Financial Officer)

