Form 10-K
period 2024-12-31
First Choice Healthcare Solutions, Inc.
filed 2025-04-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $0.07 on that date, was approximately $115,045. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 14, 2025 was 32,958,288.

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

We do not believe FCHS experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). We believe that the total available and utilizable net operating loss (“NOL”) at December 31, 2024 was approximately $6.8 million and there was no limit under Section 382 of the Code on the use of these NOLs as of December 31, 2024.

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

Business Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in pivoting the Company’s strategy away from our historic orthopedic business model to a strategy of developing a national chain of innovative primary care and wellness clinics focused on providing life improvement services (anti-aging, weight management, and hormone replacement) and pharmacy services, in key high growth markets throughout the U.S. Although we still provide rehabilitative services on a limited basis, such as physical therapy, as part of our go-forward strategy, we will terminate all of our remaining legacy orthopedic and physical therapy services and focus the company resources on our strategy of building and operating primary care and wellness clinics.

Operating Subsidiaries

We have operated as First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012. Our corporate address is 95 Bulldog Blvd., Suite, 202, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. The information contained on our website is not incorporated by reference herein. We have historically operated our business through two wholly owned subsidiaries. The first wholly-owned subsidiary, FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice. The second wholly owned subsidiary, The Good Clinic Properties, LLC is the subsidiary under which we have leased clinic facilities. For the years ended December 31, 2024 and 2023, the Company experienced net losses of approximately $4,332,626 and $8,261,964 and corresponding cash outflows from operations of $1,613,289 and $6,795,445, respectively. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $68,172,287 and $63,933,006, respectively.

Our go forward strategy will be executed using a corporate structure of centralized management services designated as Leading Primary Care, Inc. (which will be the Company’s name after the proposed name change from First Choice Healthcare Solutions, Inc.) with three operating subsidiaries, The Good Clinic Group, Inc. (comprised of the primary care clinic locations nationally), The Good Clinic Properties, Inc. (which holds leases on all physical clinic locations), and Live Well Drugstore, Inc. (comprised of our current and future compounding pharmacy operations).

The current and proposed corporate structure of the Company pursuant to our go-forward strategy is as follows:

Current Corporate Structure:

Proposed Corporate Structure:

Our Legacy Healthcare Services Business

Historically, we offered fully integrated Orthopedic services, delivering diagnostics, surgery and treatment services. In addition, we offered a suite of imaging services, including X-Ray, MRI and ultrasound. The scope of quality of life services included interventional and pain management, orthopedic urgent care services, as well as physical and occupational therapy recovery services in the below areas.

Orthopedic

●	Foot & ankle service treating achilles tendonitis, tears, bunions, diabetic foot problems and ankle arthritis.
●	Hand & arm service treating hand and elbow disorders, carpal tunnel syndrome, trigger finger, nerve injuries, and complex hand & elbow fractures.
●	Hip & knee replacement service with healthcare providers specializing in innovative approaches to total hip replacement and total knee replacement using minimally invasive techniques.
●	Sports medicine services providing comprehensive treatment for sports-related injuries from recreational, amateur and professional sports.

Interventional Pain and Pain Management

●	First Choice Medical Group was a full musculoskeletal (MSK) wellness center for patients who have chronic musculoskeletal pain. Patients received treatment, guidance, and support to get back to living pain free.
●	Pharmacogenetic testing was used to minimize patient reactions to medications.
●	First Choice Medical Group offered alternatives to opioids such as pain pumps which are considered more effective than oral medication that allows meds to be absorbed quicker and more directly.
●	Outpatient ambulatory surgery for pain management.
●	L2 procedure room with Phillips C-arm, offering efficient procedures in a timely manner.

Physical Therapy/Occupational Therapy

●	First Choice Medical Group had multiple locations for physical therapy, geographically pinpointed for patient convenience.
●	First Choice Medical Group offered on-site custom splinting.
●	Physical therapists were trained in multiple modalities of treatment: Graston Technique®, Lymphedema wrapping, Acupuncture, Dry Needling, and Cupping.
●	First Choice Physical Therapy conducted free educational classes for the community to receive education regarding balance, back pain, etc.
●	Offered on site support to community for workplace ergonomics.
●	Provided onsite occupational health, including employer testing and exams.

In 2023, we began the transition to our future growth strategy, we curtailed offerings in certain services and focused on offering physical and occupational therapy. As stated previously, as part of our strategic shift to a national chain of primary care and wellness clinics, we will terminate all previously offered orthopedic and physical therapy services.

Material Corporate Events

As a result of the criminal charges brought against our former Chief Executive Officer, which he pled guilty to, we became involved in multiple legal proceedings which ultimately resulted in the Company being forced to file bankruptcy. See “Risk Factors-Our former Chief Executive Officer, Christian C. Romandetti, Sr. was arrested on November 15, 2018, on a conspiracy to commit securities fraud charges.” On June 15, 2020, the Company and its operating subsidiaries filed for bankruptcy in the Middle district of Florida. On February 22, 2021, the Company’s reorganization plan related to the Company’s June 15, 2020, filing of bankruptcy in the Middle district of Florida was confirmed. As a result of the confirmation, all litigation was settled or converted into unsecured creditors. In addition, the temporary equity classification relating to Steward Healthcare’s March 2018 investment in the Company was eliminated as part of a settlement agreement with Steward Healthcare. The final decree was granted on April 27, 2022, whereby the Company exited bankruptcy. See the Explanatory Note to this report on Form 10-K above and further details in Note 13 to the consolidated financial statements of the Company for the fiscal year ended December 31, 2024.

On June 25, 2020, a new board was seated, and our current CEO was appointed.

Strategic Pivot

In February of 2023, three of our four board members resigned as the Company management made the strategic decision to pivot away from the unprofitable orthopedic services portion of our business model, described above, to leveraging our management services infrastructure to support the development and growth of a national chain of branded primary care and wellness clinics following our exit from bankruptcy. The Company has migrated away from offering orthopedic services other than select physical therapy support. Following these resignations and shift in company strategy, our sole board member is Mr. Lance Friedman, the Company’s Chief Executive Officer (“CEO”). The Company has identified new board members and intends to bring in such persons to fill the full board of directors upon the completion of this offering.

To establish this new strategy, we took the following steps:

●	On July 20, 2023, the Company entered into a definitive purchase agreement to acquire all of the shares of the capital common stock of Pointe Medical Services, Inc., a Florida corporation, Pointe Med Pharmacy, Inc., a Florida corporation, Livewell MD, Inc., a Florida corporation, and Livewell Drugstore, Inc., d/b/a Tru Life Pharmacy, a Florida corporation for $15,800,000 to be paid in a combination of cash, assumption and/or payoff of debt, stock issuance, earn out, and performance bonus. Minority shareholders of Livewell Drugstore, Inc. will be given as consideration a fixed amount of restricted common stock in connection with the stock purchase of Livewell Drugstore, Inc. as is allocated based upon the Seller’s valuation of Livewell Drugstore multiplied by the minority shareholder ownership percentage.

●	On January 25, 2024, the Company entered into an asset purchase agreement to acquire all of the physical (primarily medical equipment, furniture and fixtures) and intangible assets (comprising the goodwill and the trademark ‘The Good Clinic’ registered on April 6, 2021 (Trademark No. 90077963)) of The Good Clinic, a Minnesota company, which is a primary care clinic concept specializing in providing whole person primary care and wellness, in an all-stock deal for $3,500,000.

Our Growth Strategy

Our go forward strategy is to utilize our two acquisitions and the current administrative infrastructure to create a national system of innovative, branded primary care and wellness clinics that also offers a suite of quality of life services. Our strategic commitment is to provide a more effective medical “home” by redefining primary care, through personalization of care and a broad spectrum of healthcare services that focus on improving the quality of life for our clients at every stage of their lives. We intend to deliver on this promise by providing a personalized care plan based on the client’s specific health needs / goals and their individual body chemistries. This will include an assessment of their current health state, a review of their current diet and lifestyle choices, as well as a battery of lab and genetic tests designed to determine any imbalances in their body functions.

Our provider staff will be comprised almost exclusively of Nurse Practitioners. The lower labor costs of employing Nurse Practitioners provides an approximate 25% margin improvement over the traditional primary care offices staffed with medical doctors. Additionally, studies prove Nurse Practitioners deliver care equal to and in some measures better than their physician counterparts.1 Our primary care clinics will offer and provide a robust suite of primary care services which are typically reimbursed in most commercial insurance policies and governmental insurance programs such as Medicare, Medicaid, and TriCare. These services will include:

●	Preventive care: Annual physical exams, vaccinations and immunizations, screenings (e.g., blood pressure, cholesterol, cancer, diabetes), health risk assessments, counseling on healthy lifestyle choices;
●	Diagnosis and treatment of acute conditions: Cold, flu, and respiratory infections, minor injuries (e.g., sprains, cuts), urinary tract infections (UTIs), gastrointestinal issues (e.g., indigestion, nausea);
●	Chronic disease management: Diabetes care, hypertension (high blood pressure) management, asthma and chronic obstructive pulmonary disease (COPD), heart disease and hyperlipidemia (high cholesterol);

1 American Association of Nurse Practitioners, “Discussion Paper on Quality of Nurse Practitioner Practice,” (2023); Barnett et. al, “The level of quality care nurse practitioners provide compared with their physician colleagues in the primary care setting: A systematic review,” (March 2022); Stanik-Hutt et. al, “The Quality and Effectiveness of Care Provided by Nurse Practitioners,” (September 2013); Carranza et. al., “Comparing quality of care in medical specialties between nurse practitioners and physicians,” (May 2020).

●	Women’s health services: Pap smears and pelvic exams, family planning and contraception, prenatal and postpartum care;
●	Men’s health services: Prostate exams, testicular exams, screening for erectile dysfunction;
●	Mental health care: Depression and anxiety screenings, stress management and counseling, substance abuse screenings, referrals for specialized mental health services;
●	Pediatric care: Well-child visits, growth and development monitoring, vaccinations and immunizations, acute illness care for children (e.g., ear infections, colds);
●	Geriatric care: Health assessments for older adults, fall risk assessments, management of age-related conditions (e.g., arthritis, memory loss);
●	Coordination of care and referrals: Referrals to specialists (e.g., cardiologists, dermatologists); and
●	Health education and counseling: Diet and nutrition advice, smoking cessation programs, exercise and fitness recommendations, chronic disease prevention.

Our current proformas and financial projections estimate these primary care services will represent approximately 85% of our clinic level revenue. The remaining 15% of our projected clinic level revenue will be generated by a suite of quality of life services to include, anti-aging regenerative medicine, hormone replacement therapy, Botox treatments, cosmetic dermatology, medically assisted weight management, and biohacking which are primarily self-pay. Under the self-pay model, the patient pays for the healthcare services out of pocket without the expectation of any reimbursement from private or governmental insurance plans/ services. Offering services outside a patient’s insurance plan may require the company to discount these services, which in turn could negatively impact our revenue and profitability targets set for these services. For additional details regarding the risks in relation to such quality of life services under the new growth strategy being primarily self-pay, please see “Risk Factors - Our quality of life services will be based primarily on the self-pay model, which could lead to fewer patients utilizing these services or the need for us to discount such services, which could limit our growth and negatively impact our operations resulting in us missing our financial projections.” on page 34.

We intend to differentiate our clinics from our competition by establishing our centers as the premier destinations for patient-centric personalized care, coordinated across our patients’ entire care continuums. By doing so, we expect to deliver more meaningful and collaborative provider-patient experiences, more effective treatment plans, faster recoveries, and reduced costs resulting from improved care coordination.

Our business model is centered on providing the right personalized care to patients with the objective of improving their overall quality of life. Our providers will have the ability to refer patients to our on-site laboratory diagnostic, internal compounding pharmacy, and quality of life services when medically appropriate. By consolidating these cutting-edge quality of life services (which are generally self-pay services) with our internal compounding pharmacy we believe that we will not only deliver a better healthcare experience for our clients, but we will also deliver greater revenue opportunity for the clinics through the sale of prescription medications and over the counter nutraceuticals at attractive margins for the Company.

While we are confident in the market size of our business opportunity, the strength of our strategy, and the experience of our management team, we face well established, specialized competitors including but not limited to virtual competitors (e.g. Hims, Ro, REX MD, or Renew Youth for men’s health, Alloy and Midi for women’s health), brick and mortar clinics (e.g. Revibe, Herself Health, Oak Street Medical, or One Medical), and individual private practices specializing in a subset of the services we will provide. The market for healthcare solutions including primary care clinics, online medical providers and compounding pharmacies is competitive. We operate in a fragmented healthcare market with direct and indirect competitors that offer varying levels of systemic medical services. Our financial success is contingent on our ability to address the needs of patients efficiently and with superior service experience and medical outcomes compared to our competitors. We believe our strategy of combining a full suite of primary care services and the specialized services of our competition in an operational environment focused on providing high quality care, excellent customer experience, personalized care plans and personalized medications will deliver our desired financial performance.

A key pillar of our growth strategy is the acquisition, operation, and expansion of LiveWell Drugstore Inc., d/b/a TruLife Pharmacy. This compounding pharmacy is operating at 3516 Enterprise Way #7, Green Cove Springs, Fl 32043. In the current configuration, the prescription compounding facilities occupy approximately 3,600 square feet of space with the opportunity for immediate expansion into an additional 1,700 square feet to accommodate increased compounding prescription demand. In addition to the expansion investment in physical infrastructure, management intends to invest in administrative improvements focused on improving the efficiency of the current operation. Tru Life Pharmacy currently maintains active licenses in the states of Florida, Georgia, and Mississippi. In accordance with both state and federal pharmacy regulations, our strategy includes increasing the number of state licensures to include each of the states in which we operate our primary care clinics going forward.

Immediately after the closing of this offering, we will use the proceeds to, among other uses, complete the 100% stock purchase acquisition of LiveWell Drugstore, a currently operating compounding pharmacy. We intend to immediately utilize the current and unused capacity of this successful compounding pharmacy to facilitate our differentiating clinical strategy of offering personalized treatment plans enhanced with personalized prescription medication, when medically appropriate, at an overall lower cost for our clients. Our ability to deliver on this promise is the proven operations of the acquired medication compounding facility, offering both sterile and nonsterile formulations, that will fulfill most of the recommended prescribed therapies for our patients on a system-wide scale. As we grow the number of clinics, we may add other compounding pharmacies that would then supply medications to clinics within a specific region. This centra-fill approach to pharmacy care facilitates the Company’s ability to provide enhanced patient experience with initial medication fills, refill management, personalized medication counseling and the secure and private delivery of prescribed medications directly to the patient’s home or their choice of clinic location while simultaneously maximizing profitability via consolidated overhead and operating expenses. In addition to the fulfillment of individualized patient medication orders, also referred to as 503A, the Company intends to expand its compounding services to include non-patient specific medications, referred to as 503B, which will enable it to provide sterile and non-sterile medication inventories to patient care facilities that are owned and operated by the Company, as well as any unaffiliated patient care centers wishing to purchase compounded inventories.

The strategy of offering compounded medications carries significant risks to our business growth and financial performance and it represents potential liability issues. Although a compounding pharmacy can provide a stop gap alternative source of supply when medicines are in short supply and can offer customized pain medications, cancer drugs, hormone replacements, erectile dysfunction shots and other personalized medications, the successful operation of a compounding pharmacy requires technically trained staff, specialized equipment, strict facility management to maintain proper sterile conditions and detailed policies and procedures. Any unforeseen disruption in chemical component supply can halt our ability to produce and deliver the personalized medications we are offering our patients. This could result in a failure to deliver to the expectations of our clients and loss of revenue and a poor financial return on the investment in the compounding pharmacy. These risks may be particularly heightened during the initial stages of executing our growth strategy, when we plan to operate with only one such compounding pharmacy. In addition, operating a compounding pharmacy comes with significant regulatory risks due to the stringent oversight from both state and federal agencies, primarily the U.S. Food and Drug Administration (FDA) and state boards of pharmacy. Our compounding pharmacy will have to strictly adhere to laws governing the preparation and dispensing of customized medications, ensuring compliance with standards set by the FDA’s Current Good Manufacturing Practices (CGMP) and the United States Pharmacopeia (USP), particularly USP Chapter <795> (non-sterile) and <797> (sterile compounding). Regulatory risks include failing to maintain sterile environments, improper labeling, or compounding medications from ingredients that are not FDA-approved. Noncompliance with the applicable regulations can result in penalties, product recalls, or suspension of operations. Our compounding pharmacy will also be required to perform significant tracking and documenting of every aspect of the compounding process to avoid liability issues, particularly with adverse patient outcomes. Given the heightened scrutiny on safety, we will have to constantly audit our processes to mitigate the risk of violations that could result in legal action or reputational damage.

Every clinical member of our provider teams will have cloud-based access to a robust Electronic Medical Record (EMR). Our EMR system fully complies with Stages 1 and 2 Meaningful Use standards defined by the Centers for Medicare & Medicaid Services Incentive Programs. These programs govern the use of electronic health records and allow us to earn incentive payments from the U.S. government, pursuant to the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009. By employing this shared electronic medical record infrastructure, all patent information will be available across all Company supported healthcare locations including our compounding pharmacy. This technological investment and its utilization will significantly reduce the hazards associated with disparate healthcare information systems. The Company’s centra-fill pharmacists will have both the electronic prescription order as well as the complete medical record available to allow a rapid and thorough evaluation for any potential negative interaction with medications the patient is currently taking as well as avoiding negative impact on health conditions that patient may have. The ability to rapidly communicate with the prescribers regarding alternative medication therapies, when clinical scenarios arise warranting a change in pharmaceuticals, also allows for enhanced personalized patient experience and higher quality outcome. This powerful combination of personalized treatment plans and individualized medication therapeutics will provide us with a significant competitive advantage for attracting and retaining our patients. We anticipate that our clinics will have the added benefit of economies of scale, via billing, collections, purchasing, advertising, and compliance, which can each be fully leveraged to reduce expense and fuel income growth. We also aim to increase awareness of our brand by aligning with patients, medical institutions, insurers, employers, and other healthcare stakeholders in local markets that share our core values.

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

A key to our success will be our ability to provide the support of an experienced management team. The breadth of expertise of our employee base allows us to perform billing, compliance, accounting, marketing, advertising, legal, information technology and record keeping functions on behalf of our primary care clinics.

Specifically, we will provide all the administrative services necessary to support the practice of medicine by our Nurse Practitioners and primary care clinical staff:

●	Recruiting and Credentialing. Our experience in managing our historical orthopedic business with the addition of management team members’ operational expertise gained in our acquisitions provides us what we believe to be a solid base of experience in locating, qualifying, recruiting, and retaining experienced Health Care Providers. In addition to the verification of credentials, licenses and references of all prospective healthcare provider candidates, each caregiver undergoes Level 2 background checks.

●	Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all our Health Care Providers; and we are responsible for billing, collection and reimbursement for services rendered by our clinics. Most of our third-party payors remit by EFT and wire transfers. Accordingly, every aspect of our business is positioned to achieve high productivity, lower administrative headcounts and lower per patient expenses. We provide our Nurse Practitioners with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all services provided; and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing, and collection of revenue for medical services. All our billing and collection operations will be controlled from our business offices located at our corporate headquarters in Melbourne, Florida.

●	Risk Management and Other Services. We maintain professional liability coverage for our group of healthcare providers. In addition, we provide a multi-faceted compliance program that is designed to assist our primary care clinics to fully comply with increasingly complex laws and regulations. We also manage all information technology, facilities management, legal support, marketing support, regulatory compliance, and other services.

Developing and operating additional primary care clinics in other geographic areas will take advantage of the economies of scale for our administrative back-office functions. Our business development plan calls for expansion in other cities and states at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each geographic region. We believe that the scalable structure of our administrative back-office functions can efficiently support our expansion plans.

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

If we do not have a contractual relationship with a health insurance payor, we will notify the patient prior to the delivery of services and offer them the option of self-pay with instructions on how to file an out of network claim with their payor. Although we maintain standard billing and collections procedures, we will also provide discounts and/or payment option plans in certain hardship situations where patients and their families do not have the financial resources necessary to pay the amount due at the time services are rendered. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account and are reviewed and approved by senior management.

U.S. Healthcare Market Outlook

According to a recent report published by The Centers for Medicare & Medicaid Services (“CMS”) which examined the market for 2022,2 health care expenditures continue to consume an increasing portion of most economies. In the U.S., health care spending increased 4.1% to $4.5 trillion in 2022, and now represents 17.3% of the U.S. Gross Domestic Product (“GDP”). An aging population and high levels of chronic conditions are contributing to expectations that healthcare expenditures will continue growing faster than the economy. The CMS estimates annual U.S. healthcare spending will grow at an average rate of 5.4% through 2031 and reach $7.1 trillion, or 19.6% of U.S. GDP, by 2031 we believe this trajectory is unsustainable and supports the widespread call for investment in expanding access to primary care.

Despite the high cost of healthcare in our country, the quality of care in America also ranks among the worst in the industrialized world with chronic disease treatment representing 90% of our US healthcare spending and affecting over 60% of the adult population, according to the CDC. They are also the leading cause of death.

The care environment has long been characterized by unacceptable levels of practice variation and poor patient experience. There have been few effective incentives and little educational effort to inform and encourage consumers to adopt healthy behaviors. Also, the system has suffered from internal financial pressures to encourage providers to speed through patient encounters versus providing optimal personalized care. Moreover, much has been written such as the articles by Forbes magazine in September and October 20223 about the belief that stakeholders in the healthcare supply chain – consumers, providers, purchasers – are disconnected from one another, and their incentives are misaligned. Healthcare information does not flow easily among them, and they sometimes work at cross purposes. This fragmentation has fostered tremendous inefficiency, waste, and unnecessary redundancy, which ultimately compromises the delivery of quality care and the achievement of optimal outcomes. It is believed that it is these complex challenges that have helped create our healthcare affordability crisis.

The Patient Protection and Affordable Care Act (“PPACA”) and The Healthcare and Education Reconciliation Act of 2010 were signed into law to provide economic incentives and influence healthcare providers to facilitate delivery of coordinated, cost-conscious and affordable care to all Americans. In early 2014, the Health Insurance Marketplace began making it easier for people to compare qualified health plans, get answers to questions, find out if they are eligible for lower costs for private insurance or health programs like Medicaid and the Children’s Health Insurance Program, and enroll in health coverage.

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

As a healthcare organization, we face significant risks due to the highly complex regulatory environment in the US, particularly when dealing with both commercial and governmental payers such as Medicare, Medicaid, and TRICARE. The constantly evolving nature of healthcare regulations—covering reimbursement rates, billing codes, quality standards, provider licensure / credentialing, patient privacy — poses a continual compliance challenge. Failure to adhere strictly to these regulations can lead to severe financial penalties, exclusion from federal programs, and even criminal charges for fraud. For example, improper billing or coding errors in Medicare claims can trigger audits, fines, and repayments that could destabilize our financial health.

2 The Centers for Medicare & Medicaid Services, Reports titled “National Health Expenditures 2022 Highlights”, (December 13, 2023); “CMS Releases 2023-2032 National Health Expenditure Projections,” (June 12, 2024).

3 Forbes, “Addressing The Disconnect Between American Healthcare And Modern Society,” (September 16, 2022); Forbes, “In Our Flawed Healthcare System, Patients Need To Take More Control,” (October 20, 2022).

Moreover, as a management team we must navigate varying state level requirements as we expand to multiple new markets across the country. These state specific regulatory requirements often include different, sometimes conflicting rules, adding complexity to the successful execution of our strategic plan and financial success. Inadequate training of staff, misinterpretation of policies, or breakdowns in administrative processes can lead to noncompliance. Beyond financial repercussions, these risks extend to reputational damage, reduced patient trust, and loss of contracts or government partnerships, which could undermine our long-term viability. Therefore, we must invest heavily in compliance programs, legal counsel, and internal audits to mitigate these risks.

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

Government Reimbursement Requirements

In order to participate in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. These programs provide for reimbursement on a fee-schedule basis rather than on a charge- related basis, we generally cannot increase our revenue by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, several proposals to limit or reduce Medicare reimbursement for various services.

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

Compliance Program

We maintain a compliance program that reflects our commitment to complying with all laws, rules, and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

●	a Compliance Committee consisting of our senior executives.

●	our Code of Ethics, which is applicable to our employees, officers, and directors.

●	a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to our Chief Executive Officer, or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws.

●	an organizational structure designed to integrate our compliance objectives into our corporate offices and primary care clinics; and

●	education, monitoring, and corrective action programs, including a disclosure policy designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.

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

Acquisitions

The Company has entered into definitive purchase agreements to acquire the following four companies.

Pointe Medical Services

Pointe Medical Services (“Pointe Medical”) is a primary care & internal medicine clinic specializing in whole person healthcare and partnering with their clients to achieve optimal health. Pointe Medical is continually striving to educate patients in maintaining a healthy lifestyle in the interest of preventing disease and improving their quality of life.

At Pointe Medical, the following services are offered:

●	Family Medicine from children to seniors
●	Internal Medicine & Wellness
●	Women’s & Men’s Care
●	Diagnostic Services: (Bone Density, Body Composition, EKG, etc.)
●	Dietary Consultations/Nutraceuticals/Peptides
●	Medi spa Services: Botox, Juvéderm
●	Laboratory Testing includes pharmacogenetic testing.
●	Weight Loss
●	Hormone Replacement Therapy

Live Well Drugstore

Live Well Drugstore (“Live Well”) is a full-service compounding pharmacy located in Northeast Florida which delivers an assortment of medications used to treat various illnesses and conditions. Live Well has United States Pharmacopeia 795 and 797 compliant facilities providing specialty medications for their patients. The organization has the ability to expand to other practices focusing on overall health & personalized care. It is the mission of Live Well to provide clients with the best comprehensive medical care available, including a variety of in-house services focused on treating and educating our clients on the wide variety of health problems that develop as we age, or we acquire through injury or illness.

Specializing in:

●	Hormone Optimization
●	Sexual Enhancement
●	Anti-Aging
●	Weight Management
●	Pain Management

Once the acquisition is closed, management plans to begin the process of attaining FDA approval for Live Well to become an FDA-registered 503B pharmacy, which allows it to provide services to a much larger population. Although management believes the process can be completed in a reasonable time, the process has not commenced yet and we may find that Live Well cannot qualify for this designation, or the process may take longer than anticipated.

Compounding pharmacies can provide a stop gap alternative source of supply when medicines are in short supply and can offer customized pain medications, cancer drugs hormone replacements, erectile dysfunction shots and other personalized medications. We believe Live Well is well positioned to provide compounded versions of unavailable commercial medications to patients and providers. After attaining 503B status, Live Well will be able to provide custom compounded medications for in-office administration by medical providers. Additional examples of products we plan to offer include IV antibiotics, IV therapy such as Chelation treatments, Vitamin C and/or Vitamin D3 infusions, Myers Cocktails, injectable steroids such as Testosterone, amino acid therapy, and many other treatments that may be difficult to obtain. As the volume of business increases, we plan to expand our compounding pharmacy operations to other states to make these same services available to more patients across the country. This will require additional staffing and administrative oversight costs to expand the contractual relationships we have established with our raw product suppliers needed to deliver the planned compounded medications. The Company is also actively seeking additional qualified and FDA approved suppliers for these components to minimize supply disruptions caused by raw material shortages. Any failure to expand relationships with raw product suppliers or partners with additional qualified suppliers may impact our ability to timely source the materials required for preparation and delivery of such unavailable commercial medications, which may have an adverse effect on our business and results of operations.

Pointe Med Pharmacy

Pointe Med Pharmacy (“Pointe Med”) is a full-service community pharmacy offering a broad range of medications many of which are covered by third-party insurance plans. In addition to traditional manufactured medications, Point Med also compounds custom prescription drugs pursuant to a medical provider’s order. Pointe Med specializes in compounding for hormone replacement therapy, pain management, anti-aging, sexual enhancement, and weight management.

Pointe Med is a provider for the following major insurance companies, among others:

●	Aetna
●	Ambetter
●	Avmed
●	Beechstreet
●	Blue Cross Blue Shield
●	Cigna
●	First Health
●	Great West
●	Humana
●	Medicare and most Medicare Replacement Plans
●	Oscar

●	PHCS
●	Railroad Medicare
●	Tricare Standard/Prime
●	United Healthcare

The Good Clinic

The Good Clinic (“Good Clinic”) is an innovative healthcare concept that we believe has the potential to redefine primary care delivery. The Good Clinic concept is based on a tech-forward, relationship-driven approach to primary care in clinics staffed by Nurse Practitioners. These clinics will be placed in the retail space typically available in high density housing buildings. This street level retail location strategy offers the competitive advantages of ease of access and convenience for healthcare consumers as well as allowing the developers of high-density housing to offer their tenants a unique, innovative, and differentiating amenities.

The key differentiator of The Good Clinic is the operational focus of delivering personalized treatment plans based on the individualized healthcare needs and goals of clients as well as offering convenience and quality by providing expanded primary care and quality of life healthcare both in the clinics as well as via telehealth. This strategy allows the Nurse Practitioners to address not just patients’ immediate concerns but thinking ahead to their overall well-being.

The assets in this acquisition include physical assets (medical equipment, computers, signage, furniture, and exam tables) and intangible assets (goodwill), to establish the first four clinics. We believe the acquisition of this concept will complement the Point Medical acquisition in a new market outside of Florida. The acquisition will facilitate our ability to bring a more personal approach to primary care – connecting patients with a knowledgeable, compassionate team of professionals as well as allowing The Good Clinic to utilize Live Well Drugstore creating expanded revenue streams for the Company.

Our Competitive Strengths

Although the healthcare services market is highly competitive, we believe the following strengths and market dynamics provide us with a competitive advantage in opening five (5) clinics by December 2025. As additional capital is available to the Company, we will pursue opening a total of thirty (30) new clinics in the next four years:

●	Experienced management team - with a proven track record of growing healthcare services companies, including companies operating in our current space.

●

Cost Advantage - Based on Bureau of Labor Statistics for primary care providers, the May 2023 median annual pay for a Nurse Practitioner was $126,260 compared to the median annual pay for Family Medicine Physicians which was $240,790. CMS established Nurse Practitioners reimbursement at 85% of physician reimbursement for the same medical, surgical, and diagnostic procedure or service. Based on these considerations, we believe we will have at least a twenty five percent (25%) labor cost advantage over the traditional primary care service providers by employing Nurse Practitioners as the primary healthcare professionals as compared to a traditional physician-employed primary care model.

●	Diversified product line including

○	Insurance paid (Commercial, Medicare and Medicaid)
○	Preventative care
○	Hormone replacement therapy
○	Women’s health
○	Men’s health
○	Regenerative medicine
○	Appropriate aging
○	Functional medicine
○	Bio hacking
○	Personalized care
○	Nutrition coaching
○	Medically assisted weight loss
○	Population health services management
○	Telehealth care
○	Laboratory services
○	Pharmacy care focused on personalized care for our clients. (higher margin compounding pharmaceutical products streamlined distribution to patients)
○	In-clinic product sales of vitamins, and nutraceuticals self-pay services utilizing medically appropriate treatments not covered by insurance for whole health improvements.

●	Large healthcare market opportunity

○	U.S.’s total spending on healthcare equaled 17.3% of GDP at about $4.5 trillion in 2022 according to the Centers for Medicare & Medicaid Services.
○	Grand View Research, in one of their independent reports[4] values the US primary care market at $271.0 billion in 2023 and expects it to expand at a compound rate (CAGR) of 3.36% from 2024 to 2030. The WHO calls primary health care “the most inclusive, equitable, cost-effective and efficient approach to enhance people’s physical and mental health, as well as their social well-being.” CMS in their Primary Care First Model brief notes, “Primary care is central to a high-functioning healthcare system and thus, there is an urgent need to preserve and strengthen primary care.” The Good Clinic locations will provide net new primary care access for the US healthcare consumer.

Our Healthcare Services Business

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

We intend to open primary care clinics around the United States in select markets, utilizing the experience, expertise, and training of licensed, advanced degreed nurse practitioners (“Nurse Practitioners”). Nurse Practitioners have a lower employment cost and provide a 25% higher margin than MD’s staffed clinics. Nurse Practitioners focus on longitudinal patient care increasing early detection and improving the management of chronic and acute care conditions.

We intend that our clinics will provide complete primary care, basic behavioral healthcare including care in the areas of depression, anxiety and attention deficit hyperactivity disorder and basic dermatological services in the areas of Botox injections, skin procedures, biopsies, cancer screening and acne treatment for our consumers. The practices will focus on whole-person health and prevention. With the support of our compounding pharmacy operation, we believe that we will be positioned to offer cutting edge personalized medicine including Hormone Replacement Therapy (“HRT”), Testosterone Replacement Therapy (“TRT”), Peptides, and Biohacking. We seek to create a jointly developed long term personalized care plan with each individual that focuses on the patient’s individual quality of life goals. Our practices will accept most major commercial insurances, Medicare, Medicaid, and self-pay patients. We support pricing transparency and maintain a published price list for self-pay patients.

In addition to the traditional fee-for-service medical care, we will offer a variety of services focused on personalized care for both individuals and self-funded employers. Our personalized care offers will include dermatological services, weight management, nutritional and diabetes coaching. Most of our personalized care products and services will not be covered by insurance and will be paid for by the consumer at the time of service. We will offer our services both in the clinics, as well as via telehealth and will seek to facilitate same day and next day appointments for the client’s convenience.

Our team is committed to compassionate care, patient education, and improving the lives of our patients. Care is focused on each patient’s full continuum of care, which requires a more personalized approach to treatment. It is the mission of our team to customize care to ensure that each patient’s needs, values, and choices are always considered.

Our patient-centric culture strives to include providing an inviting, easily accessible, peaceful, healing environment that is aesthetically pleasing and designed specifically to allay patient fear, anxiety, and discomfort. The design and decor of our clinic lobbies and diagnostic and treatment rooms are intended to define and reinforce a strong and relevant brand image of quality, patient-centered care.

Time is allocated to patient education and prevention with follow up visits to track the health journey and monitor improvements and increase patient satisfaction.

4 Grand View Research, “U.S. Primary Care Physicians Market Size, Share & Trends Analysis Report” (November 2023).

Market Opportunity

According to a recent report published by CMS which examined the market for 2022,5 health care expenditures continue to consume an increasing portion of most economies. In the U.S., health care spending increased 4.1% to $4.5 trillion in 2022, representing 17.3% of the U.S. Gross Domestic Product (“GDP”). An aging population and high levels of chronic conditions are contributing to expectations that health care expenditures will continue growing faster than the economy. The CMS estimates annual U.S. healthcare spending will grow at an average rate of 5.4% through 2031 and reach $7.1 trillion, or 19.6% of U.S. GDP, by 2031 we believe this trajectory is unsustainable and supports the widespread call for investment in expanding access to primary care.

As published by Forbes Books February 23, 2024:6

●	Adults in the U.S. who have a primary care provider have a 19% lower chance of premature death than those who only see specialists for their care.
●	Patients with a primary care provider save 33% on healthcare costs compared to those who only see specialists.
●	Catching and treating problems during regular check-ups is far less expensive than treating an advanced illness — in fact, if everyone saw a primary care provider first for their care, it would save the U.S. an estimated $67 billion each year.

While we are confident in the market size of our business opportunity, the strength of our strategy, and the experience of our management team, we face well established, specialized competitors including but not limited to virtual competitors (e.g. Hims, Ro, REX MD, or Renew Youth for men’s health, Alloy and Midi for women’s health), brick and mortar clinics (e.g. Revibe, Herself Health, Oak Street Medical, or One Medical), and individual private practices specializing in a subset of the services we will provide. The market for healthcare solutions including primary care clinics, online medical providers and compounding pharmacies is competitive. We operate in a fragmented healthcare market with direct and indirect competitors that offer varying levels of systemic medical services. Our financial success is contingent on our ability to address the needs of patients efficiently and with superior service experience and medical outcomes compared to our competitors. We believe our strategy of combining a full suite of primary care services and the specialized services of our competition in an operational environment focused on providing high quality care, excellent customer experience, personalized care plans and personalized medications will deliver our desired financial performance.

Objective of Acquisitions: Offering Personalized Care

Target market:

The target market for our prospective personalized care business includes individuals of all ages who are interested in improving their quality of life and overall health and well-being, focusing not only on the basics of primary care but also on anti-aging, medical weight loss, regenerative medicine, biohacking, obesity reduction, stem cell therapies and sexual health. We aim to focus on urban and suburban areas in states (currently 27 and the District of Columbia) that grant Nurse Practitioners full practice authority and where we believe there is high demand for personalized care services and products. Our initial expansion will focus on building operations in northeast and southwest Florida and Minnesota for 2025 and 2026. We have initiated evaluation of the Denver and Phoenix markets for potential future expansion opportunities.

5 The Centers for Medicare & Medicaid Services, “National Health Expenditures 2022 Highlights”, (December 13, 2023); The Centers for Medicare & Medicaid Services, “CMS Releases 2023-2032 National Health Expenditure Projections,” (June 12, 2024).

6 Forbes Books, “Primary Care: Why it is important and how to increase access to it,” (February 23, 2024).

Products and Services:

Our company aims to offer a range of personalized care services and products to meet the needs of our target market. We aim to provide a variety of medical weight loss, bio-identical hormone replacement therapy and other personalized therapies. We will also offer nutrition coaching to help clients develop healthy eating habits and customized meal plans. In addition, we will offer a monthly subscription service to our clients that offers a reduction in our prices for all non-insurance-based pharmacy services, creating value for both the client and the Company.

Marketing and Sales:

Our marketing strategy includes a variety of marketing channels such as digital ads, SEO optimization, as well as select radio and television advertising to reach our target market. We will enhance these efforts with employer programs, social media advertising, email marketing, and influencer partnerships. We will also leverage word-of-mouth referrals by providing excellent customer service, by creating a welcoming and supportive environment. In addition, we will offer introductory discounts and referral incentives to encourage new customers to try our services. We will also set up an internal referral program where providers identify the customer’s needs and make a recommendation to our other services and programs.

Overall Strategy:

The personalized care industry presents a significant growth opportunity for our business to differentiate our approach to primary care. By offering high-quality services and products, we aim to become a leading provider of personalized care solutions and achieve long-term success. With a strong marketing and sales strategy and a focus on customer satisfaction, we are confident in our ability to achieve our growth goals and become a top player in the industry.

MEDICAL WEIGHT LOSS

The pharmaceutical weight loss market includes prescription and over-the-counter medications that are used to aid weight loss.

Market Size and Growth:

According to a report from Goldman Sachs Research in October 2023,7 the pharmaceutical weight loss market size was valued at $6 billion and could grow to $100 billion by 2030. The increasing prevalence of obesity and physical and psychological issues of being overweight has fueled the growing demand for weight loss medications and programs. The rising awareness of the benefits of weight loss are some of the factors driving the growth of the pharmaceutical weight loss market and personalized care industry.

Application Segments:

The pharmaceutical weight loss market can be segmented by application, including obesity, type 2 diabetes, and others. The obesity segment is expected to hold the largest market share due to the high prevalence of obesity and overweight people, particularly in developed countries.

Product Segments:

The pharmaceutical weight loss market can also be segmented by the type of product, including appetite suppressants, fat absorption inhibitors, and others. The appetite suppressants segment is expected to hold the largest market share due to their ability to reduce hunger and promote satiety.

7 Goldman Sachs, “Why the anti-obesity drug market could grow to $100 billion by 2030,” (October 30, 2023).

End-User Segments:

The pharmaceutical weight loss market can be segmented by end-users, including hospitals and clinics, retail pharmacies, and others. The retail pharmacies segment is expected to hold the largest market share due to the availability of over-the-counter weight loss medications.

HORMONE REPLACEMENT THERAPY (“HRT”)

Hormone Replacement Therapy includes Estrogen Replacement Therapy, Human Growth Hormone Replacement Therapy, Thyroid Replacement Therapy, Testosterone Replacement Therapy, and others. Each of these segments has gained significant attention in recent years.

HRT is commonly used to treat symptoms of menopause, such as hot flashes, night sweats, and mood swings, as well as symptoms of aging, including decreased energy levels and libido.

Market Size and Growth:

According to Global Market Insights’ November 2023 report, the HRT market size was valued at $6.9 billion in 2022 and is expected to grow to $13.4 billion by 2032.8 The increasing prevalence of menopausal symptoms, the rising awareness of the benefits of HRT, and the growing demand for personalized medicine are some of the factors driving the growth of the HRT market.

Application Segments:

The HRT market can be segmented by application, including menopause, hypothyroidism, fatigue, low libido, erectile dysfunction, and others. The menopause segment is expected to hold the largest market share due to the population of women reaching menopausal age and experiencing menopausal symptoms of their mothers and the rising awareness of the benefits of HRT in treating these symptoms.

Product Segments:

The HRT market can also be segmented by the type of product, including creams and gels, pills and tablets, patches, injections, and others. The creams and gels segment are expected to hold the largest market share due to their ease of use and convenience.

End-User Segments:

The HRT market can be segmented by end-users, including hospitals and clinics, specialty centers, and others. The specialty centers segment is expected to hold the largest market share due to its expertise in HRT and personalized treatment options.

PEPTIDES:

Peptides are short chains of amino acids that play an essential role in various biological processes, including protein synthesis, cell signaling, and immune response. Peptides have been gaining significant attention in the pharmaceutical and biotech industries due to their potential therapeutic applications, including drug development and personalized medicine.

Market Size and Growth:

According to the November 2023 report from Global Market Insights,9 the US peptides market size was valued at USD $17.8 billion in 2022 and is expected to grow at a CAGR of 7.0% from 2023 to 2030. The increasing prevalence of chronic diseases such as cancer, diabetes, and cardiovascular diseases is one of the major drivers of the growth of the peptides market. Additionally, the growing demand for peptide-based drugs and the increasing investments in research and development activities are expected to further drive market growth.

8 Global Market Insights, “U.S. Hormone Replacement Therapy Market,” (November 2023).

9 Global Market Insights, “U.S. Peptide Therapeutics Market,” (November 2023).

Application Segments:

The peptides market can be segmented by application, product, technology, and end-user. Based on application, the market can be segmented into cancer, metabolic disorders, cardiovascular diseases, respiratory diseases, infectious diseases, and others. The cancer segment is expected to hold the largest market share due to the increasing incidence of cancer worldwide.

Product Segments:

The peptides market can also be segmented based on the type of product, such as branded and generic peptides. Branded peptides are expected to hold the largest market share due to the high cost of development and manufacturing.

Technology Segments:

The peptide market can be segmented based on technology, such as solid-phase peptide synthesis, liquid-phase peptide synthesis, and recombinant DNA technology. Solid-phase peptide synthesis is the most used technology for peptide synthesis due to its high efficiency, flexibility, and cost-effectiveness.

End-user Segments:

The peptides market can be segmented based on end-users, such as pharmaceutical and biotech companies, academic and research institutes, and contract research organizations. The pharmaceutical and biotech companies’ segment is expected to hold the largest market share due to the increasing demand for peptide-based drugs.

Conclusion:

Overall, the peptides market is expected to witness significant growth in the coming years, driven by the increasing prevalence of chronic diseases, the growing demand for peptide-based drugs, and the increasing investments in research and development activities. With the development of new technologies and the increasing focus on personalized medicine, the demand for peptides is expected to further increase, creating significant growth for the providers of these products.

REGENERATIVE MEDICINE

Our company aims to provide innovative regenerative medicine solutions to patients looking for advanced treatment options for chronic and degenerative diseases. We will offer a range of cutting-edge regenerative therapies, including stem cell therapy, platelet-rich plasma (PRP) therapy, exosome therapy, and shockwave therapy. Our goal is to become a leading provider of regenerative medicine solutions in the industry.

Market Analysis:

According to Grand View Research in their independent report titled “U.S. Regenerative Medicine Market Size, Share and Trends Analysis,”10 the regenerative medicine US market size was estimated at $16.8 billion in 2023, and it is projected to grow at a CAGR of 16.72% from 2024 to 2030. The primary drivers of this growth are the increasing prevalence of chronic and degenerative diseases, growing demand for non-invasive and effective treatment options, and the rise in investment in research and development.

Target market:

Our target market includes patients suffering from chronic and degenerative diseases, athletes, as well as those seeking alternative treatments for their conditions, and those seeking to increase their lifespan. We will focus on urban and suburban areas where there is high demand for regenerative medicine solutions. In addition, we will actively recruit clients from our primary care clinics and ancillary programs.

10 Grand View Research, “U.S. Regenerative Medicine Market Size, Share and Trends Analysis Report by Product (Cell-based Immunotherapies, Gene Therapies), By Therapeutic Category, And Segment Forecasts, 2024 – 2030.”

Products and Services:

We will offer a range of regenerative medicine therapies designed to meet the needs of our target market. Our core offerings include:

●	Stem Cell Therapy: We use advanced stem cell technology to regenerate damaged tissue and promote healing.

●	Platelet-Rich Plasma (PRP) Therapy: We use a patient’s own blood to promote healing and repair damaged tissue.

●	Exosome Therapy: We use exosomes, which are small vesicles that carry signals between cells, to promote regeneration and healing.

●	Shockwave Therapy: We use targeted soundwaves to reduce pain and inflammation, improve blood flow, and promote stem cell activity.

●	Telomere cell life extenders.

Conclusion:

Overall, we believe that our company has strong growth potential in the rapidly expanding regenerative medicine industry. By providing advanced and effective therapies, we aim to become a leading provider of regenerative medicine solutions and achieve long-term success. With a strong marketing and sales strategy and a focus on patient satisfaction, we are confident in our ability to achieve our growth goals and become a top player in the industry.

BIOHACKING PROGRAMS

Our company aims to provide cutting-edge biohacking solutions to individuals looking to optimize their health and personalized care, increase their lifespan, and objectively reverse their biological age. We will offer a range of products and services that incorporate the latest advances in biohacking technology, including innovative technologies and devices, high-end supplements, and personalized coaching.

Market Analysis:

The biohacking industry has seen significant growth over the past few years, and it is expected to continue expanding. According to Market Research Future, in 2023, the biohacking market was estimated at $23.9 billion, and it is projected to grow at a CAGR of 19.48% to $67.9 billion by 2032. Rising frequency of chronic diseases, awareness of biohacking, and demand for smart devices and drugs are the key market drivers enhancing the market growth.11

Target market:

Our target market includes individuals who are looking to upgrade their bodies and minds, including top athletes, fitness enthusiasts, health-conscious consumers, corporate executives, and aging populations. We will focus on elite groups and corporations, and urban and suburban areas where there is high demand for biohacking solutions. In addition, we will actively recruit clients from our primary care clinics and ancillary programs.

11 Market Research Future, “Global Biohacking Market Overview,” (2023).

Products and Services:

We offer a range of biohacking products and services designed to meet the needs of our target market. Our core offerings include:

●	Diagnostic (wearable) devices: We offer a range of home-use and wearable devices that monitor biometric data and provide real-time feedback to optimize health and performance.

●	Supplements & infusions: We offer a range of supplements and infusions designed to support longevity, including cognitive function, immune support, and stress management.

●	Technologies: Brain Tap, Cold therapy, FIR, grounding technologies, PEMF, Hydrogen water, vibration platforms, and frequency medicine.

●	Personalized Coaching: We offer personalized coaching programs that incorporate biohacking techniques, including breathwork, visualization, and manifesting.

Conclusion:

Overall, we believe that our company has strong growth potential in the rapidly expanding biohacking industry. By providing cutting-edge products and services, we aim to become a leading provider of biohacking solutions and achieve long-term success. With a strong marketing and sales strategy and a focus on customer satisfaction, we are confident in our ability to achieve our growth goals and become a top player in the industry.

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

We are not a party to any pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

Our Headquarters

Our corporate headquarters is located in the heart of downtown Melbourne, Florida, close to all major hospitals. The address is 95 Bulldog Blvd, Suite 202, Melbourne, Florida 32901. Our corporate website is www.myfchs.com.

Employees

As of December 31, 2024, our workforce included one (1) full-time, salaried, employee and seven contract staff professionals located in the United States. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

The risks described below set forth what we believe to be the most material risks associated with the purchase of our securities. Before you invest in our securities, you should carefully consider these risk factors, as well as the other information contained in this report.

Going Concern

During the year ended December 31, 2024, the Company experienced operating losses of approximately $1.3 million, net loss of approximately $3.8 million and corresponding cash outflows from operations of approximately $1.7 million. This performance reflected challenges in operating and restructuring the Company as a result of previous issues that confronted the Company in the healthcare market such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, the negative impact of the former CEO’s indictment in November 2018, the bankruptcy from June 2020, and COVID-19. As a result of the CEO’s actions, the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financing, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2024 financial statements included in this filing.

Risks Related to our Financial Position and Capital Needs

Our business has posted minimal profit since commencing operations.

We have posted net losses and negative cash flows from operations for the years ended December 31, 2024, and 2023. The adverse effects of a limited operating history include, but are not limited to, liquidity risks related to our net losses, negative cash flows, and accumulated deficit comprise reduced management visibility into forward sales, marketing costs, and customer acquisition, which could lead to missing targets for achievement of future profitability.

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

Our strategy to open new clinics sites in multiple new markets makes it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

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

Although we have had access to equity markets through our various financing activities, equity markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. This could leave us with a reduced borrowing capacity, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2024 and December 31, 2023, our indebtedness amounted to $24,743,366 and $20,500,642, respectively. Our indebtedness could have significant consequences, including:

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

Pandemics and epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could have a material adverse impact on our business, results of operations, financial condition and cash flows or liquidity.

We are also vulnerable to natural disasters and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to maintain clinic operations.

Business interruptions resulting from the outbreak of a pandemic or similar public health crises could cause a disruption of our clinic operations and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The continued spread of an outbreak globally could adversely impact our operations, including our ability to recruit and retain patients and staff who, as healthcare providers, may have heightened exposure to such outbreaks if an outbreak occurs in their geography. For instance, during the outbreak of Covid-19, patients in Florida did not have access to elective services due to stringent restrictions in this regard within the state. As a result, this led to significant reduction in revenues as many of the services/ treatments that the Company provided during the time were elective in nature. Further, as a result of an outbreak in affected geographies that we rely upon, we may experience delays in sourcing supplies for our diagnostic equipment and pharmaceuticals that we intend to sell as part of our compounding pharmacy and operations at our primary care clinics. Any negative impact that such outbreaks have on patient acquisition or treatment could adversely affect our ability to maintain operations, increase our operating expenses, and have a material adverse effect on our financial results.

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

We plan to rely on hiring additional Nurse Practitioners to create branded primary care clinics as a method of expanding our business. If we do not successfully integrate such new primary care clinics, we may not realize the anticipated operating advantages and cost savings. The integration of these new primary care clinics into our business operations involves several risks, including:

●	Demands on management related to the increase in our Company’s size with the establishment of each new clinic, which is crucial to our business plan;

●	The diversion of management’s attention from the management of daily operations to the integration of operations of the new primary care clinics;

●	Difficulties in the assimilation and retention of employees; and

●	Potential adverse effects on operating results.

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

Our strategy of opening clinics in multiple markets could strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Should we be unsuccessful in accomplishing any of these essential aspects of our growth in an efficient and timely manner, then management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could slow or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

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

There are significant operational and financial risks in billing Medicare, Medicaid, and TriCare for healthcare services.

We plan to be bill government payers for our primary care services. Billing to Medicare and Medicaid programs presents several risks that our providers must carefully manage to avoid severe financial, legal, and operational consequences. These risks include:

●	Compliance risks: Medicare, Medicaid, and TriCare have highly detailed and complex billing rules, including regulations on coding, documentation, and reimbursement. Even small errors in claims submission, such as incorrect billing codes, missing documentation, or failure to meet medical necessity criteria, can lead to denied claims, audits, and penalties. The Company must stay current on evolving regulations, which differ by state for Medicaid, to avoid compliance violations.

●	Fraud and abuse allegations: Medicare, Medicaid, and TriCare programs are closely monitored for fraudulent activity. Billing mistakes or misinterpretations of guidelines can expose us to accusations of fraud or abuse under the False Claims Act. Activities such as upcoding (billing for more expensive services than provided), unbundling (charging separately for services that should be billed as a package), or providing services not medically necessary can lead to criminal or civil penalties, fines, and exclusion from federal programs.

●	Payment delays and cash flow disruptions: Due to the complexity of the claims process, Medicare, Medicaid, and TriCare payments can be delayed, causing cash flow challenges. Claims may be rejected or denied, requiring additional time and resources to correct and resubmit, which may further exacerbate financial strain on the Company.

●	Audit risks: Billing Medicare, Medicaid, and TriCare can subject the Company to frequent audits by government agencies such as the Centers for Medicare & Medicaid Services (CMS), state Medicaid agencies, and Recovery Audit Contractors (RACs). These audits review claims for compliance, accuracy, and potential overpayments. An unfavorable audit outcome can result in recoupment of funds, fines, and even suspension from participation in these programs.

●	Regulatory changes: Medicare, Medicaid, and TriCare policies are regularly updated with changes in reimbursement rates, eligibility criteria, and coverage guidelines. The Company will be required to adapt to these regulatory changes, or it risks submitting incorrect claims or providing services that are no longer covered. Failure to keep up with regulatory updates can lead to billing inaccuracies, lost revenue, or penalties for noncompliance.

●	Overpayment and recoupment risks: If any of the agencies, Medicare, Medicaid, and TriCare, determines that overpayments were made, whether due to errors or overbilling, they will require repayment, sometimes retroactively for several years. Recoupment of funds could create significant financial pressure, particularly if the amounts involved are substantial.

Operating primary care clinics in multiple states, billing multiple commercial payers creates the need for additional administrative staff may lead to higher overhead costs, and recurring coding and billing training for our clinic level staff.

Our strategy of operating multiple primary care clinics across different states creates heightened risks when managing the billing and compliance processes with commercial payers for reimbursement. For commercial payers, contracts often differ from one state to another, with varying eligibility verification requirements, reimbursement structures, billing and coding requirements, and appeals processes. Managing these differences across multiple states may add administrative complexity and costs, increasing the chances of errors, delays, and potential financial losses.

Additionally, compliance risks are amplified when operating in multiple states. Commercial payers and individual states impose stringent regulations to prevent fraud and abuse, with severe penalties for non-compliance. The Company must ensure that all clinics adhere to federal and state laws, including proper documentation, accurate coding, and appropriate utilization of services. Inconsistent practices or lack of uniformity across clinics in different states can lead to compliance violations, such as unintentional overbilling or failing to meet documentation requirements. This could result in costly audits, fines, or legal action under programs like the False Claims Act or state-specific fraud enforcement. Managing compliance on a multi-state scale requires a well-trained centralized staff and system with rigorous oversight to ensure consistency and avoid regulatory scrutiny.

Managing billing across multiple states creates an increased administrative burden, potentially straining the Company’s resources. With each state having its own payer landscape and rules, clinics may need dedicated billing specialists familiar with local laws and payer guidelines. Ensuring proper training and oversight across a dispersed network of clinics is critical to reducing the risk of claim errors or compliance breaches. If billing errors occur, clinics face delays in reimbursement, thereby impacting cash flow. Moreover, the administrative cost of managing appeals, correcting claim rejections, and staying up-to-date with evolving regulations can be significant and may reduce our profitability and operational efficiency.

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

The practice of pharmacy is highly regulated on the state and federal level, and government authorities may determine that we have failed to comply with applicable laws or regulations limiting our opportunity to grow our compounding pharmacy revenue.

The practice of pharmacy is regulated on both the Federal and State levels with each State maintaining its own pharmacy statutes relating to in-State and Out-of- State pharmacy operations. Without exception, prior to shipping any prescription medication to a patient client or medical practice, a pharmacy must be completely licensed as an Out-of-State Pharmacy by that State. Also, it is management’s plan to immediately complete the application process with the Accreditation Commission for Healthcare (ACHC) Pharmacy Compounding Accreditation Board (PCAB) accreditations for Sterile, Non-Sterile and Hazardous Drug compounding and handling. Achieving PCAB accreditation certifies the pharmacy as meeting or exceeding pharmaceutical compounding industry standards and all State and Federal pharmacy regulations. Our expansion strategy will be greatly restricted if we are unable to secure the necessary licensure and accreditation within the states where we plan to operate our clinics.

Compounding pharmacies are dependent on the consistent availability and quality of the base pharmaceuticals required to deliver personalized medications to their patients and clinics.

Our expansion strategy is based on both personalized care plans and personalized medications that arise from these care plans. The compounding pharmacy that is part of our acquisition strategy maintains contracted business relationships with licensed drug wholesalers and FDA approved Active Pharmaceutical Ingredient (API) distributors to ensure it can meet the prescription medication needs for its patient clients. All API distributors contracted with the pharmacy are FDA registered facilities able to source the bulk pharmaceuticals that are fully compliant with the United States Pharmacopeia (USP) or National Formulary (NF) monograph standards and maintain valid Certificates of Analysis (COAs) for all API and excipients used in the compounding of patient medications.

The loss of these contractual relationships or the failure of our current suppliers to maintain their regulatory required accreditation and/ or licensure would delay or limit the amount and breadth of compounded medications that we could deliver to our clients. The resultant limitations from a supply disruption would significantly decrease the revenue stream we expect from our compounding pharmacy and significantly reduce the scope of services our clinics could provide our clients.

Our growth strategy includes utilizing the single compounding pharmacy that is part of the LiveWell acquisition to supply all personalized medications for the initial expansion of our primary care clinics. Any disruption in component supplies may create a significant risk to our consistent delivery of personalized medication and the delivery of our quality of life services.

Supply chain disruptions pose significant risks to our compounding pharmacy supplying multiple clinics within a specific geographic region. A disruption in the supply of key pharmaceutical ingredients or packaging materials could lead to delayed or incomplete personalized medication deliveries, which in turn can affect patient satisfaction and our projected revenues. Our ability to consistently supply personalized medications are a key part of the quality of life services portion of our strategy. Any interruption in the availability of raw materials could create a bottleneck, forcing the pharmacy to delay or halt production. This could result in clinics being unable to provide the quality of life services, undermining patient trust and clinic operations.

A single compounding pharmacy for multiple clinics creates the risk that any disruption in component supply could have a cascading effect, magnifying the impact on quality of life services delivery in the region. Without multiple suppliers for critical ingredients, the Company becomes vulnerable to shortages, price fluctuations, or logistical issues, such as transport delays or customs holdups. This concentration risk leaves the compounding pharmacy exposed to market volatility or geopolitical events that could unexpectedly disrupt supply chains. As a result, we may need to source alternatives which could be more expensive or require additional validation, further straining administrative and financial resources.

Additionally, regulatory concerns add another layer of risk. In the highly regulated pharmaceutical industry, supply chain issues that result in changes to the source of ingredients may necessitate additional quality control measures or approvals, which can slow down production. If a disruption causes our pharmacy to use an alternative supplier that has not been thoroughly vetted, it risks compromising the safety and efficacy of the compounded medications. This could lead to compliance violations, product recalls, and potential legal liabilities, which may not only harm the Company’s reputation but also have adverse financial repercussions.

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

Our quality of life services will be based primarily on the self-pay model, which could lead to fewer patients utilizing these services or the need for us to discount such services, which could limit our growth and negatively impact our operations resulting in us missing our financial projections.

Including self-pay services in our clinic level proforma and financial projections comes with significant risks that can impact our financial stability and forecasting accuracy:

●	Revenue volatility: Self-pay services can lead to unpredictable revenue streams, as they depend on patient willingness and ability to pay out-of-pocket. Unlike insurance reimbursements, which can be relatively stable and regulated, self-pay income can fluctuate based on the local economy, patient demographics, and consumer preferences. Economic downturns or changes in the patient population could lead to a significant drop in expected revenue.
●	Bad debt and collections risk: Patients who opt for self-pay may face financial difficulties, leading to delayed or non-payment. This increases the risk of bad debt, which can skew our financial projections. We may need to invest in debt collection services or write off uncollectible accounts, which could further affect our bottom line.

●	Pricing challenges: Determining competitive and appropriate pricing for self-pay services can be difficult. Setting prices too high can deter patients from using services, while pricing too low may reduce profitability and affect our ability to meet our financial projections for these services and overall clinic profitability.
●	Cost of administration and billing: Managing self-pay services requires additional administrative work, such as processing payments, handling disputes, and setting up payment plans. The costs associated with these tasks—staff time, billing software, and payment collection—could be greater than we have planned. If not properly accounted for in our proforma, these expenses could cause our profits to be less than projected.
●	Potential regulatory risks: Including self-pay services in financial projections without fully understanding local, state, and federal regulations can lead to unforeseen legal risks. Some jurisdictions have specific rules regarding price transparency, fair billing, and consumer protection. Non-compliance can result in fines, legal disputes, and reputational damage, which can negatively impact our financial performance.

Changes in the rates or methods of third-party reimbursements for medical services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

Third-party payors such as Medicare and commercial health insurance companies may change the rates or methods of reimbursement for the services we currently provide or plan to provide and such changes could have a significant negative impact on those revenues. At this time, we cannot predict the impact that rate reductions will have on our future revenues or business. Moreover, patients on whom we currently depend, and expect to continue to depend on, our medical clinic revenues generally rely on reimbursement from third-party payors for the payment of medical services. If our patients begin to receive decreased reimbursement from third-party payors for their medical services and as such are forced to pay for the remainder of their medical services out of pocket, then a reduced demand for our services or downward pricing pressures could result, which could have a material impact on our financial position.

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

The market for healthcare services is highly competitive.

The market for healthcare solutions including walk in clinics and telehealth services is competitive. We compete in a fragmented primary care market with direct and indirect competitors that offer varying levels of impact to our stakeholders such as insurance companies, patients, and employers. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete with walk-in clinics (e.g. MinuteClinic, Med Express), traditional healthcare providers, primary care medical practices (e.g. Oak Street Health, One Medical), care management and coordination, digital health (e.g. Ro, Hims, Alloy), hormone replacement specialty clinics (e.g. Herself Health, Midi, Revibe) and telehealth companies. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer and patient requirements. If we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

Our competitors may have greater name recognition, longer operating histories and significantly greater financial and other resources than we do (e.g. One Medical, Oak Street Health, Ro, Hims, Herself Health, Alloy, Midi). As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or patient requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. If we are unable to compete in the healthcare market, our business would be harmed.

If we are forced to lower our prices for our services in order to compete with a better-financed or lower-cost provider of medical healthcare services, our medical revenues and results of operations could decline.

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

A decline in consumer disposable income could adversely affect the number of clinical visits and could have a negative impact on our financial results.

After payments by commercial healthcare insurance companies or government programs, including Medicare, the remaining portion of the cost of medical care is paid by the patient. Some of our patients may not have the financial resources to pay for the services they receive at our primary care clinics, which are ultimately not reimbursed by their healthcare payer. Accordingly, our operating results may vary based upon the impact of changes in the disposable income of patients using our services, among other economic factors. A significant decrease in consumer disposable income in a weak economy may result in a decrease in the number of visits to our clinics, and a related decline in our revenues and profitability. In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable and collection experience.

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

While our Common Stock is currently quoted on OTC Markets, Inc., the trading volume is extremely limited. We are quoted on the OTC Markets under the trading symbol “FCHS.” We intend to list our common stock on the NYSE. There can be no assurance that there will be an active market for the Company’s common stock. A lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

The market for our common stock may fluctuate significantly.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of healthcare services companies have historically been highly volatile and may be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our Common Stock:

●	changes in government regulation of the medical industry;

●	changes in reimbursement policies of third-party insurance companies, self-insured companies or government agencies;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	developments involving corporate collaborators, if any;

●	changes in accounting principles; and

●	the loss of any of our key healthcare providers or management personnel;

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

A significant percentage of the Company’s common stock and Series A Super Voting Preferred Stock is held by a small number of shareholders.

Three (3) beneficial owners currently hold approximately 50.13% of our outstanding common stock as of April 14, 2025. Additionally, Lance Friedman, our Chief Executive Officer, holds all of the 4 outstanding shares of our Series A Super Voting Preferred Stock. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. For additional details regarding our beneficial ownership and our outstanding securities, please see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 54 and “Description of Securities” on page 54. Additionally, the concentration of ownership by the 3 beneficial owners holding our common stock might harm the market price of our common stock by delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as our ability to acquire new patients, successfully establishing the value of the self-pay services, and creating a differentiating customer service experience that will effectively distinguish us among our competitors which could cause our operating results to fluctuate. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

Our former Chief Executive officer, Christian C. Romandetti, Sr., was arrested on November 15, 2018, on a conspiracy to commit securities fraud charge.

Our former Chief Executive Officer, Christian C. Romandetti, Sr., has pled guilty to conspiracy to commit securities fraud and has tarnished the Company’s reputation which has led to a precipitous decline in the Company’s goodwill and business.

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

Our common stock is currently quoted under the symbol “FCHS” on the OTC Markets, the OTCIQ tier for companies that file alternative reports with the OTC. On March 25, 2025, the last reported closing sale price of our common stock on the OTCIQ was $0.0078 per share.

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years):

2024	High	Low
First Quarter	$0.0063	$0.0029
Second Quarter	$0.0090	$0.0030
Third Quarter	$0.0078	$0.0040
Fourth Quarter	$0.0077	$0.0033

2023	High	Low
First Quarter	$0.013	$0.008
Second Quarter	$0.008	$0.003
Third Quarter	$0.015	$0.005
Fourth Quarter	$0.010	$0.012

The above information was obtained from www.otcmarkets.com. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Shareholders

As of April 14, 2025, we had 32,958,288 shares of common stock outstanding, and approximately 382 common shareholders of record. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: “Note 8 – Capital Stock” of the Notes to Consolidated Financial Statements included in Item 8; and Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities in 2023 or 2024.

Recent Sales of Unregistered Securities

Series B Convertible Preferred Stock

In the second quarter of 2022, the Company issued 141 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) with a par value of $0.01 per share and a purchase price of $6,750 per share to 15 investors for $1,057,200 which included a 10% discount of $105,450 and cash of $951,750. The terms of these Series B Preferred Stock issuances included a 10% dividend payable in Series B Preferred Stock. The Company paid $53,994 in fees to brokers related to these issuances.

In the second quarter of 2023, the Company sold 6 shares of Series B Preferred Stock, with a par value of $0.01 per share and a purchase price of $7,500 per share to 1 investor for $50,000 which included a 10% discount of $5,000 and cash of $45,000. The Company paid $0 in fees to brokers related to this issuance.

As of December 31, 2024, and 2023, the total shares of Series B Preferred Stock outstanding were 147 and 147 shares, respectively.

Common Stock

During the years ended December 31, 2024, and December 31, 2023, the Company did not issue any shares of its common stock.

In connection with the issuance of the 35% OID Super Priority Secured Convertible Notes in 2022, the Company was to issue 1,000,000 incentive shares of unrestricted common stock. In connection with the issuance of the 35% OID Super Priority Secured Convertible Notes in 2023, the Company was to issue 100,000 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. As of December 31, 2024, none of the incentive shares were issued and were therefore recorded as a Common Share Payable current liability.

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

Results of Operations

Overview

For the years ended December 31, 2024, and 2023, we reported a net loss of $3,941,488 and $8,261,964, respectively, a decrease of $4,320,476 or 52%. The decrease in the net loss was primarily attributable to a decrease in selling, general and administrative expenses and a decrease in interest expense for the year ended December 31, 2024 as compared to December 31, 2023, as well a gain on forgiveness of a PPP loan for the year ended December 31, 2024.

The following table sets forth, for the periods indicated, our results of operations:

	For the Year Ended December 31,
	2024	2023
Revenue
Revenue, net of discounts	$-	$29,985
Gross (deficit) profit	-	29,985

Operating expenses
Compensation expense	382,476	253,844
Selling, general and administrative expenses	906,815	2,186,571
Total operating expenses	1,289,291	2,440,415
Operating loss	(1,289,291)	(2,410,430)
Other expenses
Loss on sale of equipment	-	(56,751)
Miscellaneous income	88,878	215,206
PPP loan forgiveness	812,324	-
Interest expense, net	(3,348,103)	(5,919,257)
Total other expenses, net	(2,446,902)	(5,760,802)
Loss before income taxes	(3,736,193)	(8,171,232)
Income taxes expense	(111,950)	—
Net loss	(3,848,143)	(8,171,232)
Preferred stock dividends	(93,345)	(90,732)
Net loss attributable to common shareholders	$(3,941,488)	$(8,261,964)

Revenues

The Company discontinued most services in 2023 and there were no services in 2024.

Operating Expenses

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation, and general and administrative expenses, which included legal, accounting, and professional fees associated with being a public entity.

Compensation expense increased $128,632 or 50% to $382,476 for the year ended December 31, 2024, compared to $253,844 for the year ended December 31, 2023. The increase was primarily due to an increase in accrued base compensation for Lance Friedman, CEO, and reimbursement of individual health insurance costs in lieu of company funded health benefits. The Company also accrued additional payroll expenses for other employee benefits and payroll taxes as well as to cover payroll settlement cases from 2023.

Selling, general and administrative expenses decreased $1,279,756 or 59% to $906,815 for the year ended December 31, 2024, as compared to $2,186,571 for the year ended December 31, 2023. The decrease was primarily due to a reduction of overhead costs associated with our physical therapy services locations which were terminated in the second quarter of 2024.

Other Expenses, net

Other expenses, net decreased $3,313,900 or 58% to $2,446,902 for the year ended December 31, 2024 compared to other expenses net of $5,760,802 for the year ended December 31, 2023. The decrease was primarily due to a $2,842,193 decrease in interest expense for the year ended December 31, 2024 as compared to December 31, 2023, as well as a gain on forgiveness of a PPP loan for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $19,915 and accounts receivable, net totaling $0. This compared to cash of $12,607 and accounts receivable, net of $92,444 as of December 31, 2023.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of December 31, 2024 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the fiscal year ended December 31, 2024, the Company experienced operating losses of approximately $1.6 million and corresponding cash outflows from operations of approximately $1.7 million. This performance reflected challenges in operating and restructuring the Company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2024 financial statements included in this filing.

Net cash used in operating activities for the year ended December 31, 2024 totaled $1,706,636, which compared to net cash used in operations for the year ended December 31, 2023, of $6,795,445. The decrease in net cash used in operations of $5,088,809, was due primarily due to a decrease in net loss for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Net cash provided by investing activities was $7,000 for the year ended December 31, 2024, compared to $63,779 net cash provided by investing activities for the year ended December 31, 2023. The decrease in net cash provided by investing activities was the result of higher net sales of equipment for the year ended December 31, 2023

Net cash provided by financing activities was $1,706,945 for the year ended December 31, 2024, compared to net cash provided by financing activities of $6,737,053 for the year ended December 31, 2023. The decrease in cash flows from financing activities were the result of decreased debt borrowings.

Inflation

Inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the allowance for deferred taxes, credit losses, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates. See the notes to the notes to the consolidated financial statements for additional information.

New Accounting Pronouncements

We do not expect any recent issued, but not yet adopted accounting pronouncements will have a material impact on our consolidated financial position, results of operations or cash flows. See Footnote 2 in the accompanying consolidated financial statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-24 below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

First Choice Healthcare Solutions, Inc.

Melbourne, Florida

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of First Choice Healthcare Solutions, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 15, 2025

PCAOB ID Number 6797

FIRST CHOICE HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,915	$12,607
Accounts receivable, net	-	92,444
Prepaid and other current assets	72,270	2,583
Total current assets	92,185	107,634
Property, plant and equipment, net	222,816	262,243
Operating lease right-of-use assets	3,734,869	2,437,358

Other Assets:
Deferred tax asset	-	111,949
Deposits	461,132	204,048
Total other assets	461,132	315,997
Total assets	$4,511,002	$3,123,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,634,991	$8,410,879
Operating lease liabilities, current portion	367,125	299,244
Notes payable, current portion	24,272,066	19,217,018
Total current liabilities	33,274,182	27,927,141

Long term liabilities:
PPP loan payable	471,300	1,283,624
Operating lease liabilities, non-current portion	3,237,060	2,442,519
Total long-term liabilities	3,708,360	3,726,143

Total liabilities	36,982,542	31,653,284
Stockholders’ equity deficit:
Series B Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at December 31, 2024 and 2023, respectively	32,958	32,958
Additional paid-in capital	35,276,650	35,369,995
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(67,781,149)	(63,933,006)
Total stockholders’ deficit	(32,471,540)	(28,530,052)
Total liabilities and stockholders’ deficit	$4,511,002	$3,123,232

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Revenue
Revenue, net of discounts	$-	$29,985
Gross (deficit) profit	-	29,985

Operating expenses
Compensation expense	382,476	253,844
Selling, general and administrative expenses	906,815	2,186,571
Total operating expenses	1,289,291	2,440,415
Operating loss	(1,289,291)	(2,410,430)

Other income (expenses)
Loss on sale of equipment	-	(56,751)
Miscellaneous income	88,876	215,206
PPP loan forgiveness	812,325	-
Interest expense, net	(3,348,103)	(5,919,257)
Total other expenses, net	(2,446,902)	(5,760,802)
Loss before income taxes	(3,736,193)	(8,171,232)
Income taxes expense	(111,950)	—
Net loss	(3,848,143)	(8,171,232)
Preferred stock dividends	(93,345)	(90,732)
Net loss attributable to common shareholders	$(3,941,488)	$(8,261,964)

Basic and diluted loss per common share
Net loss per common share	$(0.12)	$(0.25)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

TWO YEARS ENDED DECEMBER 31, 2024

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	32,958,288	$32,958	141	$1	$35,323,323	$(55,761,775)	$(20,405,493)
Warrants issued for debt discount	—	—	—	—	1,672	—	1,672
Proceeds from issuance of Preferred stock	—	—	6	—	45,000	—	45,000
Net loss	—	—	—	—	—	(8,171,232)	(8,171,232)
Balance, December 31, 2023	32,958,288	$32,958	147	$1	$35,369,995	$(63,933,006)	$(28,530,052)

Net loss	—	—	—	—		(3,848,143)	(3,848,143)
Preferred stock dividend		—	—	—	(93,345)	—	(93,345)
Balance, December 31, 2024	32,958,288	$32,958	147	$1	$35,276,650	$(67,781,149)	$(32,471,540)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,848,143)	$(8,171,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	34,569	44,805
Interest expense	3,348,103	-
Loss on disposition of assets	-	189,867
Amortization of debt discount	-	1,429,386
Amortization of deferred financing costs	-	76,927
Preferred dividends – accrued	(95,488)	90,732
Provision for bad debts	92,444	41,513
Forgiveness of PPP loan	(812,324)	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,182,044
Other current assets	(69,687)	(77,926)
(Increase) decrease in leased assets	(1,297,511)	2,044,087
Deposit	(257,083)	-
Deferred tax asset	111,950	-
Accounts payable and accrued liabilities	224,112	(1,842,150)
(Increase) decrease in lease liabilities	862,422	(1,803,498)
Net cash used in operating activities	(1,706,636)	(6,795,445)

Cash flows from investing activities:
Proceeds from sale of fixed assets	7,000	146,697
Purchase of property and equipment	-	(82,918)
Net cash provided by investing activities	7,000	63,779

Cash flows from financing activities:
Payments on notes payable	-	(173,764)
Proceeds from issuance of convertible notes	1,706,945	6,865,817
Proceeds from sale of preferred stock	-	45,000
Net cash provided by financing activities	1,706,945	6,737,053

Net change in cash	7,309	5,387
Cash, beginning of period	12,606	7,219
Cash, end of period	$19,915	$12,606

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$351,712
Warrants issued for debt discount	$-	$1,672
Common shares issued for convertible notes - inducement	$-	$2,703

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1— ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

First Choice Healthcare Solutions, Inc. (“FCHS” or the “Company”) was incorporated on December 15, 2011 in the state of Delaware. The consolidated financial statements are those of the Company and its owned subsidiary FCID Medical, Inc. (“FCID Medical”), incorporated on November 5, 2010 in the state of Florida, and its wholly owned subsidiary First Choice Medical Group of Brevard, LLC (“FCMG”), incorporated on September 16, 2011 in the state of Delaware, and The Good Clinic Properties, LLC (“Good Clinic”), the subsidiary under which we have leased clinic facilities.

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

On July 20, 2023, the Company entered into a definitive purchase agreement to acquire all of the shares of the capital common stock of Pointe Medical Services, Inc., a Florida corporation, Pointe Med Pharmacy, Inc., a Florida corporation, Livewell MD, LLC, a Florida limited liability company, and Livewell Drugstore, LLC, d/b/a TruLife Pharmacy, a Florida limited liability company (collectively “Pointe Med Pharmacy”) for $15,800,000 to be paid in a combination of cash, assumption and/or payoff of debt, stock issuance, earn out, and performance bonus. Minority shareholders of Livewell Drugstore, LLC will be given as consideration a fixed amount of restricted common stock in connection with the stock purchase of Livewell Drugstore, Inc. as is allocated based upon the Seller’s valuation of Livewell Drugstore, LLC multiplied by the minority shareholder ownership percentage.

On January 25, 2024, the Company entered into an asset purchase agreement to acquire all of the physical property (primarily medical equipment, furniture and fixtures) and intangible assets (comprising the goodwill and the trademark ‘The Good Clinic’ registered on April 6, 2021 (Trademark No. 90077963)) of The Good Clinic, Inc. a Minnesota company, which is a primary care clinic concept specializing in providing whole person primary care and wellness, in an all-stock deal for $3,500,000

On May 13, 2024 the Company filed a Form S-1 with the SEC, which was subsequently amended on September 9, 2024, December 30, 2024 and March 11, 2025. The Company is offering up to 2,000,000 common units, based on an assumed public offering price of $5.00 per common unit, for gross proceeds of up to $10.0 million before deduction of placement agent commissions and offering expenses (the “Offering”). Each common unit consists of one common share, one series A warrant to purchase one common share and one series B warrant to purchase one common share.

Simultaneously with the closing of the Offering, the Company will settle certain notes payable and other liabilities, including certain lease obligations, by the issuance of Series C Preferred stock.

The Offering will be made on a reasonable best-efforts basis. As such the Company may not be able to raise $10.0 million. In connection with the Offering the Company intends to uplist to the NYSE. In order to list on the NYSE, the Company must raise at least $10.0 million. If the Company is unable to raise at least $10.0 million, the public offering will not close and the Purchases will not close and the exchange of notes and certain other liabilities will not close.

There can be no assurance that the Company will complete the Offering and the related purchases and settlement of certain liabilities.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Concentrations of credit risk

The Company’s financial instruments are exposed to a concentration of customer risk and accounts receivable risk. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management. There were no revenues and accounts receivables were written off for the year ended December 31, 2024. For the year ended December 31, 2024 revenues are concentrated with two customers for 10.9% and 6.5%.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Net loss per share

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common shares as the inclusion of potentially dilutive common shares would be anti-dilutive.

	Year ended December 31,
	2024	2023
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(3,941,488)	$(8,261,964)

Denominator:
Weighted-average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.12)	$(0.25)

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company uses the “if-converted” method for calculating the earnings per share impact of outstanding convertible debentures, whereby the securities are assumed converted and an earnings per incremental share is computed. Options, warrants and their equivalents are included in earnings per share calculations through the treasury stock method. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. In addition, there were no vested restricted stock for periods presented. Potentially dilutive securities excluded from the basic and diluted net income per share are as follows:

	December 31,
	2024	2023
Convertible debt	1,132,213,935	2,810,648,817
Warrants to purchase common stock	13,756,977	11,774,164
Incentive shares payable issued with convertible notes	3,271,875	1,568,250
Restricted stock awards	1,357,308	1,357,308
Total	1,150,600,095	2,825,348,539

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ deficit.

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

As of December 31, 2024, and 2023, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year’s presentation. These reclassifications had no impact on reported loss.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. There was no impact from the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. ASU 2016-13 is effective for smaller public companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. There was no impact from the adoption of ASU 2016-13.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 3 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2024 and 2023 are as follows:

	2024	2023
Building improvements	$110,838	$110,838
Computer equipment	70,636	70,636
Medical equipment	214,297	221,297
Office equipment	20,866	20,866
Property plant and equipment, gross	416,637	423,637
Less: accumulated depreciation	(193,821)	(161,394)
Property plant and equipment, net	$222,816	$262,243

During the year ended December 31, 2024 and 2023, depreciation expense charged to operations was $34,469 and $42,181, respectively.

During 2024, the Company disposed of physical therapy equipment and furniture and fixtures with a book value of $7,000.

NOTE 4 — INVESTMENTS

On March 1, 2023, the Company entered an agreement with Coastal Neurology, Inc. (“Coastal”) to provide for the escrow of a non-refundable good faith deposit of $150,000 to cover transaction costs in conjunction with the Company’s proposed stock purchase agreement of Coastal. Under the terms of the agreement, if the Company failed to undertake a funding offering as specified in the agreement by March 31, 2023, and therefore was unable to close the acquisition by May 30, 2023 because of lack of funds, then the escrow deposit was to be released in full to Coastal no later than May 31, 2023. As the Company was only able to make $103,000 of the required good faith deposit in full to the escrow agent, the proposed Coastal acquisition was abandoned and the $103,000 was written off.

NOTE 5— NOTES PAYABLE

See Footnote 1 for the potential exchange of Series C Preferred stock to settle certain notes payable liabilities in connection with the Offering.

Non-Convertible Notes Payable

During the years ended December 31, 2022 and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, have original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2024 and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The balance of the non-convertible notes payable as of December 31, 2024 and 2023 is $2,607,636 and $792,637, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed. During the year ended December 31, 2024 the Company received forgiveness for one PPP loan for $812,324. The Company has reinitiated forgiveness applications with the SBA and expects the remaining loans to be forgiven in full. As of December 31, 2024 and December 31, 2023, the Company had a total of PPP loans payable of $471,300 and $1,283,624, respectively, including accrued interest.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Non-convertible notes payable as of December 31, 2024 and 2023 are comprised of the following:

	December 31,	December 31,
	2024	2023
Notes Payable	$2,607,636	$2,909,119
PPP Loans Payable	471,300	1,283,624
Less current portion	(2,607,636)	(2,909,119)
Long term portion	$471,300	$1,283,624

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the years ended December 31, 2024 and 2023, the Company recognized a total of $0 and $2,135,500, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at December 31, 2024 and 2023 was $214,812 and $0, respectively.

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

 Warrants to purchase shares of the Company’s common stock have a five-year term, are exercisable upon the completion of a “Qualified Financing” at a cash exercise price equal to the lower of 93.75% of the per share price of Company’s common stock sold to third-party investors in that Qualified Financing, or $0.75 per share, subject to adjustment. The value of the warrants was recorded as debt discounts that are being amortized to interest expense over the life of the notes.

At December 31, 2024 and 2023, the balance of 10% notes was $5,973,000 and $5,973,000, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0, and accrued interest was $2,536,309 and $828,527, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants, $0 and $0 from the amortization of deferred finance costs, and $1,048,304 and $660,764 in accrued interest, respectively.

35% OID Super Priority Senior Secured Convertible Notes

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

During the year ended December 31, 2023, the Company issued 35% Notes with a face value of $538,462, original issuance discounts of $188,462 and $70,000 of deferred financing costs for cash of $280,000, refinancing of 10% notes of $0. The holders received 269,231 warrants to purchase the Company’s common stock and 100,000 shares of the Company’s common stock during the year ended December 31, 2023.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Warrants to purchase shares of the Company’s common stock warrants have a five-year term, are exercisable upon the completion of a Qualified Financing at a cash exercise price equal to 93.75% of the per share price of the Company’s common stock sold to third-party investors in a Qualified Financing.

At December 31, 2024 and 2023, the balance of 35% notes was $5,600,462 and $5,600,462, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0 and discounts from incentive shares were $0 and $0, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $224,025 in interest expense from the amortization of original issuance discounts, $0 and $1,672 in interest expense from the amortization of debt discounts from warrants, $0 and $0 from the amortization of deferred finance costs, and $0 and $48,774 in amortization of incentive shares, respectively.

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

During the year ended December 31, 2024, the Company issued 20% Notes with a face value of $2,427,500 and original issuance discounts of $434,375 for cash of $1,993,125. The holders received warrants to purchase 1,967,875 shares of the Company’s common stock and 5,134,375 incentive shares of the Company’s common stock. At December 31, 2024 and 2023, the balance of 20% Notes was $2,427,500 and $468,250. Accrued interest totaled $211,274 and $1,727 at December 31, 2024 and 2023, respectively.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the year ended December 31, 2024, the Company recognized $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 in amortization of incentive shares and $209,502 in accrued interest on the 20% Notes. During the year ended December 31, 2023, the Company recognized $8,250 in interest expense from the amortization of original issuance discounts of the 20% Notes and $1,803 in amortization of incentive shares and $1,727 in accrued interest on the 20% Notes.

Convertible notes payable as of December 31, 2024 and 2023 are comprised of the following:

	December 31, 2024	December 31, 2023
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,973,000	$5,973,000
Amount 35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	2,427,500	468,250
Total	14,000,962	12,041,712
Less: unamortized discounts	(214,812)	-
Total	$13,786,150	$12,041,712
Less current portion	(13,786,150)	(12,041,712)
Long-term portion	$-	$-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

As a result of the issuance of the above convertible debt, the Company incurred approximately $527,051 in fees and commissions as well as $3,002,702 in original issuance discounts. Fees and discounts are deferred and amortized over the life of the related convertible note. During the years ended December 31, 2024 and 2023, the Company recognized a total of $85,000 and $281,712, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at December 31, 2024 and 2023 was $0 and $85,000, respectively.

NOTE 6— LEASES

See Footnote 1 for the potential exchange of Series C Preferred stock to settle certain lease liabilities in connection with the Offering.

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

On August 1, 2024, the Company entered into a lease of a clinic facility sixty-six-month triple-net lease agreement, to expire in 2029. The Company has one option to renew the lease for a five-year period on the same terms and conditions with fair market value rent increases.

On September 1, 2024, the Company entered into a lease of a clinic facility six-year triple-net lease agreement, to expire in 2030. The Company has one option to renew the lease for a five-year period on the same terms and conditions with annual rent increases.

Contractual lease payments are as follows as of December 31, 2024:

2025	$768,208
2026	721,131
2027	739,152
2028	756,907
2029	773,719
Thereafter	1,726,996
Total Lease Payments	5,486,113
Less Interest	(1,881,928)
Total Lease Liabilities	$3,604,185
Less: Current Portion	(367,125)
Long-Term Liabilities	$3,237,060

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTE 7 — CAPITAL STOCK

The Company has 100,000,000 shares of Common Stock, par value $0.001 per share, authorized for issuance, 1,000,000 shares of Preferred Stock, of which (i) 40,000 Preferred shares were allocated to the Series B Convertible Preferred Stock, par value $0.01 per share, (ii) 4 Preferred shares were allocated to the Series A Super Voting Preferred Stock, par value $0.10 per share and (iii) 50,000 Preferred shares were allocated to Series C Preferred Stock, par value $0.0001 per share, authorized for issuance.

As of December 31, 2024, there were 32,958,288 shares of Common Stock, 147 shares of Series B 10% Convertible Preferred Stock, 4 shares of Series A Super Voting Preferred Stock, and 0 shares of Series C Convertible Preferred Stock that are issued and outstanding.

Series A Super Voting Preferred Stock

The holders of the Series A Super Voting Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the four (4) shares of Series A Super Voting Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of the Common Stock and all other voting securities of the Company are entitled to, as of any such date of determination, plus one million (1,000,000) votes, it being the intention that the holders of the Series A Super Voting Preferred Stock shall have effective voting control of the Company, on a fully diluted voting basis. Accordingly, each share of Series A Super Voting Stock shall entitle the Holder to that number of votes as is equal to 12.5% of the outstanding shares of Common Stock and all other voting securities of the Company are entitled to, as of such date of determination, plus 250,000 votes. The holders of the Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock as a single class. Currently, Lance Friedman, our Chief Executive Officer holds all 4 outstanding shares of the Series A Super Voting Preferred Stock.

Series B Preferred Convertible Stock

The Company is authorized to issue 40,000 shares, $0.01 par value Series B preferred stock.

Each share of the Series B preferred stock is convertible into 10,000 shares of common stock in the Company. The Series B 10% Convertible Preferred Stock shall have a 10% dividend rate and have preference in liquidation so that holders of Series B 10% Convertible Preferred Stock are paid in full prior to any payments to holders of common stock of the Company. The Series B 10% Convertible Preferred Stock shall be automatically converted into shares of common stock of the Company on the effective date of the Corporation’s S-1 filing with the Securities Exchange Commission.

In the second quarter of 2022, the Company issued 141 shares of Series B preferred stock with a par value of $0.01 per share and a purchase price of $6,750 per share to 15 investors for $1,057,200 which includes a 10% discount of $105,450 and cash of $951,750. The terms of these Series B issuances included a 10% share price discount and a 10% dividend. The Company paid $53,994 in fees to brokers related to these issuances.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

In the second quarter of 2023, the Company sold 6 shares of Series B, 10% convertible preferred stock, with a par value of $0.01 per share and a purchase price of $7,500 per share to 1 investor for $50,000 which includes a 10% discount of $5,000 and cash of $45,000. The Company paid $0 in fees to brokers related to these issuances.

As of December 31, 2024, and 2023, the total Series B preferred shares outstanding were 147 and 147 shares, respectively.

Common stock

During the years ended December 31, 2024, and December 31, 2023, the Company did not issue any shares of its common stock.

In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2022, the Company was to issue 1,000,000 incentive shares of unrestricted common stock. In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2023, the Company was to issue 100,000 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. As of December 31, 2024 and 2023, none of the incentive shares were issued and were recorded as a Common share payable current liability.

NOTE 8 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

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

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted shares units issued as of December 31, 2022	1,357,308
Granted	—
Forfeited	—
Restricted shares units issued as of December 31, 2023	1,357,308
Granted	—
Forfeited	—
Total Restricted Shares Issued at December 31, 2024	1,357,308

During the years ended December 31, 2024 and December 31, 2023, the Company granted 0 performance-based, restricted stock units.

As of December 31, 2024, stock-based compensation related to restricted stock awards of $0 remains unamortized.

Warrants

The Company issued 852,438 and 527,731 warrants in 2024 and 2023 respectively to employees, consultants, and in connection with debt issuances.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2022:	11,246,433
Issued	527,731
Exercised	—
Expired	—
Outstanding at December 31, 2023:	11,774,164
Issued	1,130,375
Exercised	—
Expired	—
Outstanding at December 31, 2024:	13,756,977

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On May 31, 2018, the Company entered into a lease agreement for the use of equipment with 60 monthly payments of $2,112 payable through April 2023 with an effective interest rate of 5.00% per annum. The Company failed to make all payments as required under the lease agreement which resulted in the lender filing a complaint in the County Court of Brevard County, Florida (“Brevard Court”). In June 2023 the Brevard Court issued an order to the Company to return the equipment. The lender subsequently liquidated the equipment from which the proceeds were netted against the total claim. On January 25, 2024, the Brevard Court granted a $19,473 judgement in favor of the lessor of an equipment lease. In March 2024, the Company and the creditor negotiated a revised settlement amount of $9,000.

On September 20, 2021, GMR Melbourne, LLC (“GMR”) filed a complaint in The Eighteenth Judicial Circuit Court in Brevard County, Florda for breach of contract as it relates to a facilities Lease Agreement entered into in March 2017, claiming the Company defaulted on the lease payments totaling $1,455,095. During October 2021, the Company, through The Eighteenth Judicial Circuit Court in Brevard County, Florda, received an order approving joint stipulation for alternative resolution to the Company’s real estate lease in Melbourne, Florida. The order terminated the Company’s use of floors three and four of the building immediately, while terminating its right to possession and use of floors three and five at December 31, 2021. The order also replaced the existing lease payment schedule with a series of eight payments to be completed by February 15, 2022. Upon receipt of the order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2024, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

On May 11, 2023, Coastal Neurology, Inc. (“Coastal”) filed a complaint in The Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida, for breach of contract as it relates to an Escrow Agreement and a failure to pay Coastal $100,000, seeking damages, costs, and interest. The Company asserted that no funds were required to be deposited under the escrow agreement, and that the escrow agreement is not valid and enforceable under Florida law. Subsequently. in 2024, Coastal withdrew the complaint.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 10 - INCOME TAXES

The following is a breakdown of the loss before the provision for income taxes:

	Year Ended December 31,
	2024	2023
Loss before provision for income taxes	$(3,736,193)	$(8,171,232)

The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be fully realized and, accordingly, has provided a valuation allowance as of December 31, 2024 and 2023.

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

The Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
NOL Carryforward	$6,391,691	$6,391,691
AMT Credit	-	111,950
Total deferred tax assets	$6,391,691	6,503,641
Valuation allowance	(6,391,691)	(6,391,641)
Net deferred tax asset	$-	$111,950

Net operating losses and tax credit carryforwards as of December 31, 2024, are as follows:

Amount
Net operating losses, federal & state	$6,391,691

The net operating loss and tax credit carryforwards was last calculated upon the filing of the Company’s 2019 Federal tax returns. Subsequent returns have not been filed as of the date of this report due to ongoing liquidity constraints. The Company has only experienced additional operating losses in the fiscal periods since 2019.

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has not conducted a study to date to assess whether a limitation would apply under Section 382 of the Internal Revenue Code as and when it starts utilizing its net operating losses and tax credits. The Company will continue to monitor activities in the future. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024, and 2023, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 or 2023. The Company is not currently aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of December 31, 2024 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the year ended December 31, 2024, the Company experienced operating losses of approximately $1.3 million and corresponding cash outflows from operations of approximately $1.7 million. This performance reflected challenges in operating and restructuring the Company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2024 financial statements included in this filing.

NOTE 12 – BANKRUPTCY

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Each Secured Convertible Note holder will also receive 5-Year warrants (“Warrants”) to purchase shares of the Company’s common stock in an amount equal to 50% of the face value of its Secured Convertible Note. The Warrants will be exercisable upon the consummation of a Qualified Financing, five-year term and a cash exercise provision. The exercise price of the Warrants is equal to 93.75% of the per share price of common stock sold to third-party investors in the Qualified Financing.

●	FCHS was approved to sell $124,195 in accounts receivable and certain property.

●	FCHS was approved for the rejection request of two satellite clinic location leases in Melbourne, Florida and Merritt Island, Florida and to sublease an entire floor of its Melbourne Florida corporate headquarters. All other unexpired real estate leases were not rejected.

●	The Bankruptcy Court rejected a 2018 stock purchase agreement with Stewart Health Care System, LLC (“Stewart”), whereby, Stewart held a $7,500,000 put option to require the repurchase of the Company’s common stock.

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

DECEMBER 31, 2024

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

Class 6- Truist PPP Loan Claim Class contains all claims related to the Debtors’ Payroll Protection Loans in the of $1,387,599, anticipated to be forgiven in accordance with SBA regulations with no distribution of Plan assets. The SBA has forgiven $812,324 in 2024, leaving a balance of $471,300 still in review.

Class 7 – Equity Interests, permits Debtors equity to be retained in the same proportion existing as of the Petition Date.

As a result of the Plan, the Company was relieved of approximately $4,098,541 in book value liabilities and $25,350,151 in liabilities to general unsecured claim holders were approved to receive their pro rata share of $500,000, resulting in the recognition of a total gain on discharge of prepetition liabilities of $2,203,581, with $0 and $32,157 being recognized in the years ended December 31, 2023 and December 31, 2022, respectively, and the remaining amount of $2,174,424 having been recognized in the year ended December 31, 2021.

As part of the Company’s emergence from Chapter 11 bankruptcy, certain liabilities were discharged or settled under the confirmed Plan. The Company did not meet the criteria for fresh-start accounting under ASC 852-10-45-19, as there was no change to the equity interests as a result of the bankruptcy. As such, asset revaluations were not required, and the gain recognition was strictly based on liability settlements and debt forgiveness.

In accordance with ASC 852-10-45-29, the Company recognized a gain on the discharge of prepetition liabilities, which represents the difference between the carrying amount of the liabilities and the settlement amounts approved under the Plan.

This gain was determined in accordance with ASC 852-10-45-29, which requires that the effects of a reorganization, including gains from debt discharge, be reported separately as a reorganization item within the consolidated financial statements. The total gain reflects amounts related to debt forgiveness, adjustments to general unsecured claims, and other liability settlements. The Company was relieved of approximately $4,098,541 in book value liabilities, while $25,350,151 in liabilities to general unsecured claim holders were settled for a total payment of $500,000 under the Plan. The gain was calculated as the difference between the book value of discharged liabilities and the final settlement amounts approved by the Bankruptcy Court.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to March 31, 2025, the date that the condensed consolidated financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 27, 2025, the Company issued 20% Notes with a face amount of $250,000.

On February 25, 2025, Ernest Scheidemann, the Interim Chief Financial Officer of the Company resigned from his position.

On March 11, 2025, the Company filed Form S1 Amendment No. 3 with SEC.

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

Evaluation of Disclosure and Control Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and concluded that our disclosure controls and procedures are effective. The term disclosure controls and procedures mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2024 based on these criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience for our executive officers:

Name	Age	Positions Held
Lance Friedman	62	Chief Executive Officer and Director
Michael C. Howe	72	President and COO
Ernest J. Scheidemann, Jr. (1)	64	Interim Chief Financial Officer

(1) On February 25, 2025, Mr. Scheidemann resigned from his position as Interim Chief Financial Officer of the Company and the Consulting Agreement was mutually terminated.

Lance B. Friedman is the CEO and Chairman of the Board of the Company since June 25, 2020. Additionally, he is the founder and principal of Blackstone Capital Advisors, Inc., since 1999, and Cobra Alternative Capital Strategies LLC, both international corporate and capital markets advisory firms. Mr. Friedman is a founding member at Aspire BioPharma Holdings Inc., a biotechnology firm based in Puerto Rico, since April 2021.

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

Ernest J. Scheidemann, Jr. was the Interim Chief Financial Officer of the Company during the financial year ended December 31, 2024. Mr. Scheidemann is a Partner in the Florida CFO Group since February 2024, and the founding member of an interim / fractional CFO firm. Over the past 25 years, Mr. Scheidemann has led all financial activities for numerous start-ups, high growth, restructuring and turnaround situations in a variety of industries. Previously he was the CFO for several publicly traded as well as privately held companies. Mr. Scheidemann resigned from his position on February 25, 2025.

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

As of December 31, 2024, due to liquidity constraints, the Company has only partially satisfied the consideration terms of the three separation agreements (see Compensation of Directors below). The Company intends to completely satisfy the remaining conditions in late 2025.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2024, the Board of Directors held no in-person meetings.

Committees of the Board of Directors

The Company presently has no committees of the Board of Directors. Prior to the February 2023 board resignations, the Company had three (3) committees of the Board of Directors: (i) the Audit Committee; (ii) the Nominating and Governance Committee; and (iii) the Compensation Committee. Each committee was comprised solely of independent directors within the meaning of the applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market LLC. The Company plans to appoint new directors and re-establish the three (3) committees described above and discussed below in the second quarter of 2025.

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

Insider Trading Policy

The Company maintains an Insider Trading Policy applicable to all directors, officers, and employees, which is designed to prevent trading in the Company’s securities based on material nonpublic information. The policy includes provisions restricting trading during blackout periods, pre-clearance requirements for executive officers and directors, prohibitions on hedging and pledging Company stock, and guidelines to ensure compliance with applicable securities laws. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

Corporate Governance Guidelines

We have adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

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

Summary Compensation Table

The following table summarizes for the fiscal years ended December 31, 2024 and 2023, the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (“Named Executive Officers”).

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total Compensation ($)
Lance Friedman (1)	2024	$370,833	$—	$—	—	—	—	$71,643	$442,476
Chief Executive Officer	2023	$56,166	$—	$—	—	—	—	$255,562	$311,728

Ernest Scheidemann (2)	2024	$225,463	$—	$—	—	—	—	$—	$225,463
Former Interim Chief Financial Officer	2023	$17,250	$—	$—	—	—	—	$—	$17,250

Michael Howe (3)	2024	$—	$—	$—	—	—	—	$—	$—
Chief Operating Officer	2023	$—	$—	$—	—	—	—	$—	$—
					—	—	—
Phillip J. Keller (4)	2024	$—	$—	$—				$—	$—
Former CFO, Secretary & Treasurer	2023	$127,562	$—	$—	—	—	—	$119,141	$246,703

(1)	Mr. Friedman was appointed as CEO as of June 2020. Of the $442,476 total compensation earned for the fiscal year ended December 31, 2024, no amounts have been paid to Mr. Friedman by the Company. Other compensation comprises board of director fees amounting to $60,000 and health benefits amounting to $11,643. See “Employment and Consulting Agreements – Employment Agreement with Lance Friedman, CEO” below and Exhibit 10.5 of this report on Form 10-K for additional details and material terms of Mr. Friedman’s employment agreement with the Company.

(2)	Mr. Scheidemann was appointed as the Interim Chief Financial Officer pursuant to a consulting agreement between the Company and FinTrust Consulting, LLC (of which Ernest J. Scheidemann, Jr. is the Managing Member), dated December 19, 2023. Subsequently, on February 25, 2025, Mr. Scheidemann resigned from his position. Of the $225,463 total compensation earned for the fiscal year ended December 31, 2024, $200,963 was paid by the Company to Mr. Scheidemann. See “Employment and Consulting Agreements – Consulting agreement with FinTrust Consulting, LLC” below and Exhibit 10.7 of this report on Form 10-K for additional details and material terms of Mr. Scheidemann’s agreement with the Company.

(3)	Mr. Howe was appointed as the Chief Operating Officer as of February 1, 2024. See “Employment and Consulting Agreements – Employment Agreement with Michael Hower, COO” below and Exhibit 10.6 of this report on Form 10-K for additional details and material terms of Mr. Howe’s employment agreement with the Company.

(4)	Mr. Keller was appointed CFO as of July 24, 2017, interim CEO as of November 19, 2018, and re-appointed CFO on July 1, 2022. Mr. Keller began a leave of absence on January 1, 2024 and his employment was terminated in March 2024.

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

Consulting agreement with FinTrust Consulting, LLC (of which the Interim CFO is the Managing Member)

The Company entered into a consulting agreement (“Consulting Agreement”) with FinTrust Consulting, LLC (of which Ernest J. Scheidemann, Jr. is the Managing Member), dated December 19, 2023 to perform such duties and services as required by the Company relating to finance, strategy, accounting, business planning, insurance, capital raising initiatives, and other related activities as may be reasonably requested from time to time by the Company’s senior officers. Pursuant to the terms and conditions set forth in the Consulting Agreement, FinTrust Consulting, LLC was entitled to receive a fixed monthly fee of $17,250, among other payments. The Consulting Agreement can be terminated by either party upon providing 30 days’ notice. Effective February 25, 2025, Mr. Scheidemann resigned from his position as Interim Chief Financial Officer of the Company and the Consulting Agreement was mutually terminated.

Outstanding Equity Awards at 2023 Fiscal Year-End

Outstanding equity awards at 2024 fiscal year-end are comprised of Restricted Stock Units (“RSU”). There were no equity awards granted during the years ended December 31, 2024 and December 31, 2023.

Policies and Practices for Granting Certain Equity Awards

As on date of this report, the Company does not have an equity compensation plan in place. We do not maintain any written policies on the timing of granting equity-based stock option awards. We generally do not schedule stock option grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on stock option grant dates.

Compensation of Directors

Following resignations of the previous directors on the board of the Company and the shift in the Company’s strategy, our sole board member is Mr. Lance Friedman, who is also the Company’s Chief Executive Officer (“CEO”). During the financial year ended December 31, 2024, our sole board member was Mr. Friedman. For information related to the compensation of Mr. Friedman in the financial year 2024, see “Executive Compensation — Summary Compensation Table” above.

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

Security beneficial ownership table

The following table sets forth information as of April 14, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of our Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner	Shares of Common Stock beneficially owned (1) (2)	Percentage

Beneficial Owners of more than 5%:
Kristen Jones Romandetti (3)	8,856,599	26.82%
Steward Physician Contracting (4)	5,000,000	15.17%
C.T. Capital, Ltd. (5)	2,666,667	8.09%
Executive Officers and Directors:
Lance B. Friedman	-	-
Michael C. Howe	-	-
Ernest J. Scheidemann, Jr. (6)	-	-
Gary E. Stein	-	-
Kraig Higginson	-	-
Mara Jacobs	-	-

(1)	Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 32,958,288 (16,479 on a pro forma basis after giving effect to the 1 for 2,000 reverse split) shares of Common Stock issued and outstanding as of April 14, 2025.

(3)	Kristen Jones Romandetti is the spouse of our former Chief Executive Officer, Christian C. Romandetti, Sr. and her address is 3540 Charlton Pl., Melbourne, FL 32934.

(4)	The natural person with voting and dispositive control of the shares held by Steward Physician Contracting is Ralph de la Torre and his address is c/o Steward Health Care 1900 N Pearl St., Suite 2400, Dallas, Texas 75201.

(5)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with C.T. Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, C.T. Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. C.T. Capital may convert all or any portion of the outstanding principal amount – up to $2,000,000 – or interest on the loan into our Common Stock at a price equal to $0.75 per share. In December 2016, C.T. Capital converted $1,400,000 of the outstanding principal amount to 1,866,667 shares of Common Stock. For purposes of percent ownership calculation, we have assumed that the remaining $600,000 eligible for conversion to equity was converted into our Common Stock at a price of $0.75 per share. The natural person with voting and dispositive control of the shares held by C.T. Capital is Jeffrey Scott Roschman, and his address is c/o C.T. Capital, Ltd., 6300 NE 1st Avenue, Ste 202 Ft. Lauderdale, FL 33334.

(6)	On February 25, 2025, Mr. Scheidemann resigned from his position as Interim Chief Financial Officer of the Company.

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

Description of Securities

The Company has 100,000,000 shares of Common Stock, par value $0.001 per share, authorized for issuance (266,666 shares, par value $0.001 on a proforma basis adjusted for the contemplated 1 for 2,000 reverse split), 1,000,000 shares of Preferred Stock, of which (i) 40,000 Preferred shares were allocated to the Series B Convertible Preferred Stock, par value $0.01 per share, (ii) 4 Preferred shares were allocated to the Series A Super Voting Preferred Stock, par value $0.10 per share and (iii) 50,000 Preferred shares were allocated to Series C Preferred Stock, par value $0.0001 per share, authorized for issuance.

As of December 31, 2024, there were 32,958,288 (16,479 on a proforma basis adjusted for the contemplated 1 for 2,000 reverse split) shares of Common Stock, 147 shares of Series B 10% Convertible Preferred Stock, 4 shares of Series A Super Voting Preferred Stock, and 0 shares of Series C Convertible Preferred Stock that are issued and outstanding.

The holders of the Series A Super Voting Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the four (4) shares of Series A Super Voting Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of the Common Stock and all other voting securities of the Company are entitled to, as of any such date of determination, plus one million (1,000,000) votes, it being the intention that the holders of the Series A Super Voting Preferred Stock shall have effective voting control of the Company, on a fully diluted voting basis. Accordingly, each share of Series A Super Voting Stock shall entitle the Holder to that number of votes as is equal to 12.5% of the outstanding shares of Common Stock and all other voting securities of the Company are entitled to, as of such date of determination, plus 250,000 votes. The holders of the Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock as a single class. Currently, Lance Friedman, our Chief Executive Officer holds all 4 outstanding shares of the Series A Super Voting Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions since January 1, 2023 in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Policies and Procedures for Related Person Transactions

In connection with this offering, we expect to adopt a written related party transactions policy that will provide that transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party must be approved by our audit committee. This policy will become effective on the date on which the registration statement of which this prospectus is part is declared effective by the SEC. Pursuant to this policy, the audit committee will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the applicable provisions of the NYSE listing standards and the Exchange Act. Currently, none of our directors qualify as independent directors under the NYSE listing standards and Rule 10A-3 and Rule 10C-1 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We engaged Bush and Associates CPAs (“Bush”) as our independent registered public accounting firm for the audit of our financial statements for the years ended December 31, 2024 and 2023.

Our independent auditor, Bush was engaged in 2024 and therefore billed $0 for the year ended December 31, 2023. Audit Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed by accountants other than Bush for non-audit or tax related professional services. This category also includes fees billed by our former audit firm, BF Borgers CPA PC. during the financial year ended December 31, 2023.

	2024	2023
Audit Fees	$150,000	$-
Tax Fees	$-	$-
All Other Fees	$40,000	$55,000
Total	$190,000	$55,000

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.2*	Certificate of Designation for Series A Super Voting Preferred Stock of the Company

3.3*	Certificate of Designation for Series B Preferred Stock of the Company

3.4	Certificate of Designation for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

3.5	By-laws of the Company (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

4.1*	Description of Capital Stock

10.1	Share Exchange Agreement dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.2	Loan and Security Agreement dated as of June 13, 2013, by and between C.T. Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.3	Asset Purchase Agreement dated January 25, 2024 by and between the Company and Leading Primary Care, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.4	Stock Purchase Agreement dated July 20, 2023 by and between the Company and Gary C. Bernard, as amended by addendum dated May 5, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.5+	Employment agreement dated June 6, 2022 between the Company and Lance Friedman, as amended by the addendum dated March 1, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.6+

Employment agreement dated February 1, 2024 between the Company and Michael Howe (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.7+

Consulting agreement dated December 19, 2023 between the Company and FinTrust Consulting, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.8	Form of Subscription Agreement between the Company and Subscribers for Purchase of Strip comprising note, common stock and warrant (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

10.9	Warrant issued by Company to Puritan Partners LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

10.10	Form of Warrant issued by Company to Roderic Prat (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

19.1*	Insider Trading Policy

21*	List of Subsidiaries of the Company

24.1	Power of Attorney (as seen on signature page herein)

23.1*	Consent of Bush & Associates CPA LLC

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT+
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-01.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-01.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+
104	Interactive Data File

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance Friedman
Lance Friedman
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: April 15, 2025	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2025	By:	/s/ Lance Friedman
Lance Friedman
Principal Accounting Officer

