Form 10-Q
period 2025-03-31
First Choice Healthcare Solutions, Inc.
filed 2025-05-15
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________.

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

As of May 13, 2025, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of March 31,	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$29,645	$19,915
Other Current Assets	40,287	72,270
Total current assets	69,932	92,185
Property, plant and equipment, net	179,646	222,816
Operating lease right-of-use assets	3,634,307	3,734,869
Deposits	511,559	461,132
Total assets	$4,395,444	$4,511,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,517,931	$8,634,991
Operating lease liabilities, current portion	354,082	367,125
Notes payable	24,771,833	24,272,066
Total current liabilities	34,643,846	33,274,182

Long term liabilities:
PPP loan payable	471,300	471,300
Operating lease liabilities, non-current portion	3,173,190	3,237,060
Total liabilities	$38,288,336	$36,982,542

Stockholders’ deficit:
Series A Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	32,958	32,958
Additional paid-in capital	35,253,190	35,276,650
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(69,179,041)	(67,781,149)
Total stockholders’ deficit	(33,892,892)	(32,471,540)
Total liabilities and stockholders’ deficit	$4,395,444	$4,511,002

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	As of March 31,
	2025	2024

Revenue
Revenue, net of discounts	$4,033	$6,851
Gross profit	4,033	6,851

Operating expenses
Compensation expense	111,661	107,494
Selling, general and administrative expenses	476,828	396,183
Total operating expenses	588,489	503,677
Operating loss	(584,456)	(496,826)
Other income (expenses)
Gain (loss) on sale of equipment	(27,540)	2,600
Interest expense, net	(785,896)	(711,116)
Total other income (expenses), net	(813,436)	(708,516)
Loss from continuing operations before income taxes	(1,397,892)	(1,205,342)
Income taxes expense (benefit)	—	—
Net loss	(1,397,892)	(1,205,342)
Preferred stock dividends	—	(23,208)
Net loss attributable to common shareholders	$(1,397,892)	$(1,228,550)

Basic and diluted loss per common share
Net loss per common share	$(0.04)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025 and March 31, 2024

(unaudited, in dollars)

	Common stock		Preferred stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	32,958,288	$32,958	147	$1	$35,369,995	$(63,933,006)	$(28,530,052)
Dividends payable on Preferred Stock	—	—	—	—	(23,209)	—	(23,209)
Net loss	—	—	—	—	—	(1,205,342)	(1,205,342)
Balance, March 31, 2024	32,958,288	$32,958	147	$1	35,346,786	$(65,138,348)	$(29,758,603)

	Common stock		Preferred stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	32,958,288	$32,958	147	$1	$35,276,650	$(67,781,149)	$(32,471,540)
Dividends payable on Preferred Stock					(23,460)		(23,460)
Net loss	—	—	—	—	—	(1,397,892)	(1,397,892)
Balance, March 31, 2025	32,958,288	$32,958	147	$1	35,253,190	$(69,179,041)	$(33,892,892)

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in dollars)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,397,892)	$(1,205,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,630	8,682
Loss on disposition of assets	27,540	-
Interest expense	785,896
Amortization of debt discount	-	57,812
Preferred dividends – accrued	-	23,208
Provision for bad debts	-	861
Changes in operating assets and liabilities:
Accounts receivable	-	3,823
Other current assets	31,983	(43,984)
Decrease in leased assets	100,562	78,598
Increase in deposits	(50,427)	-
Increase in accounts payable and accrued liabilities	281,590	1,070,261
Increase in lease liabilities	(76,913)	(72,862)
Net cash provided by (used in) operating activities	$(292,031)	$(78,943)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	10,000	-
Net cash (used in) provided by investing activities	$10,000	$-

Cash flows from financing activities:
Interest paid	(45,000)	-
Proceeds from issuance of convertible notes	336,760	75,000
Net cash provided by (used in) financing activities	$291,760	$75,000

Net change in cash	9,729	(3,943)
Cash, beginning of period	19,915	12,604
Cash, end of period	$29,644	$8,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$18,750
Common shares issued for convertible notes - inducement	$-	$559

See the accompanying notes to these unaudited condensed consolidated financial statements

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The audited condensed consolidated financial statements of First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012, include the accounts of the Company and its direct and indirect wholly owned subsidiaries: FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 13, 2025.

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

Net loss per share

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common share as the inclusion of potentially dilutive common shares would be anti-dilutive.

	Three months ended March 31,
	2025	2024
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(1,397,892)	$(1,228,550)

Denominator:
Weighted-average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.04)	$(0.04)

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

	March 31,
	2025	2024
Convertible debt	730,129,506	2,810,648,817
Warrants to purchase common stock	13,756,977	11,774,164
Incentive shares payable issued with convertible notes	3,271,875	2,224,000
Restricted stock awards	7,974,375	1,357,308
Total	755,132,733	2,826,004,289

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

Leases

In February 2016, the FASB issued ASC 842, Leases, (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for leases previously classified as operating leases. The Company adopted ASC 842 effective January 1, 2022 and recognized and measured operating leases existing at, or entered into after, January 1, 2021 (the beginning of the earliest comparative period presented) using a modified retrospective approach, with certain practical expedients available (see Note 4). The Company’s accounting for finance leases under ASC 842 remained unchanged.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of March 31, 2025 or December 31, 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

As of March 31, 2025, and December 31, 2024, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

Non-Convertible Notes Payable

During the years ended December 31, 2022 and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, have original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2024 and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The balance of the non-convertible notes payable as of March 31, 2025 and 2024 is $2,607,636.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed. During the three months ended March 31, 2025 the Company received forgiveness for one PPP loan for $812,324. The Company has reinitiated forgiveness applications with the SBA and expects the remaining loans to be forgiven in full. As of March 31, 2025 and December 31, 2024, the Company had a total of PPP loans payable of $471,300 and $471,300, respectively, including accrued interest. The Company received confirmation from the SBA of full forgiveness of final PPP loan for $471,300 on April 24, 2025.

Non-convertible notes payable as of March 31, 2025 and December 31, 2024 are comprised of the following:

	March 31,	December 31,
	2025	2024
Notes Payable	$2,607,636	$2,607,636
PPP Loans Payable	471,300	471,300
Less current portion	(2,607,636)	(2,607,636)
Long term portion	$471,300	$471,300

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the three months ended March 31, 2025 and 2024, the Company recognized a total of $0 and $2,135,500, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at March 31, 2025 and December 31, 2024 was $214,812.

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

At March 31, 2025 and December 31, 2024, the balance of 10% notes was $5,973,000 and $5,973,000, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0, and accrued interest was $3,136,309 and $2,536,309, respectively.

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

At March 31, 2025 and December 31, 2024, the balance of 35% notes was $5,600,462 and $5,600,462, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0 and discounts from incentive shares were $0 and $0, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three months ended March 31, 2025 and 2024, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants and $0 and $0 in amortization of incentive shares, respectively.

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

At March 31, 2025 and December 31, 2024, the balance of 20% Notes was $2,427,500.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three months ended March 31, 2025, the Company recognized $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 in amortization of incentive shares and $0 in accrued interest on the 20% Notes. During the three months ended March 31, 2025, the Company recognized $8,250 in interest expense from the amortization of original issuance discounts of the 20% Notes and $1,803 in amortization of incentive shares and $1,727 in accrued interest on the 20% Notes.

Convertible notes payable as of March 31, 2025 and December 31, 2024 are comprised of the following:

	March 31, 2025	December 31, 2024
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,973,000	$5,973,000
Amount 35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	2,427,500	2,427,500
Total	14,000,962	14,000,962
Less: unamortized discounts	(214,812)	(214,812)
Total	$13,786,150	$13,786,150
Less current portion	(13,786,150)	(13,786,150)
Long-term portion	$-	$-

NOTE 4— LEASES

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

Operating leases consist of an office and clinic locations and have remaining terms of approximately 7 and 1 years, respectively, and include options to extend the leases for additional periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially.

Contractual lease payments are as follows as of March 31, 2025:

2025	$576,156
2026	721,131
2027	739,152
2028	756,907
2029	773,719
Thereafter	1,726,996
Total Lease Payments	5,294,061
Less Interest	(1,766,789)
Total Lease Liabilities	$3,527,272
Less: Current Portion	(354,082)
Long-Term Liabilities	$3,173,190

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

Upon receipt of the Order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of March 31, 2025, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

In connection with the issuance of the 20% OID Convertible Notes, the Company was to issue incentive shares of unrestricted common stock. As of March 31, 2025, none of the incentive shares were issued and were recorded as a Common Share Payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The Company does not have an Incentive Stock Plan in place.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted shares units issued as of December 31, 2024	1,357,308
Granted	—
Forfeited	—
Total Restricted Shares Issued at March 31, 2025	1,357,308

During the three months ended March 31, 2025 and March 31, 2024, the Company granted 0 performance-based, restricted stock units.

As of March 31, 2025, stock-based compensation related to restricted stock awards of $0 remains unamortized.

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

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2024:	13,756,977
Issued	-
Exercised	—
Expired	—
Outstanding at March 31, 2025:	13,756,977

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of March 31, 2025 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the three months ending March 31, 2025, the Company experienced operating losses of approximately $1.4 million and corresponding cash outflows from operations of approximately $0.3 million. This performance reflected challenges in operating and restructuring the Company because of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2025, financial statements for subsequent events and transactions through May 15, 2025, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements.

The Company received notification from the SBA of full forgiveness of final PPP loan in the amount of $471,300 on April 24, 2025.

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

Overview

For the three months ended March 31, 2025, and March 31, 2024, we reported a net loss of $1,397,892 and $1,205,342, respectively, a increase of $192,549 or 16%. The increase in the net loss was attributable to increased rent charges and interest for the three months ending March 31, 2025 as compared to March 31, 2024, The increase in operating expenses resulted from 2 new leases for Good Clinic Properties.

Results of Operations

Three Months Ended March 31, 2025, as Compared to Three Months Ended March 31, 2024

The following is a discussion of the results of operations for the three ended March 31, 2025, compared to the Three Months Ended March 31, 2024.

Revenues

Total revenue was $4,033 for the three months ended March 31, 2025, decreasing 41% from $6,851 in the prior year. Net patient service revenue accounted for all of total revenue in 2025. The decrease in patient service revenue was the result of eliminating service offerings with the exception of physical therapy and fewer patient visits.

Operating Expenses

Operating expenses include the following:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Salaries and benefits	$111,661	$107,494
Other operating expenses	265,081	280,330
General and administrative	206,117	107,171
Depreciation and amortization	5,630	8,682
Total operating expenses	$588,489	$503,677

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

General and administrative expenses were $206,117 for the three months ended March 31, 2025 as compared to $107,171 for the three months ended March 31, 2024, an increase of $98,946. The increase in spending is primarily due to additional rent expense for the new leases in Minnesota.

Net Loss from Operations

Net loss from operations for the three months ended March 31, 2025 totaled $584,456, which compared to a loss from operations of $496,826 for the three months ended March 31, 2024. The increase is a result of the operating expenses discussed above.

Interest Income (expense)

Interest expense increased to $785,896 for the three months ended March 31, 2025, which compared to interest expense of $711,116 for the three months ended March 31, 2024. The increase is primarily due to the receipt of additional capital investments in 2024.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $1,397,892 for the three months ended March 31, 2025 as compared to net loss attributable to common shareholders of $1,228,550 reported for the same year period in the prior year.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $29,645 and accounts receivables of $0. This compared to cash of $19,915 and accounts receivable of $0 as of December 31, 2024.

The Company believes that the current cash balance as of March 31, 2025, along with continued execution of its business development plan, will allow the Company to further improve its working capital.

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

Net cash used in our operating activities for the three months ended March 31, 2025 totaled $292,031, which compared to net cash used in our operations for the three months ended March 31, 2024 of $78,943. The increase in cash used for the three months ended March 31, 2025 was due primarily to an increase in accounts payable.

Net cash flows used in investing activities was $10,000 for the three months ended March 31, 2025, compared to net cash provided by investing activities of $0 for the three months ended March 31, 2024. for the net cash provided in the three months ended March 31, 2024 was primarily the result of proceeds from the sale of assets.

Net cash provided in financing activities was $291,761 for three months ended March 31, 2025, compared to net cash provided in financing activities of $75,000 for the three months ended March 31, 2024. The cash flows provided in our financing activities were the result of additional convertible debt investment.

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Proceeds from issuance of convertible notes	$336,761	$75,000
Interest paid	(45,000)	—
Net cash provided by financing activities	$291,761	$75,000

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
3.2	Certificate of Designation for Series A Super Voting Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.3	Certificate of Designation for Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.4	Certificate of Designation for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024)
3.5	By-laws of the Company (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.**

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 15, 2025	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Lance Friedman
Lance Friedman
(Principal Accounting Officer)

