Form 10-Q
period 2025-06-30
First Choice Healthcare Solutions, Inc.
filed 2025-08-13
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 13, 2025, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,454	$19,915
Other Current Assets	9,459	72,270
Total current assets	15,913	92,185
Property, plant and equipment, net	154,756	222,816
Operating lease right-of-use assets	3,539,385	3,734,869
Deposits	512,541	461,132
Total assets	$4,222,595	$4,511,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$10,339,589	$8,634,991
Operating lease liabilities, current portion	377,910	367,125
Notes payable	24,976,240	24,272,066
Total current liabilities	35,693,739	33,274,182

Long term liabilities:
PPP loan payable	-	471,300
Operating lease liabilities, non-current portion	3,084,645	3,237,060
Total liabilities	$38,778,384	$36,982,542

Stockholders’ deficit:
Series A Super Voting Preferred Stock; 4 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Series A Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	32,958	32,958
Additional paid-in capital	35,229,729	35,276,650
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(69,818,477)	(67,781,149)
Total stockholders’ deficit	(34,555,789)	(32,471,540)
Total liabilities and stockholders’ deficit	$4,222,595	$4,511,002

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Revenue, net of discounts	$1,423	$3,303	$5,456	$10,154
Gross profit	1,423	3,303	5,456	10,154

Operating expenses
Compensation expense	143,578	111,661	255,241	219,155
Selling, general and administrative expenses	432,259	370,637	909,087	766,820
Total operating expenses	575,837	482,298	1,164,328	985,975
Operating loss	(574,414)	(478,995)	(1,158,872)	(975,821)
Other income (expenses)
Gain (loss) on sale of equipment	(20,788)	1,550	(48,328)	4,150
PPP Loan Forgiveness	471,300	-	471,300	-
Interest expense, net	(515,534)	(1,384,916)	(1,301,429)	(2,096,033)
Total other income (expenses), net	(65,022)	(1,383,366)	(878,457)	(2,091,883)
Loss from continuing operations before income taxes	(639,436)	(1,862,361)	(2,037,329)	(3,067,704)
Income taxes expense (benefit)	-	-	-	-
Net loss	(639,436)	(1,862,361)	(2,037,329)	(3,067,704)
Preferred stock dividends	-	(23,206)	-	(46,415)
Net loss attributable to common shareholders	$(639,436)	$(1,885,567)	$(2,037,329)	$(3,114,119)

Basic and diluted loss per common share
Net loss per common share	$(0.02)	$(0.06)	$(0.06)	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2025 and June 30, 2024

(unaudited, in dollars)

	Common stock		Preferred stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	32,958,288	$32,958	147	$1	$35,369,995	$(63,933,006)	$(28,530,052)
Dividends payable on Preferred Stock	—	—	—	—	(23,209)	—	(23,209)
Net loss	—	—	—	—	—	(1,205,342)	(1,205,342)
Balance, March 31, 2024	32,958,288	$32,958	147	$1	$35,346,786	$(65,138,348)	$(29,758,603)
Dividends payable on Preferred Stock	—	—	—	—	(23,206)	—	(23,206)
Net loss	—	—	—	—	—	(1,862,361)	(1,862,361)
Balance, June 30, 2024	32,958,288	$32,958	147	$1	$35,323,580	$(67,000,709)	$(31,644,170)

	Common stock		Preferred stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	32,958,288	$32,958	147	$1	$35,276,650	$(67,781,149)	$(32,471,540)
Dividends payable on Preferred Stock					(23,460)		(23,460)
Net loss	—	—	—	—	—	(1,397,892)	(1,397,892)
Balance, March 31, 2025	32,958,288	$32,958	147	$1	$35,253,190	$(69,179,041)	$(33,892,892)
Dividends payable on Preferred Stock					(23,461)		(23,461)
Net loss	—	—	—	—	—	(639,436)	(639,436)
Balance, June 30, 2025	32,958,288	$32,958	147	$1	$35,229,729	$(69,818,477)	$(34,555,789)

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in dollars)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,037,329)	$(3,067,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,733	17,364
Loss on sale of assets	48,327	-
Forgiveness of PPP Loan	(471,300)	-
Interest expense	1,301,429	-
Amortization of debt discount	-	162,626
Preferred dividends – accrued	-	46,416
Provision for bad debts	-	1,506
Changes in operating assets and liabilities:
Accounts receivable	-	8,964
Other current assets	11,403	(262,306)
Decrease in leased assets	195,484	158,112
Increase in deposits		-
Increase in accounts payable and accrued liabilities	694,968	2,448,401
Decrease in lease liabilities	(141,630)	(146,970)
Net cash provided by (used in) operating activities	$(388,915)	$(633,591)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	10,000	-
Net cash (used in) provided by investing activities	$10,000	$-

Cash flows from financing activities:
Interest paid	(90,000)	-
Proceeds from issuance of convertible notes	455,454	622,500
Net cash provided by (used in) financing activities	$365,454	$622,500

Net change in cash	(13,461)	(11,091)
Cash, beginning of period	19,915	12,607
Cash, end of period	$6,454	$1,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$155,625
Common shares issued for convertible notes - inducement	$-	$8,406

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The audited condensed consolidated financial statements of First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012, include the accounts of the Company and its direct and indirect wholly owned subsidiaries: FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice. And the Good Clinic Properties, LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025 and for the six months ended June 30, 2025 and 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 13, 2025.

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

	Six months ended June 30,
	2025	2024
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(2,037,329)	$(3,114,119)

Denominator:
Weighted-average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.06)	$(0.09)

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

	June 30, 2025	June 30, 2024
Convertible debt	1,018,265,762	1,132,213,935
Warrants to purchase common stock	13,756,977	13,756,977
Incentive shares payable issued with convertible notes	3,271,875	3,271,875
Restricted stock awards	7,974,375	1,357,308
Total	1,043,268,989	2,826,004,289

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of June 30, 2025 or December 31, 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

As of June 30, 2025, and December 31, 2024, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

Non-Convertible Notes Payable

During the years ended December 31, 2022 and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, have original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2024 and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The balance of the non-convertible notes payable as of June 30, 2025 and December 31, 2024 was $2,995,137 and 2,607,636 respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed. The Company reinitiated the two forgiveness applications with the SBA and expects the remaining loans to be forgiven in full. As of December 31, 2024, the Company had a total of PPP loans payable of $471,300 including accrued interest. The Company received confirmation from the SBA of full forgiveness of the final PPP loan for $471,300 on April 24, 2025.

Non-convertible notes payable as of June 30, 2025 and December 31, 2024 are comprised of the following:

	June 30,	December 31,
	2025	2024
Notes Payable	$2,995,137	$2,607,636
PPP Loans Payable	-	471,300
Less current portion	(2,995,137)	(2,607,636)
Long term portion	$-	$471,300

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the six months ended June 30, 2025 and 2024, the Company recognized a total of $0 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount as of June 30, 2025 and December 31, 2024 was $251,809 and $214,812 respectively.

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

At June 30, 2025 and December 31, 2024, the balance of 10% notes was $5,973,000 and $5,973,000, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0, and accrued interest was $3,136,309 and $2,536,309, respectively.

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

At June 30, 2025 and December 31, 2024, the balance of 35% notes was $5,600,462 and $5,600,462, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0 and discounts from incentive shares were $0 and $0, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the Six months ended June 30, 2025 and 2024, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants and $0 and $0 in amortization of incentive shares, respectively.

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

At June 30, 2025 and December 31, 2024, the balance of 20% Notes was $2,427,500.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the Six months ended June 30, 2025, the Company recognized $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 in amortization of incentive shares and $0 in accrued interest on the 20% Notes. During the Six months ended June 30, 2025, the Company recognized $8,250 in interest expense from the amortization of original issuance discounts of the 20% Notes and $1,803 in amortization of incentive shares and $1,727 in accrued interest on the 20% Notes.

Convertible notes payable as of June 30, 2025 and December 31, 2024 were comprised of the following:

	June 30, 2025	December 31, 2024
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,973,000	$5,973,000
Amount 35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	2,427,500	2,427,500
Total	14,000,962	14,000,962
Less: unamortized discounts	(251,809)	(214,812)
Total	$13,749,153	$13,786,150
Less current portion	(13,749,153)	(13,786,150)
Long-term portion	$-	$-

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

Contractual lease payments were as follows as of June 30, 2025:

2025	$384,104
2026	721,131
2027	739,152
2028	756,907
2029	773,719
Thereafter	1,726,996
Total Lease Payments	5,102,009
Less Interest	(1,639,454)
Total Lease Liabilities	$3,462,555
Less: Current Portion	(377,910)
Long-Term Liabilities	$3,084,645

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

Upon receipt of the Order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of June 30, 2025, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

In connection with the issuance of the 20% OID Convertible Notes, the Company was to issue incentive shares of unrestricted common stock. As of June 30, 2025, none of the incentive shares were issued and were recorded as a Common Share Payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The Company does not have an Incentive Stock Plan in place.

Restricted Stock Units (“RSU”)

Transactions involving restricted stock units issued are summarized as follows:

Restricted shares units issued as of December 31, 2024	1,357,308
Granted	—
Forfeited	—
Total Restricted Shares Issued at June 30, 2025	1,357,308

During the six months ended June 30, 2025 and March 31, 2024, the Company granted 0 performance-based, restricted stock units.

As of June 30, 2025, stock-based compensation related to restricted stock awards of $0 remains unamortized.

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

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2024:	13,756,977
Issued	-
Exercised	—
Expired	—
Outstanding at June 30, 2025:	13,756,977

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of June 30, 2025 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the six months ending June 30, 2025, the Company experienced operating losses of approximately $2.0 million and corresponding cash outflows from operations of approximately $0.4 million. This performance reflected challenges in operating and restructuring the Company because of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2025, financial statements for subsequent events and transactions through August 13, 2025, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements.

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

Overview

For the Six Months Ended June 30, 2025, and June 30, 2024, we reported a net loss of $2,037,329 and $3,067,704, respectively, a decrease of $1,030,375 or 34%. The decrease in the net loss was attributable to decreased interest for the six months ending June 30, 2025 as compared to June 30, 2024.

Results of Operations

Six months ended June 30, 2025, as Compared to Six months ended June 30, 2024

The following is a discussion of the results of operations for the three ended June 30, 2025, compared to the six months ended June 30, 2024.

Revenues

Total revenue was $5,456 for the six months ended June 30, 2025, decreasing 46% from $10,154 in the prior year. Net patient service revenue accounted for all of total revenue in 2025. The decrease in patient service revenue was the result of eliminating service offerings in the Melbourne, Florida location.

Operating Expenses

Operating expenses include the following:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Salaries and benefits	$255,241	$219,155
Other operating expenses	531,209	544,459
General and administrative	368,146	204,997
Depreciation and amortization	9,733	17,364
Total operating expenses	$1,164,328	$985,975

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

General and administrative expenses were $368,146 for the six months ended June 30, 2025 as compared to $204,997 for the six months ended June 30, 2024, an increase of $163,149. The increase in spending is primarily due to additional rent expenses for the new leases in Minnesota.

Net Loss from Operations

Net loss from operations for the six months ended June 30, 2025 totaled $2,037,329, which compared to a loss from operations of $3,067,704 for the six months ended June 30, 2024. The decrease is a result of the interest expenses discussed above.

Interest Income (expense)

Interest expense decreased to $1,301,429 for the six months ended June 30, 2025, which compared to interest expense of $2,096,033 for the six months ended June 30, 2024. The increase in 2024 was primarily due to the receipt of additional capital investments in 2024.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $2,037,329 for the six months ended June 30, 2025 as compared to net loss attributable to common shareholders of $3,067,704 reported for the same year period in the prior year.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $6,454 and accounts receivables of $0. This is compared to cash of $19,915 and accounts receivable of $0 as of December 31, 2024.

The Company believes that the current cash balance as of June 30, 2025, along with the continued execution of its business development plan, will allow the Company to further improve its working capital.

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

Net cash provided in our operating activities for the six months ended June 30, 2025 totaled $388,915, which compared to net cash used in our operations for the six months ended June 30, 2024 of $633,591. The decrease in cash used for the six months ended June 30, 2025 was due primarily to a the decrease in accounts payable.

Net cash flows used in investing activities was $10,000 for the six months ended June 30, 2025, compared to net cash provided by investing activities of $0 for the six months ended June 30, 2024 was primarily the result of proceeds from the sale of assets.

Net cash provided in financing activities was $365,454 for six months ended June 30, 2025, compared to net cash provided in financing activities of $622,500 for the six months ended June 30, 2024. The cash flows provided in our financing activities were the result of additional convertible debt investment.

	Six Months Ended	Six Months Ended
	June 30, 2025	Jun 30, 2024
Proceeds from issuance of convertible notes	$455,454	$622,500
Interest paid	(90,000)	—
Net cash provided by financing activities	$365,454	$622,500

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 13, 2025	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Lance Friedman
Lance Friedman
(Principal Accounting Officer)

