Form 10-Q
period 2025-09-30
First Choice Healthcare Solutions, Inc.
filed 2025-11-12
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 11, 2025, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,430	$19,915
Other Current Assets	1,173	72,270
Total current assets	3,603	92,185
Property, plant and equipment, net	150,653	222,816
Operating lease right-of-use assets	3,445,332	3,734,869
Deposits	513,522	461,132
Total assets	$4,113,110	$4,511,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,098,453	$8,634,991
Operating lease liabilities, current portion	404,447	367,125
Notes payable	25,658,086	24,272,066
Total current liabilities	37,160,986	33,274,182

Long term liabilities:
PPP loan payable	-	471,300
Operating lease liabilities, non-current portion	2,994,260	3,237,060
Total liabilities	$40,155,246	$36,982,542

Stockholders’ deficit:
Series A Super Voting Preferred Stock; 4 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series A Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1

Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	32,958	32,958
Additional paid-in capital	35,206,268	35,276,650
Treasury stock, 74,453 common shares, at cost	—	—
Accumulated deficit	(71,281,363)	(67,781,149)
Total stockholders’ deficit	(36,042,136)	(32,471,540)
Total liabilities and stockholders’ deficit	$4,113,110	$4,511,002

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Revenue, net of discounts	$230	$(29,955)	$5,686	$(19,801)
Gross profit	230	(29,955)	5,686	(19,801)

Operating expenses
Compensation expense	145,616	111,660	400,854	330,815
Selling, general and administrative expenses	475,778	308,338	1,384,866	1,075,158
Total operating expenses	621,394	419,998	1,785,720	1,405,973
Operating loss	(621,164)	(449,953)	(1,780,034)	(1,425,774)
Other income (expenses)
Gain (loss) on sale of equipment		1,100	(48,327)	5,250
PPP Loan Forgiveness		-	471,300	-
Interest expense, net	(841,724)	(368,354)	(2,143,153)	(2,464,387)
Total other income (expenses), net	(841,724)	(367,254)	(1,720,180)	(2,459,137)
Loss from continuing operations before income taxes	(1,462,888)	(817,207)	(3,500,214)	(3,884,911)
Income taxes expense (benefit)	-	-	-	-
Net loss	(1,462,888)	(817,207)	(3,500,214)	(3,884,911)
Preferred stock dividends	-	(23,209)	-	(69,624)
Net loss attributable to common shareholders	$(1,462,888)	$(840,416)	$(3,500,214)	$(3,954,535)

Basic and diluted loss per common share
Net loss per common share	$(0.04)	$(0.02)	$(0.11)	$(0.12)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2025 and September 30, 2024

(unaudited, in dollars)

	Common stock		Preferred stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	32,958,288	$32,958	147	$1	$35,369,995	$(63,933,006)	$(28,530,052)
Dividends payable on Preferred Stock	—	—	—	—	(23,209)	—	(23,209)
Net loss	—	—	—	—	—	(1,205,341)	(1,205,341)
Balance, March 31, 2024	32,958,288	$32,958	147	$1	$35,346,786	$(65,138,347)	$(29,758,602)
Dividends payable on Preferred Stock	—	—	—	—	(23,206)	—	(23,206)
Net loss	—	—	—	—	—	(1,862,361)	(1,862,361)
Balance, June 30, 2024	32,958,288	$32,958	147	$1	$35,323,580	$(67,000,708)	$(31,644,170)
Dividends payable on Preferred Stock	—	—	—	—	(23,210)	—	(23,210)
Net loss	—	—	—	—	—	(817,207)	(817,207)
Balance, September 30, 2024	32,958,288	$32,958	147	$1	$35,300,370	$(67,817,914)	$(32,484,587)

	Common stock		Preferred stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	32,958,288	$32,958	147	$1	$35,276,650	$(67,781,149)	$(32,471,540)
Dividends payable on Preferred Stock					(23,460)		(23,460)
Net loss	—	—	—	—	—	(1,397,892)	(1,397,892)
Balance, March 31, 2025	32,958,288	$32,958	147	$1	$35,253,190	$(69,179,041)	$(33,892,892)

Dividends payable on Preferred Stock					(23,461)		(23,461)
Net loss	—	—	—	—	—	(639,436)	(639,436)
Balance, June 30, 2025	32,958,288	$32,958	147	$1	$35,229,729	$(69,818,477)	$(34,555,789)
Dividends payable on Preferred Stock					(23,460)		(23,460)
Net loss	—	—	—	—	—	(1,462,887)	(1,462,888)
Balance, September 30, 2025	32,958,288	$32,958	147	$1	$35,206,269	$(71,281,364)	$(36,042,136)

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in dollars)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,500,214)	$(3,884,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,836	25,965
Loss on sale of assets	48,327	-
Forgiveness of PPP Loan	(471,300)	-
Interest expense	2,143,153	-
Amortization of debt discount	-	260,246
Preferred dividends – accrued	-	69,624
Provision for bad debts	-	1,582
Changes in operating assets and liabilities:
Accounts receivable	-	41,661
Other current assets	18,707	(301,920)
Decrease in leased assets	289,537	260,373
Increase in deposits		-
Increase in accounts payable and accrued liabilities	1,110,947	2,978,967
Decrease in lease liabilities	(205,478)	1,233,798
Net cash provided by (used in) operating activities	$(552,485)	$685,385

Cash flows from investing activities:
Proceeds from the sale of fixed assets	10,000	-
Purchase of property and equipment		(1,638,987)
Net cash (used in) provided by investing activities	$10,000	$(1,638,987)

Cash flows from financing activities:
Interest paid	(90,000)	-
Proceeds from issuance of convertible notes	615,000	942,500
Net cash provided by (used in) financing activities	$525,000	$942,500

Net change in cash	(17,485)	(11,102)
Cash, beginning of period	19,915	12,607
Cash, end of period	$2,430	$1,505

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$235,625
Common shares issued for convertible notes - inducement	$-	$15,812

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The audited condensed consolidated financial statements of First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012, include the accounts of the Company and its direct and indirect wholly owned subsidiaries: FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice, and The Good Clinic Properties, LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2025 and for the nine months ended September 30, 2025 and 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on May 13, 2025.

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

	Nine months ended September 30,
	2025	2024
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(3,500,214)	$(3,954,535)

Denominator:
Weighted-average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.11)	$(0.12)

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

	September 30, 2025	December 31, 2024
Convertible debt	1,025,231,949	1,132,213,935
Warrants to purchase common stock	11,656,581	13,756,977
Incentive shares payable issued with non convertible notes	4,410,938	3,271,875
Restricted stock awards	-	1,357,308
Total	1,041,299,468	1,150,600,095

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2025 or December 31, 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

As of September 30, 2025, and December 31, 2024, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

Non-Convertible Notes Payable

20% Cash Payment Notes

During the years ended December 31, 2022 and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, with a 20% cash payment on the principal amount of the note and were unsecured. During the years ended December 31, 2024 and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The balance of the non-convertible notes payable as of September 30, 2025 and December 31, 2024 was $3,376,387 and $2,607,636 respectively.

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

Other Non-Convertible Notes

As of September 30, 2025 and December 31, 2024, there were $2,293,963 and $2,239,019, respectively, of Other Non-Convertible Notes. The Notes have fixed interest rates that range up to 18%. As of September 30, 2025, the Notes include $2,142,105 due to the Company’s Chief Executive Officer and $151,858 due to the Company’s prior Chief Financial Officer. The Notes due to the Chief Executive Officer and prior Chief Financial Officer relate to deferred compensation, payments to third party service provides, and other normal course of business items. As of December 31, 2024, the Notes include $1,626,983 due to the Company’s Chief Executive Officer, $151,858 due to the Company’s prior Chief Financial Officer, and $460,178 due to multiple unrelated parties. The Notes due to the Chief Executive Officer and prior Chief Financial Officer relate to deferred compensation, payments to third party service provides, and other normal course of business items.

Non-convertible notes payable as of September 30, 2025 and December 31, 2024 are comprised of the following:

	September 30, 2025	December 31, 2024
20% Cash Payment Notes	$3,376,387	$2,607,636
PPP Loans Payable	-	471,300
Other Non-Convertible Notes	2,293,963	2,239,019
Less current portion	(5,670,350)	(4,846,655)
Long term portion	$-	$471,300

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the nine months ended September 30, 2025 and 2024, the Company recognized a total of $583,736 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount as of September 30, 2025 and December 31, 2024 was $8,507 and $214,812 respectively.

Convertible Notes Payable

10% OID Senior Secured Convertible Notes

The Company entered into Security Purchase Agreements with lenders for the sale of 10% original issue discount senior secured promissory notes (“10% Notes”) and warrants to purchase shares of the Company’s common stock equal to 50% of the face value. The 10% Notes accrue interest at 10% per annum payable quarterly, are convertible into shares of the Company’s common stock at the option of the holder at any time. The conversion price in effect on the conversion date shall be equal to: the lesser of 75% of the price per share of Common Stock paid by other investors for a majority of the Common Stock issued in the qualified financing (as defined under the 10% Notes) or seventy five cents ($0.75), subject to adjustment therein.

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

At September 30, 2025 and December 31, 2024, the balance of 10% notes was $5,973,000 and $5,973,000, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0 respectively.

35% OID Super Priority Senior Secured Convertible Notes

The Company entered into Security Purchase Agreements with lenders for the sale of 35% original issue discount senior secured promissory notes (“35% Notes”), warrants to purchase shares of the Company’s common and shares of the Company’s common stock as incentives. The 35% Notes have a 35% original issuance discount being amortized to interest expense through maturity, are non-interest bearing, are due at the earlier of six months from the date of issue or upon the occurrence of a liquidity event and are prepayable by the Company at any time at a premium of 120% of the outstanding balance. Upon the occurrence of default, the holder shall have the right, at the holder’s option, to convert the 35% Note in whole or in part, including any outstanding principal amount, interest and any fees and any and all other outstanding amounts owing thereon, in each case, at the lower of 1) 75% of average of the two lowest closing prices of the Company’s common stock during the fifteen (15) consecutive trading days ending on the trading day immediately prior to the applicable conversion; or 2) a 25% discount to lowest share price sold by the Company based on any subsequent financings with other investors.

Warrants to purchase shares of the Company’s common stock warrants have a five-year term, are exercisable upon the completion of a Qualified Financing at a cash exercise price equal to 93.75% of the per share price of the Company’s common stock sold to third-party investors in a Qualified Financing.

At September 30, 2025 and December 31, 2024, the balance of 35% notes was $5,600,462 and $5,600,462, original issuance discounts were $0 and $0, discounts from warrants were $0 and $0, discounts from deferred finance costs were $0 and $0 and discounts from incentive shares were $0 and $0, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the nine months ended September 30, 2025 and 2024, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants and $0 and $0 in amortization of incentive shares, respectively.

20% OID Senior Secured Convertible Notes Payable

The Company entered into Security Purchase Agreements with lenders for the sale of 20% original issue discount promissory notes (“20% Notes”), warrants to purchase shares of the Company’s common stock with a five-year term, exercisable at any time at the option of the holder at a cash exercise price equal to 85% of the per share price of Company’s common stock sold to third-party investors in a qualified financing and incentive shares of the Company’s common stock. The 20% Notes accrue interest at 10% per annum, principal and interest are due at the earlier of six months from the date of issue or upon the occurrence of a liquidity event.

The holder shall have the right to convert the principal amount of the 20% Note and any accrued interest into Common Stock (i) on a qualified financing at a price equal to 85% of the qualified offering price ;or (i) otherwise at a conversion price equal to: a 10% discount to the VWAP for the five days preceding the date of conversion subject to a maximum price of $1.00, subject to adjustment therein. The 20% OID Notes are not convertible into shares of Series C Preferred Stock of the Company.

At September 30, 2025 and December 31, 2024, the balance of 20% Notes was $2,427,500.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the nine months ended September 30, 2025, the Company recognized $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 in amortization of incentive shares and $0 in accrued interest on the 20% Notes. During the nine months ended September 30, 2025, the Company recognized $8,250 in interest expense from the amortization of original issuance discounts of the 20% Notes and $1,803 in amortization of incentive shares and $1,727 in accrued interest on the 20% Notes.

Convertible notes payable as of September 30, 2025 and December 31, 2024 were comprised of the following:

	September 30, 2025	December 31, 2024
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,973,000	$5,973,000
Amount 35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	5,600,462	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	2,427,500	2,427,500
Total	14,000,962	14,000,962
Less: unamortized discounts	(251,809)	(214,812)
Total	$13,749,153	$13,786,150
Less current portion	(13,749,153)	(13,786,150)
Long-term portion	$-	$-

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

Contractual lease payments were as follows as of September 30, 2025:

2025	$320,256
2026	721,131
2027	739,152
2028	756,907
2029	773,719
Thereafter	1,726,996
Total Lease Payments	5,038,161
Less Interest	(1,639,454)
Total Lease Liabilities	$3,398,707
Less: Current Portion	(404,447)
Long-Term Liabilities	$2,994,260

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

Upon receipt of the Order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of September 30, 2025, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

In connection with the issuance of the 20% OID Convertible Notes, the Company was to issue incentive shares of unrestricted common stock. As of September 30, 2025, none of the incentive shares were issued and were recorded as a Common Share Payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The Company does not have an Incentive Stock Plan in place.

Restricted Stock Units (“RSU”)

All previously issued RSUs were terminated as part of the bankruptcy. No RSUs were issued after the bankruptcy. As such, there are no RSUs outstanding as of September 30, 2025 and December 31, 2024

Warrants

Warrants in connection with 10% OID Senior Secured Convertible Notes

In connection with the issuance of the 10% Senior Secured Convertible Notes the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years.

Warrants in connection with 35% OID Super Priority Senior Secured Convertible Notes

In connection with the issuance of the 35% Senior Secured Convertible Notes the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years.

Warrants in connection with 20% OID Unsecured Convertible Notes Payable

In connection with the issuance of the 20% Unsecured Convertible Notes the Company issued warrants. The warrants have an exercise price equal to 85% of the price of the qualified financing price (s defined under the warrant), coverage of 150% and a term of five years from the date of the warrant.

Warrants in connection with Series B Preferred Convertible Stock

In connection with the issuance of the Series B Preferred Convertible Stock the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years.

Warrants in connection with Non-Convertible Notes

In connection with the issuance of the Non-Convertible Notes the Company issued warrants. The warrants have an exercise price equal to $0.05 and a term of 5 years.

Other Warrants issued to Service Providers

The Company issued 850,000 warrants to four holders in consideration provided by them to the Company during its restructuring and bankruptcy proceedings. Of these, 200,000 warrants issued to one holder have a term of 5 years and an exercise price of $0.05, 350,000 warrants issued to one holder have a term of 5 years and an exercise price of $0.25 and 300,000 warrants (150,000 each issued to two separate holders) have a term of 5 years and an exercise price of 93.75% of the next qualifying offering.

Warrants outstanding as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
10% OID Senior Secured Convertible Notes	2,986,500	2,986,500
35% OID Super Priority Senior Secured Convertible Notes	2,800,231	2,800,231
20% OID Unsecured Convertible Notes Payable	3,641,250	3,641,250
Series B Preferred Convertible Stock	528,600	528,600
Non-Convertible Notes	850,000	850,000
Other Warrants	850,000	850,000
Total	11,656,581	11,656,581

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2024:	11,656,581
Issued	—
Exercised	—
Expired	—
Outstanding at September 30, 2025:	11,656,581

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of September 30, 2025 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the nine months ending September 30, 2025, the Company experienced operating losses of approximately $3.5 million and corresponding cash outflows from operations of approximately $0.55 million. This performance reflected challenges in operating and restructuring the Company because of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2025, financial statements for subsequent events and transactions through November 11, 2025, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements. On September 24, 2024, the Company filed an S-1/A with the Securities and Exchange Commission.

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

Overview

For the Nine Months Ended September 30, 2025, and September 30, 2024, we reported a net loss of $3,500,214 and $3,954,535, respectively, a decrease of $454,319 or 11.5%. The decrease in the net loss was attributable to decreased interest for the nine months ending September 30, 2025 and PPP forgiveness in the amount of $471,300 as compared to September 30, 2024.

Results of Operations

Nine months ended September 30, 2025, as Compared to Nine months ended September 30, 2024

The following is a discussion of the results of operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Revenues

Total revenue was $5,686 for the nine months ended September 30, 2025, increasing from ($19,801) in the prior year. Net patient service revenue accounted for all of total revenue in 2025. The effective increase in patient service revenue was the result of a write-off in 2024.

Operating Expenses

Operating expenses include the following:

	Nine Months Ended Sept. 30, 2025	Nine Months Ended Sept, 30, 2024
Salaries and benefits	$400,854	$330,815
Other operating expenses	792,356	810,983
General and administrative	578,674	238,210
Depreciation and amortization	13,836	25,965
Total operating expenses	$1,785,720	$1,405,973

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which included legal, accounting and professional fees associated with being a public entity.

General and administrative expenses were $578,674 for the nine months ended September 30, 2025 as compared to $238,210 for the nine months ended September 30, 2024, an increase of $340,464. The increase in spending is primarily due to additional rent expenses for the new leases in Minnesota.

Net Loss from Operations

Net loss from operations for the nine months ended September 30, 2025 totaled $3,500,214, which compared to a loss from operations of $3,954,535 for the nine months ended September 30, 2024. The decrease is a result of the interest expenses and PPP forgiveness as discussed above.

Interest Income (expense)

Interest expense decreased to $2,143,153 for the nine months ended September 30, 2025, which compared to interest expense of $2,464,385 for the nine months ended September 30, 2024. The decrease in 2025 was primarily due to forgiveness of the PPP loan.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $3,500,514 for the nine months ended September 30, 2025 as compared to net loss attributable to common shareholders of $3,954,535 reported for the same year period in the prior year.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $2,430 and accounts receivables of $0. This is compared to cash of $19,915 and accounts receivable of $0 as of December 31, 2024.

The Company believes that the current cash balance as of September 30, 2025, along with the continued execution of its business development plan, will allow the Company to further improve its working capital.

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

Net cash used in our operating activities for the nine months ended September 30, 2025 totaled $552,485, which compared to net cash provided in our operations for the nine months ended September 30, 2024 of $685,385. The decrease in cash used for the nine months ended September 30, 2025 was due primarily to a decrease in accounts payable.

Net cash flow in investing activities was $10,000 for the nine months ended September 30, 2025, compared to net cash used in investing activities of $1,638,987 for the nine months ended September 30, 2024 was primarily the result of proceeds from the sale of assets.

Net cash provided in financing activities was $525,000 for nine months ended September 30, 2025, compared to net cash provided in financing activities of $942,500 for the nine months ended September 30, 2024. The cash flows provided in our financing activities were the result of additional convertible debt investment.

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024
Proceeds from issuance of convertible notes	$615,000	$942,500
Interest paid	(90,000)	—
Net cash provided by financing activities	$525,000	$942,500

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 12, 2025	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ Lance Friedman
Lance Friedman
(Principal Accounting Officer)

