Form 10-K
period 2025-12-31
First Choice Healthcare Solutions, Inc.
filed 2026-03-11
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $0.006 on that date, was approximately $197,749.

For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 11, 2026 was 32,958,288.

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

We do not believe FCHS experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). We believe that the total available and utilizable net operating loss (“NOL”) at December 31, 2025 was approximately $6.9 million and there was no limit under Section 382 of the Code on the use of NOLs as of December 31, 2025.

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

Business Overview

First Choice Healthcare Solutions, Inc. (“FCHS,” “the Company,” “we,” “our” or “us”) is actively engaged in pivoting the Company’s strategy away from our historic orthopedic business model to a strategy of developing a national chain of innovative medical functional health and wellness clinics focused on providing life improvement services (anti-aging, weight management, and hormone replacement) and pharmacy services, in key high growth markets throughout the U.S. Although we still provide rehabilitative services on a limited basis, such as physical therapy, as part of our go-forward strategy, we will terminate all of our remaining legacy orthopedic and physical therapy services and focus the company resources on our strategy of building and operating medical functional health and wellness clinics.

Operating Subsidiaries

We have operated as First Choice Healthcare Solutions, Inc., a Delaware corporation, since February 13, 2012. Our corporate address is 95 Bulldog Blvd., Suite, 202, Melbourne, Florida, 32901 and our phone number is 321-725-0090. Our corporate website address is www.myfchs.com. The information contained on our website is not incorporated by reference herein. We have historically operated our business through two wholly owned subsidiaries. The first wholly owned subsidiary, FCID Medical, Inc. (“FCID Medical”) is the subsidiary under which we own and operate First Choice Medical Group of Brevard, LLC, (“FCMG”), our original medical services practice. The second wholly owned subsidiary, The Good Clinic Properties, LLC is the subsidiary under which we have leased clinic facilities. For the years ended December 31, 2025 and 2024, the Company experienced net losses of approximately $7,056,537 and $3,941,488 and corresponding cash outflows from operations of $549,019 and $1,706,636, respectively. As of December 31, 2025 and 2024, the Company had an accumulated deficit of $74,743,067 and $67,781,149, respectively.

Our go forward strategy will be executed using a corporate structure of centralized management services designated as Leading Primary Care, Inc. with three operating subsidiaries, Live Well Medical Group (comprised of the primary care clinic locations nationally), The Good Clinic Properties, Inc. (which holds leases on all physical clinic locations), and Live Well Drugstore, Inc. (comprised of our current and future compounding pharmacy operations). The Company is reviewing consumer-facing branding and retains the option to rebrand clinic sites with the Live Well MD acquired trademark.

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

Material Corporate Events

As a result of the criminal charges brought against our former Chief Executive Officer, which he pled guilty to, we became involved in multiple legal proceedings which ultimately resulted in the Company being forced to file bankruptcy. See “Risk Factors-Our former Chief Executive Officer, Christian C. Romandetti, Sr. was arrested on November 15, 2018, on a conspiracy to commit securities fraud charges.” On June 15, 2020, the Company and its operating subsidiaries filed for bankruptcy in the Middle district of Florida. On February 22, 2021, the Company’s reorganization plan related to the Company’s June 15, 2020, filing of bankruptcy in the Middle district of Florida was confirmed. As a result of the confirmation, all litigation was settled or converted into unsecured creditors. In addition, the temporary equity classification relating to Steward Healthcare’s March 2018 investment in the Company was eliminated as part of a settlement agreement with Steward Healthcare. The final decree was granted on April 27, 2022, whereby the Company exited bankruptcy. See the Explanatory Note to this report on Form 10-K above and further details in Note 13 to the consolidated financial statements of the Company for the fiscal year ended December 31, 2025.

On June 25, 2020, a new board was seated and our current CEO, Lance Friedman was appointed.

Strategic Pivot

In February of 2023, three of our four board members resigned as the Company management made the strategic decision to pivot away from the unprofitable orthopedic services portion of our business model, described above, to leveraging our management services infrastructure to support the development and growth of a national chain of branded primary care and wellness clinics following our exit from bankruptcy. The Company had migrated away from offering orthopedic services other than select physical therapy. Following these resignations and shift in company strategy, our sole board member is Mr. Lance Friedman, the Company’s Chief Executive Officer (“CEO”). The Company has identified new board members and intends to bring in such persons to fill the full board of directors upon the completion of this offering.

To establish this new strategy, we took the following steps:

●	On July 20, 2023, the Company entered into a definitive purchase agreement to acquire all of the shares of the capital common stock of Pointe Medical Services, Inc., a Florida corporation, Pointe Med Pharmacy, Inc., a Florida corporation, Livewell MD, Inc., a Florida corporation, and Livewell Drugstore, Inc., d/b/a Tru Life Pharmacy, a Florida corporation for $17,300,000 to be paid in a combination of cash, assumption and/or payoff of debt, stock issuance, earn out, and performance bonus. Minority shareholders of Livewell Drugstore, Inc. will be given as consideration a fixed amount of restricted common stock in connection with the stock purchase of Livewell Drugstore, Inc. as is allocated based upon the Seller’s valuation of Livewell Drugstore multiplied by the minority shareholder ownership percentage.

●	On January 25, 2024, the Company entered into an asset purchase agreement to acquire all of the physical (primarily medical equipment, furniture and fixtures) and intangible assets (comprising the goodwill and the trademark ‘The Good Clinic’ registered on April 6, 2021 (Trademark No. 90077963)) of The Good Clinic, a Minnesota company, which is a primary care clinic concept specializing in providing whole person primary care and wellness, in an all-stock deal for $3,500,000.

Our Growth Strategy

Our go forward strategy is to utilize our two acquisitions and the current administrative infrastructure to create a national system of innovative, branded medical functional health and wellness clinics that also offers a suite of quality-of-life services. Our strategic commitment is to provide a more effective medical “home” by redefining primary care, through personalization of care and a broad spectrum of healthcare services that focus on improving the quality of life for our clients at every stage of their lives. We intend to deliver on this promise by providing a personalized care plan based on the client’s specific health needs / goals and their individual body chemistries. This will include an assessment of their current health state, a review of their current diet and lifestyle choices, as well as a battery of lab and genetic tests designed to determine any imbalances in their body functions. FCHS’s vision is to create a national network of innovative clinics that set a new standard for health care—where personalized wellness, anti-aging, and longevity services empower people to thrive longer, live better, and experience a higher quality of life.

Our provider staff will be comprised almost exclusively of Nurse Practitioners. The lower labor cost of employing Nurse Practitioners provides an approximate 25% margin improvement over traditional primary care offices staffed with medical doctors. Additionally, studies prove Nurse Practitioners deliver care equal to and in some measures better than their physician counterparts.1 Our medical functional health clinics will offer and provide a robust suite of primary care services which are typically reimbursed in most commercial insurance policies and governmental insurance programs such as Medicare, Medicaid, and TRICARE.

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

Our current proformas and financial projections are made up of revenues generated from these medical functional health and wellness services along with a suite of quality-of-life services to include anti-aging regenerative medicine, hormone replacement therapy, cosmetic dermatology and medical aesthetics, medically assisted weight management, and biohacking which are primarily self-pay. Under the self-pay model, the patient pays for the healthcare services out of pocket without the expectation of any reimbursement from private or governmental insurance plans/ services. Offering services outside a patient’s insurance plan may require the company to discount these services, which in turn could negatively impact our revenue and profitability targets set for these services. For additional details regarding the risks in relation to such quality of life services under the new growth strategy being primarily self-pay, please see “Risk Factors - Our quality of life services will be based primarily on the self-pay model, which could lead to fewer patients utilizing these services or the need for us to discount such services, which could limit our growth and negatively impact our operations resulting in us missing our financial projections.” on page 34.

FCHS’s commitment is to transform our clients’ health by focusing on their unique biology and providing the medical expertise and strategies an individual will require to achieve their individual health goals. FCHS’s mission is to redefine health care through whole-person care providing functional health that meets people where they are and seamlessly integrates wellness, anti-aging, and longevity services that work with a component of primary care support. Grounded in trusted relationships and personalized care plans, we partner with our patients, our team, and our communities to proactively enhance health, vitality, and quality of life.

FCHS’s go forward economic model is aligned with market demand. A substantial portion of anticipated revenue is expected to come from high-growth, predominantly cash-pay services, including compounded drugs for hormone optimization (e.g., HRT, low testosterone, thyroid hormone therapies), regenerative and peptide therapies, metabolic and weight management, and inflammation marker tests and treatments. This will increase cash flow and margin predictability, reduce reliance on reimbursement, and align with consumer demand for proactive health management. Additional clinic revenue is projected from insured primary care services, supporting patient acquisition and baseline stability.

A key differentiator in the Company’s market positioning and ability to execute is its current platform, which has the facilities, protocols and operating procedures in place that provide coordinated primary care, continuous health monitoring, centralized laboratory and diagnostic services, internal compounding pharmacy capabilities, and personalized treatment and medication plans tailored to each patient’s unique biology. This existing architecture supports the new focus on long-term health planning rather than episodic or reactive care, positioning the Company alongside publicly traded peers already operating in the longevity and wellness sector.

The Company partners a whole-person longevity and preventive health platform and aligns it with personalized formulations. The tightly integrated partnership with a full-service compounding pharmacy allows the care team to customize interventions to individual patient needs with offerings that deliver advanced treatments to help people perform at their best, now and over time. These services include:

●	Wellness and Quality of Life
●	Preventive and Primary Care (including acute and chronic care)
●	Functional Medicine
●	Genetic Testing
●	Women’s and Men’s Health and Hormone Replacement Therapy
●	Medically Assisted Weight Loss
●	Dietary Consultations/Nutraceuticals/ Peptides
●	Anti-Aging
●	Diagnostic Services, Including Pharmacogenetic Testing
●	Behavioral Wellness
●	Medi-Spa Services, Including Botox and Juvéderm

The United States Pharmacopeia (USP) 795-and 797- compliant full-service compounding pharmacy formulates a range of specialty medications treating a variety of illnesses and conditions. The facility provides specialty medications to patients and has the ability to work with other practices also focused on overall health and personalized care.

●	Hormone Optimization for Men and Women
●	Anti-Aging
●	Weight Management
●	Pain Management
●	Sexual Health Management

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

A key pillar of our growth strategy is the acquisition, operation, and expansion of LiveWell Drugstore Inc., d/b/a TruLife Pharmacy. This compounding pharmacy is operating at 3516 Enterprise Way #7, Green Cove Springs, Fl 32043. In the current configuration, the prescription compounding facilities occupy approximately 3,600 square feet of space with the opportunity for immediate expansion into an additional 1,700 square feet to accommodate increased compounding prescription demand. In addition to the expansion investment in physical infrastructure, management intends to invest in administrative improvements focused on improving the efficiency of the current operation. Tru Life Pharmacy currently maintains active licenses in the states of Florida, Georgia, and Mississippi. In accordance with both state and federal pharmacy regulations, our strategy includes increasing the number of state licensures to include each of the states in which we operate our clinics going forward.

Immediately after the closing of the offering, we will use the proceeds to, among other uses, complete the 100% stock purchase acquisition of LiveWell Drugstore, a currently operating compounding pharmacy. We intend to immediately utilize the current and unused capacity of this successful compounding pharmacy to facilitate our differentiating clinical strategy of offering personalized treatment plans enhanced with personalized prescription medication, when medically appropriate, at an overall lower cost for our clients. Our ability to deliver on this promise is the proven operations of the acquired medication compounding facility, offering both sterile and nonsterile formulations, that will fulfill most of the recommended prescribed therapies for our patients on a system-wide scale. As we grow the number of clinics, we may add other compounding pharmacies that would then supply medications to clinics within a specific region. This centra-fill approach to pharmacy care facilitates the Company’s ability to provide enhanced patient experience with initial medication fills, refill management, personalized medication counseling and the secure and private delivery of prescribed medications directly to the patient’s home or their choice of clinic location while simultaneously maximizing profitability via consolidated overhead and operating expenses. In addition to the fulfillment of individualized patient medication orders, also referred to as 503A, the Company intends to expand its compounding services to include non-patient specific medications, referred to as 503B, which will enable it to provide sterile and non-sterile medication inventories to patient care facilities that are owned and operated by the Company, as well as any unaffiliated patient care centers wishing to purchase compounded inventories.

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

It is our plan that the cost of our “back-office operations” will not increase in direct relation to the growth of our network of clinics, which will allow us to sustain profit margins across our business operations with a cost effective and scalable back office. As the numbers of our care providers and clinics increase, the economies of scale for our back-office operations will also increase.

A key to our success will be our ability to provide the support of an experienced management team. The breadth of expertise of our employee base allows us to perform billing, compliance, accounting, marketing, advertising, legal, information technology and record-keeping functions on behalf of our clinics.

Specifically, we will provide all the administrative services necessary to support the practice of medicine by our Nurse Practitioners and clinical staff:

●	Recruiting and Credentialing. Our experience in managing our historical orthopedic business with the addition of management team members’ operational expertise gained in our acquisitions provides us what we believe to be a solid base of experience in locating, qualifying, recruiting, and retaining experienced Health Care Providers. In addition to the verification of credentials, licenses and references of all prospective healthcare provider candidates, each caregiver undergoes Level 2 background checks.

●	Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all our Health Care Providers; and we are responsible for billing, collection and reimbursement for services rendered by our clinics. Most of our third-party payors remit by EFT and wire transfers. Accordingly, every aspect of our business is positioned to achieve high productivity, lower administrative headcounts and lower per patient expenses. We provide our Nurse Practitioners with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all services provided; and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing, and collection of revenue for medical services. All our billing and collection operations will be controlled from our business offices located at our corporate headquarters in Melbourne, Florida.

●	Risk Management and Other Services. We maintain professional liability coverage for our group of healthcare providers. In addition, we provide a multi-faceted compliance program that is designed to assist our clinics to fully comply with increasingly complex laws and regulations. We also manage all information technology, facilities management, legal support, marketing support, regulatory compliance, and other services.

Developing and operating additional clinics in other geographic areas will take advantage of the economies of scale for our administrative back-office functions. Our business development plan calls for expansion in other cities and states at a pace that will allow us to maintain the same levels of quality and acceptable profitability from each geographic region. We believe that the scalable structure of our administrative back-office functions can efficiently support our expansion plans.

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

We believe that our business model incorporates the best distributed infrastructure supported by these technologies. A central management team monitors and supports our medical operations and will support our future clinics.

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

We intend to grow by replicating the client satisfaction and acceptance of our clinics in other geographic markets, and by hiring additional Nurse Practitioners to serve patients in our current and future clinics, all of which will be supported by our standardized policies, procedures, and clinic set-up guidelines.

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

If we do not have a contractual relationship with a health insurance payor, we will notify the patient prior to the delivery of services and offer them the option of self-pay with instructions on how to file an out-of-network claim with their payor. Although we maintain standard billing and collections procedures, we will also provide discounts and/or payment option plans in certain hardship situations where patients and their families do not have the financial resources necessary to pay the amount due at the time services are rendered. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account and are reviewed and approved by senior management.

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

Environmental Regulations

Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state, and local environmental laws, rules, and regulations. Our office-based operations are subject to compliance with various other environmental laws, rules, and regulations. Such compliance does not, and we anticipate that such compliance will not materially affect our capital expenditure, financial position, or results of operations.

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

Pointe Medical Services

Pointe Medical Services (“Pointe Medical”) is a functional health, wellness and internal medicine clinic specializing in whole person healthcare and partnering with their clients to achieve optimal health. Pointe Medical is continually striving to educate patients in maintaining a healthy lifestyle in the interest of preventing disease and improving their quality of life.

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

The Good Clinic

The Good Clinic (“Good Clinic”) is an innovative healthcare concept that we believe has the potential to redefine primary care delivery. The Good Clinic concept is based on a tech-forward, relationship-driven approach to primary care in clinics staffed by Nurse Practitioners. These clinics will be placed in the retail space typically available in high density housing buildings. This street level retail location strategy offers the competitive advantages of ease of access and convenience for healthcare consumers as well as allowing the developers of high-density housing to offer their tenants unique, innovative, and differentiating amenities.

The key differentiator of The Good Clinic is the operational focus of delivering personalized treatment plans based on the individualized healthcare needs and goals of clients as well as offering convenience and quality by providing expanded primary care and quality-of-life healthcare both in the clinics as well as via telehealth. This strategy allows the Nurse Practitioners to address not just patients’ immediate concerns but thinking ahead to their overall well-being.

The assets in this acquisition include physical assets (medical equipment, computers, signage, furniture, and exam tables) and intangible assets (goodwill), to establish the first four clinics. We believe the acquisition of this concept will complement the Pointe Medical acquisition in a new market outside of Florida. The acquisition will facilitate our ability to bring a more personal approach to internal medicine services – connecting patients with a knowledgeable, compassionate team of professionals as well as allowing The Good Clinic to utilize Live Well Drugstore creating expanded revenue streams for the Company.

Our Competitive Strengths

Although the healthcare services market is highly competitive, we believe the following strengths and market dynamics provide us with a competitive advantage in opening three (3) clinics by December 2026. As additional capital is available to the Company, we will pursue opening a total of thirty (30) new clinics in the next five years:

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

We intend to open medically based functional health and wellness clinics around the United States in select markets, utilizing the experience, expertise, and training of licensed, advanced degreed nurse practitioners (“Nurse Practitioners”). Nurse Practitioners have a lower employment cost and provide a 25% higher margin than MD’s staffed clinics. Nurse Practitioners focus on longitudinal patient care increasing early detection and improving the management of chronic and acute care conditions.

We intend that our clinics will provide basic dermatological services in the areas of Botox injections, skin procedures, biopsies, cancer screening and acne treatment for our consumers. The practices will focus on whole-person health and prevention. With the support of our compounding pharmacy operation, we believe that we will be positioned to offer cutting edge personalized medicine including Hormone Replacement Therapy (“HRT”), Testosterone Replacement Therapy (“TRT”), Peptides, and Biohacking. We seek to create a jointly developed long term personalized care plan with each individual that focuses on the patient’s individual quality of life goals. Our practices will accept most major commercial insurances, Medicare, Medicaid, and self-pay patients. We support pricing transparency and maintain a published price list for self-pay patients.

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

4 Grand View Research, “U.S. Primary Care Physicians Market Size, Share & Trends Analysis Report” (November 2023).

Objective of Acquisitions: Offering Personalized Care

Target market:

The target market for our prospective personalized care business includes individuals of all ages who are interested in improving their quality of life and overall health and well-being, focusing not only on the basics of primary care but also on anti-aging, medical weight loss, regenerative medicine, biohacking, obesity reduction, stem cell therapies and sexual health. We aim to focus on urban and suburban areas in states (currently 27 and the District of Columbia) that grant Nurse Practitioners full practice authority and where we believe there is high demand for personalized care services and products. Our initial expansion will focus on building operations in northeast and southwest Florida and Minnesota for 2026 and 2027. We have initiated evaluation of the Denver and Phoenix markets for potential future expansion opportunities.

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

Overall Strategy:

The personalized care industry presents a significant growth opportunity for our business to differentiate our approach to internal medicine. By offering high-quality services and products, we aim to become a leading provider of personalized care solutions and achieve long-term success. With a strong marketing and sales strategy and a focus on customer satisfaction, we are confident in our ability to achieve our growth goals and become a top player in the industry.

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

Employees

As of December 31, 2025, our workforce included one (1) full-time, salaried, employee and seven contract staff professionals located in the United States. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

Going Concern

During the year ended December 31, 2025, the Company experienced operating losses of approximately $2.7 million, net loss of approximately $6.9 million and corresponding cash outflows from operations of $549,019. This performance reflected challenges in operating and restructuring the Company as a result of previous issues that confronted the Company in the healthcare market such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, the negative impact of the former CEO’s indictment in November 2018, the bankruptcy from June 2020, and COVID-19. As a result of the CEO’s actions, the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financing, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2025 financial statements included in this filing.

Risks Related to our Financial Position and Capital Needs

Our business has posted minimal profit since commencing operations.

We have posted net losses and negative cash flows from operations for the years ended December 31, 2025, and 2024. The adverse effects of a limited operating history include, but are not limited to, liquidity risks related to our net losses, negative cash flows, and accumulated deficit comprise reduced management visibility into forward sales, marketing costs, and customer acquisition, which could lead to missing targets for achievement of future profitability.

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

As of December 31, 2025 and December 31, 2024, our indebtedness amounted to $27,177,660 and $24,272,066, respectively. Our indebtedness could have significant consequences, including:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The continued spread of an outbreak globally could adversely impact our operations, including our ability to recruit and retain patients and staff who, as healthcare providers, may have heightened exposure to such outbreaks if an outbreak occurs in their geography. For instance, during the outbreak of Covid-19, patients in Florida did not have access to elective services due to stringent restrictions in this regard within the state. As a result, this led to significant reduction in revenues as many of the services/ treatments that the Company provided during the time were elective in nature. Further, as a result of an outbreak in affected geographies that we rely upon, we may experience delays in sourcing supplies for our diagnostic equipment and pharmaceuticals that we intend to sell as part of our compounding pharmacy and operations at our clinics. Any negative impact that such outbreaks have on patient acquisition or treatment could adversely affect our ability to maintain operations, increase our operating expenses, and have a material adverse effect on our financial results.

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

We may need to raise additional capital to pursue our business plan, which includes hiring additional Nurse Practitioners to expand our business operations and to acquire or develop new clinics. We believe that we have access to capital resources through possible public or private equity offerings, debt financing, corporate collaborations, or other means. If the economic climate in the United States does not continue to improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our initiatives and take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our financial obligations.

We may not be able to achieve the expected benefits from opening new clinics, which would adversely affect our financial condition and results.

We plan to rely on hiring additional Nurse Practitioners to create branded clinics as a method of expanding our business. If we do not successfully integrate such new clinics, we may not realize the anticipated operating advantages and cost savings. The integration of these new clinics into our business operations involves several risks, including:

●	Demands on management related to the increase in our Company’s size with the establishment of each new clinic, which is crucial to our business plan;

●	The diversion of management’s attention from the management of daily operations to the integration of operations of the new clinics;

●	Difficulties in the assimilation and retention of employees; and

●	Potential adverse effects on operating results.

Further, the successful integration of the new Nurse Practitioners will depend upon our ability to manage the new staff and to eliminate redundancies and excess costs. Difficulties in integrating new clinical staff may impede our ability to achieve the cost savings and other size-related benefits that we hoped to achieve, which would harm our financial condition and operating results.

If we are unable to attract and retain qualified medical professionals, our ability to maintain operations attract patients or open new clinics could be negatively affected.

We generate our revenues through Nurse Practitioners and clinical staff who work for us to perform medical services and procedures. The retention of those medical professionals is a critical factor in the success of our clinics, and the hiring of qualified medical professionals is a critical factor in our ability to launch new clinics successfully. However, at times it may be difficult for us to retain or hire qualified medical professionals. If we are unable consistently to hire and retain qualified medical professionals, our ability to open new clinics, maintain operations at existing clinics, and attract patients could be materially and adversely affected.

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

We require medical professionals and marketing persons with experience in our industry to operate and market our clinic services. It is impossible to predict the availability of qualified persons or the compensation levels that will be required to hire them. The loss of the services of any member of our senior management or our inability to hire qualified people at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

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

We plan to be bill government payers for our medical services. Billing to Medicare and Medicaid programs presents several risks that our providers must carefully manage to avoid severe financial, legal, and operational consequences. These risks include:

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

Operating clinics in multiple states, billing multiple commercial payers creates the need for additional administrative staff may lead to higher overhead costs, and recurring coding and billing training for our clinic level staff.

Our strategy of operating multiple clinics across different states creates heightened risks when managing the billing and compliance processes with commercial payers for reimbursement. For commercial payers, contracts often differ from one state to another, with varying eligibility verification requirements, reimbursement structures, billing and coding requirements, and appeals processes. Managing these differences across multiple states may add administrative complexity and costs, increasing the chances of errors, delays, and potential financial losses.

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

Managing billing across multiple states creates an increased administrative burden, potentially straining the Company’s resources. With each state having its own payer landscape and rules, clinics may need dedicated billing specialists familiar with local laws and payer guidelines. Ensuring proper training and oversight across a dispersed network of clinics is critical to reducing the risk of claim errors or compliance breaches. If billing errors occur, clinics face delays in reimbursement, thereby impacting cash flow. Moreover, the administrative cost of managing appeals, correcting claim rejections, and staying up to date with evolving regulations can be significant and may reduce our profitability and operational efficiency.

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

The healthcare industry is subject to extensive and complex federal, state and local laws and regulations, compliance which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

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

Our growth strategy includes utilizing the single compounding pharmacy that is part of the LiveWell acquisition to supply all personalized medications for the initial expansion of our clinics. Any disruption in component supplies may create a significant risk to our consistent delivery of personalized medication and the delivery of our quality-of-life services.

Supply chain disruptions pose significant risks to our compounding pharmacy supplying multiple clinics within a specific geographic region. A disruption in the supply of key pharmaceutical ingredients or packaging materials could lead to delayed or incomplete personalized medication deliveries, which in turn can affect patient satisfaction and our projected revenues. Our ability to consistently supply personalized medications is a key part of the quality-of-life services portion of our strategy. Any interruption in the availability of raw materials could create a bottleneck, forcing the pharmacy to delay or halt production. This could result in clinics being unable to provide the quality-of-life services, undermining patient trust and clinic operations.

A single compounding pharmacy for multiple clinics creates the risk that any disruption in component supply could have a cascading effect, magnifying the impact on quality-of-life services delivery in the region. Without multiple suppliers for critical ingredients, the Company becomes vulnerable to shortages, price fluctuations, or logistical issues, such as transport delays or customs holdups. This concentration risk leaves the compounding pharmacy exposed to market volatility or geopolitical events that could unexpectedly disrupt supply chains. As a result, we may need to source alternatives which could be more expensive or require additional validation, further straining administrative and financial resources.

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

Our quality-of-life services will be based primarily on the self-pay model, which could lead to fewer patients utilizing these services or the need for us to discount such services, which could limit our growth and negatively impact our operations resulting in us missing our financial projections.

Including self-pay services in our clinic level proforma and financial projections comes with significant risks that can impact our financial stability and forecasting accuracy:

●	Revenue volatility: Self-pay services can lead to unpredictable revenue streams, as they depend on patient willingness and ability to pay out-of-pocket. Unlike insurance reimbursements, which can be relatively stable and regulated, self-pay income can fluctuate based on the local economy, patient demographics, and consumer preferences. Economic downturns or changes in the patient population could lead to a significant drop in expected revenue.
●	Bad debt and collections risk: Patients who opt for self-pay may face financial difficulties, leading to delayed or non-payment. This increases the risk of bad debt, which can skew our financial projections. We may need to invest in debt collection services or write off uncollectible accounts, which could further affect our bottom line.

●	Pricing challenges: Determining competitive and appropriate pricing for self-pay services can be difficult. Setting prices too high can deter patients from using services, while pricing too low may reduce profitability and affect our ability to meet our financial projections for these services and overall clinic profitability.
●	Cost of administration and billing: Managing self-pay services requires additional administrative work, such as processing payments, handling disputes, and setting up payment plans. The costs associated with these tasks—staff time, billing software, and payment collection—could be greater than we have planned. If not properly accounted for in our proforma, these expenses could cause our profits to be lower than projected.
●	Potential regulatory risks: Including self-pay services in financial projections without fully understanding local, state, and federal regulations can lead to unforeseen legal risks. Some jurisdictions have specific rules regarding price transparency, fair billing, and consumer protection. Non-compliance can result in fines, legal disputes, and reputational damage, which can negatively impact our financial performance.

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

The market for healthcare solutions including walk-in clinics and telehealth services is competitive. We compete in a fragmented primary care, wellness and longevity market with direct and indirect competitors that offer varying levels of impact to our stakeholders such as insurance companies, patients, and employers. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete with walk-in clinics (e.g. MinuteClinic, Med Express), traditional healthcare providers, primary care medical practices (e.g. Oak Street Health, One Medical), care management and coordination, digital health (e.g. Ro, Hims, Alloy), hormone replacement specialty clinics (e.g. Herself Health, Midi, Revibe) and telehealth companies. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer and patient requirements. If we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

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

After payments by commercial healthcare insurance companies or government programs, including Medicare, the remaining portion of the cost of medical care is paid by the patient. Some of our patients may not have the financial resources to pay for the services they receive at our clinics, which are ultimately not reimbursed by their healthcare payer. Accordingly, our operating results may vary based upon the impact of changes in the disposable income of patients using our services, among other economic factors. A significant decrease in consumer disposable income in a weak economy may result in a decrease in the number of visits to our clinics, and a related decline in our revenues and profitability. In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable and collection experience.

To pursue our business strategy, we will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We may need to raise additional capital to pursue our business plan, which includes hiring additional Nurse Practitioners to expand our business operations and to acquire or develop new clinics. We believe that we have access to capital resources through possible public or private equity offerings, debt financing, corporate collaborations, or other means. If the economic climate in the United States does not continue to improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our initiatives and take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our financial obligations.

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

Three (3) beneficial owners currently hold approximately 50.13% of our outstanding common stock as of March 11, 2026. Additionally, Lance Friedman, our Chief Executive Officer, holds all of the 4 outstanding shares of our Series A Super Voting Preferred Stock. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. For additional details regarding our beneficial ownership and our outstanding securities, please see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 54 and “Description of Securities” on page 55. Additionally, the concentration of ownership by the 3 beneficial owners holding our common stock might harm the market price of our common stock by delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as our ability to acquire new patients, successfully establishing the value of the self-pay services, and creating a differentiating customer service experience that will effectively distinguish us from our competitors which could cause our operating results to fluctuate. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

We lease and maintain our principal office at 95 Bulldog Blvd, Suite 202, Melbourne, Florida, 32901. We also lease and maintain two clinic locations in Minnesota, specifically in the Minneapolis area and are scheduled to open in the second quarter of fiscal year 2026.

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

On September 20, 2021, GMR Melbourne, LLC (“GMR”) filed a complaint in The Eighteenth Judicial Circuit Court in Brevard County, Florida for breach of contract as it relates to a facilities Lease Agreement entered into in March 2017, claiming the Company defaulted on the lease payments totaling $1,455,095. During October 2021, the Company, through The Eighteenth Judicial Circuit Court in Brevard County, Florda, received an order approving joint stipulation for alternative resolution to the Company’s real estate lease in Melbourne, Florida. The order terminated the Company’s use of floors three and four of the building immediately, while terminating its right to possession and use of floors three and five on December 31, 2021. The order also replaced the existing lease payment schedule with a series of eight payments to be completed by February 15, 2022. Upon receipt of the order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2024, the Company has paid approximately $200,000 of this obligation and has an open accounts payable liability remaining of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

On May 11, 2023, Coastal Neurology, Inc. (“Coastal”) filed a complaint in The Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida, for breach of contract as it relates to an Escrow Agreement and a failure to pay Coastal $100,000, seeking damages, costs, and interest. The Company asserts that no funds were required to be deposited under the escrow agreement, and that the escrow agreement is not valid and enforceable under Florida law. On December 18, 2024, Coastal voluntarily withdrew the complaint with prejudice.

On May 31, 2023, MBABJB Holdings Family Limited Partnership (“MBAB”) filed a complaint in The Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida for breach of contract as it relates to a facilities Lease Agreement entered into on January 4, 2017, claiming the Company defaulted on the lease payments totaling $87,350. On August 24, 2023, the plaintiffs filed a motion for a summary judgment to Default. At December 12, 2023, the Plaintiff’s motion was granted for the sum of $102,884 including attorney fees and costs which is accrued by the company, this liability remains unpaid.

At December 7, 2023, the Company received correspondence from attorneys retained by CBL & Associates Properties, Inc. (“CBL”) as it relates to the collection of remaining lease payments plus collection costs on a care facility lease agreement where the Company vacated the premises on August 24, 2022, and defaulted on the remaining lease payments totaling $66,999. The total amount being sought by the collection attorney including collection costs is $84,051 which is accrued by the Company. CBL has since declared bankruptcy, and the Company is working to reach a settlement with CBL.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted under the symbol “FCHS” on the OTC Markets, the OTCIQ tier for companies that file alternative reports with the OTC. On March 11, 2026, the last reported closing sale price of our common stock on OTCIQ was $0.0032 per share.

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years):

2025	High	Low
First Quarter	$0.008	$0.004
Second Quarter	$0.009	$0.004
Third Quarter	$0.013	$0.004
Fourth Quarter	$0.013	$0.003

2024	High	Low
First Quarter	$0.0063	$0.0029
Second Quarter	$0.0090	$0.0030
Third Quarter	$0.0078	$0.0040
Fourth Quarter	$0.0077	$0.0033

The above information was obtained from www.otcmarkets.com. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Shareholders

As of March 11, 2026, we had 32,958,288 shares of common stock outstanding, and approximately 380 common shareholders of record. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: “Note 8 – Capital Stock” of the Notes to Consolidated Financial Statements included in Item 8; and Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

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

We did not repurchase any of our securities in 2025 or 2024.

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

As of December 31, 2025, and 2024, the total shares of Series B Preferred Stock outstanding were 147 and 147 shares, respectively.

Common Stock

During the years ended December 31, 2025, and December 31, 2024, the Company did not issue any shares of its common stock.

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

Results of Operations

Overview

For the years ended December 31, 2025, and 2024, we reported a net loss of $6,961,918 and $3,848,143, respectively, an increase of $3,113,776. The increase in the net loss was primarily attributable to an increase in selling, general and administrative expenses and an increase in interest expense for the year ended December 31, 2025 as compared to December 31, 2024.

The following table sets forth, for the periods indicated, our results of operations:

	For the Year Ended December 31,
	2025	2024
Revenue
Revenue, net of discounts	$7,350	$-
Gross profit (deficit)	7,350	-

Operating expenses
Compensation expense	796,387	382,476
Selling, general and administrative expenses	1,881,996	906,815
Total operating expenses	2,678,383	1,289,291
Operating loss	(2,671,033)	(1,289,291)
Other expenses
Loss on sale of equipment	(48,328)
Miscellaneous income/loss	-	88,878
PPP loan forgiveness	471,300	812,324
Interest expense, net	(4,713,858)	(3,348,103)
Total other expenses, net	(4,290,886)	(2,446,902)
Loss before income taxes	(6,961,918)	(3,736,193)
Income taxes expense	-	(111,950)
Net loss	(6,961,919)	(3,848,143)
Preferred stock dividends	(94,619)	(93,345)
Net loss attributable to common shareholders	$(7,056,537)	$(3,941,488)

Revenues

The Company discontinued services in 2023 and there were no services in 2024 or 2025.

Operating Expenses

The major components of operating expenses include practice salaries and benefits, practice supplies and other operating costs, depreciation, and general and administrative expenses, which included legal, accounting, and professional fees associated with being a public entity.

Compensation expense increased $413,911 or 52% to $796,387 for the year ended December 31, 2025, compared to $382,476 for the year ended December 31, 2024. The increase was primarily due to a settlement with prior years (2023) employees – this includes legal fees.

Selling, general and administrative expenses increased $863,230 or 46% to $1,881,996 for the year ended December 31, 2025, as compared to $1,018,766 for the year ended December 31, 2024. The increase was primarily due to the addition of costs for the Good Clinic Properties in Minnesota and additional Legal and Professional fees as we begin to implement the new business plans.

Other Expenses, net

Other expenses, net increased $1,843,985 or 43% to $4,290,886 for the year ended December 31, 2025 compared to other expenses, net of $2,446,902 for the year ended December 31, 2024. The increase was primarily due to a $1,365,755 increase in interest expense for the year ended December 31, 2025 as compared to December 31, 2024, as well as a gain on forgiveness of a PPP loan for the year ended December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $5,896 and accounts receivable, net totaling $0. This compared to cash of $19,915 and accounts receivable, net of $0 as of December 31, 2024.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of December 31, 2025 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the fiscal year ended December 31, 2025, the Company experienced operating losses of approximately $2.7 million and corresponding cash outflows from operations of $549,019. This performance reflected challenges in operating and restructuring the Company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2025 financial statements included in this filing.

Net cash used in operating activities for the year ended December 31, 2025 totaled $549,019, which compared to net cash used in operations for the year ended December 31, 2024, of $1,706,636. The increase in net cash used in operations of $478,755, was due primarily due to an increase in net loss for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Net cash provided by investing activities was $10,000 for the year ended December 31, 2025, compared to $7,000 net cash provided by investing activities for the year ended December 31, 2024. The increase in net cash provided by investing activities was the result of higher net sales of equipment for the year ended December 31, 2025

Net cash provided by financing activities was $525,000 for the year ended December 31, 2025, compared to net cash provided by financing activities of $1,706,945 for the year ended December 31, 2024. The increase in cash flows from financing activities was the result of increased debt borrowings.

Inflation

Inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

New Accounting Pronouncements

We do not expect any recent issued but not yet adopted accounting pronouncements will have a material impact on our consolidated financial position, results of operations or cash flows. See Footnote 2 in the accompanying consolidated financial statements for additional information.

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

To the Board of Directors and Stockholders,

First Choice Healthcare Solutions, Inc.

Melbourne, Florida

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of First Choice Healthcare Solutions, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

March 11, 2026

PCAOB ID Number 6797

FIRST CHOICE HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,896	$19,915
Accounts receivable, net	-	-
Prepaid and other current assets	717	72,270
Total current assets	6,613	92,185
Property, plant and equipment, net	146,961	222,816
Operating lease right-of-use assets	3,350,511	3,734,869

Other Assets:
Deferred tax asset	-	-
Deposits	543,345	461,132
Total other assets	543,345	461,132
Total assets	$4,047,430	$4,511,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$13,115,035	$8,634,991
Operating lease liabilities, current portion	382,121	367,125
Notes payable, current portion	27,177,660	24,272,066
Total current liabilities	40,674,816	33,274,182

Long term liabilities:
PPP loan payable	-	471,300
Operating lease liabilities, non-current portion	2,900,690	3,237,060
Total long-term liabilities	2,900,690	3,708,360

Total liabilities	43,575,506	36,982,542
Stockholders’ equity deficit:
Series B Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at December 31, 2025 and 2024, respectively	32,958	32,958
Additional paid-in capital	35,182,032	35,276,650
Treasury stock	—	—
Accumulated deficit	(74,743,067)	(67,781,149)
Total stockholders’ deficit	(39,528,075)	(32,471,540)
Total liabilities and stockholders’ deficit	$4,047,430	$4,511,002

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
Revenue
Revenue, net of discounts	$7,350	$-
Gross profit (deficit)	7,350	-

Operating expenses
Compensation expense	796,387	382,476
Selling, general and administrative expenses	1,881,996	906,815
Total operating expenses	2,678,383	1,289,291
Operating loss	(2,671,033)	(1,289,291)

Other income (expenses)
Loss on sale of equipment	(48,328)	-
Miscellaneous income	-	88,876
PPP loan forgiveness	471,300	812,325
Interest expense, net	(4,713,858)	(3,348,103)
Total other expenses, net	(4,290,886)	(2,446,902)
Loss before income taxes	(6,961,918)	(3,736,193)
Income taxes expense	-	(111,950)
Net loss	(6,961,918)	(3,848,143)
Preferred stock dividends	(94,619)	(93,345)
Net loss attributable to common shareholders	$(7,056,537)	$(3,941,488)

Basic and diluted loss per common share
Net loss per common share	$(0.21)	$(0.12)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

TWO YEARS ENDED DECEMBER 31, 2025

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2023	32,958,288	$32,958	147	1	$35,369,995	$(63,933,006)	$(28,530,052)
Net loss	—	—	—	—	—	(3,848,143)	(3,848,143)
Preferred Stock Dividend					(93,345)		$(93,345)
Balance, December 31, 2024	32,958,288	$32,958	147	1	35,276,650	(67,781,149)	$(32,471,540)
Net loss	—	—	—	—		(6,961,918)	$(6,961,918)
Preferred stock dividend		—	—	—	(94,619)	—	(94,619)
Balance, December 31, 2025	32,958,288	$32,958	147	1	35,182,032	(74,743,067)	(39,528,075)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,961,918)	$(3,848,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,527	34,569
Interest expense	4,713,858	3,348,103
Loss on disposition of assets	48,327	-
Preferred dividends – accrued	-	(95,488)
Provision for bad debts	-	92,444
Forgiveness of PPP loan	(471,300)	(812,324)
Changes in operating assets and liabilities:
Other current assets	71,553	(69,687)
(Increase) decrease in leased assets	384,358	(1,297,511)
Deposit	(82,213)	(257,083)
Deferred tax asset	-	111,950
Accounts payable and accrued liabilities	2,052,163	224,112
(Decrease) Increase in lease liabilities	(321,374)	862,422
Net cash used in operating activities	(549,019)	(1,706,636)

Cash flows from investing activities:
Proceeds from sale of fixed assets	10,000	7,000
Net cash provided by investing activities	10,000	7,000

Cash flows from financing activities:
Proceeds from issuance of convertible notes	525,000	1,706,945
Net cash provided by financing activities	525,000	1,706,945

Net change in cash	(14,019)	7,309
Cash, beginning of period	19,915	12,606
Cash, end of period	$5,896	$19,915

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$-
Warrants issued for debt discount	$-	$-
Common shares issued for convertible notes - inducement	$-	$-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On January 25, 2024, the Company entered into an asset purchase agreement to acquire all of the physical property (primarily medical equipment, furniture and fixtures) and intangible assets (comprising the goodwill and the trademark ‘The Good Clinic’ registered on April 6, 2021 (Trademark No. 90077963)) of The Good Clinic, Inc. a Minnesota company, which is a primary care clinic concept specializing in providing whole person primary care and wellness, in an all-stock deal for $3,500,000

On May 13, 2024 the Company filed a Form S-1 with the SEC, which was subsequently amended on September 9, 2024, December 30, 2024, March 11, 2025, July 2, 2025, September 4, 2025, December 8, 2025, December 30,2025, January 16, 2026, January 27, 2026, January 30, 2026, February 2, 2026 and most recently on February 13, 2026. The Company is offering up to 3,800,000 common units, based on an assumed public offering price of $5.00 per common unit, for gross proceeds of up to $19.0 million before deduction of placement agent commissions and offering expenses (the “Offering”). Each common unit consists of one common share, one series A warrant to purchase one common share and one series B warrant to purchase one common share.

Simultaneously with the closing of the Offering, the Company will settle certain notes payable and other liabilities, including certain lease obligations, by the issuance of Series C Preferred stock.

The Offering will be made on a reasonable best-efforts basis. As such the Company may not be able to raise $15.0 million. In connection with the Offering the Company intends to uplist to the NYSE. In order to list on the NYSE, the Company must raise at least $15.0 million. If the Company is unable to raise at least $15.0 million, the public offering will not close and the Purchases will not close and the exchange of notes and certain other liabilities will not close.

There can be no assurance that the Company will complete the Offering and the related purchases and settlement of certain liabilities.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Concentration of credit risk

The Company’s financial instruments are not exposed to a concentration of customer risk and accounts receivable risk. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management. There were no revenues, and accounts receivable were written off for the year ended December 31, 2025.

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

Patient receivables are accounts receivable from services provided to patients who have third-party coverage. The Company analyzes contractually due amounts and provides a provision for bad debts, if necessary. The Company records a provision for bad debts in the period of service on the basis of past experience or when indications are the patients are unable or unwilling to pay the portion of their bill for which they are responsible. The difference between the standard rates (or the discounted rates if negotiated) and the amounts actually collected after all reasonable collection efforts have been exhausted, is charged off against the allowance for doubtful accounts.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Net loss per share

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net loss per common share is the same as basic net loss per common shares as the inclusion of potentially dilutive common shares would be anti-dilutive.

	Year ended December 31,
	2025	2024
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(7,056,537)	$(3,941,488)

Denominator:
Weighted-average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.21)	$(0.12)

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

	December 31,
	2025	2024
Convertible debt	3,491,936,667	1,132,213,935
Warrants to purchase common stock	13,558,372	13,756,977
Incentive shares payable issued with convertible notes	10,721,250	3,271,875
Restricted stock awards	1,357,308	1,357,308
Total	3,517,573,597	1,150,600,095

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

As of December 31, 2025, and 2024, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year’s presentation. These reclassifications had no impact on reported loss.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 3 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2025 and 2024 are as follows:

	2025	2024
Building improvements	$110,838	$110,838
Computer equipment	43,409	70,636
Medical equipment	79,124	214,297
Office equipment		20,866
Property plant and equipment, gross	233,371	416,637
Less: accumulated depreciation	(86,410)	(193,821)
Property plant and equipment, net	$146,961	$222,816

During the year ended December 31, 2025 and 2024, depreciation expense charged to operations was $17,527 and $34,469, respectively.

During 2025, the Company disposed of physical therapy equipment and furniture and fixtures with a book value of $58,328.

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

Non-Convertible Notes Payable

20% Cash Payment Notes

During the years ended December 31, 2022 and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were short term in duration (typically due within 60 days from the dates of issuance), were interest free, had original issuance discounts totaling $408,000 and were unsecured. During the years ended December 31, 2024 and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The balance of the non-convertible 20% cash payment notes as of December 31, 2025 and 2024 is $2,965,429 (including accrued interest of $2,172,792) and $2,607,636 (including accrued interest $1,814,999) respectively. The Company incurred interest expense of $144,656 and $145,052 for the years ended December 31, 2025 and 2024, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed. During the year ended December 31, 2024 the Company received forgiveness for one PPP loan for $812,324. The Company has reinitiated forgiveness applications with the SBA and expects the remaining loans to be forgiven in full. As of December 31, 2025 and December 31, 2024, the Company had a total of PPP loans payable of $0 and $471,300, respectively, including accrued interest. The Company received confirmation from the SBA of full forgiveness of the final PPP loan for $471,300 on April 24, 2025.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Other Non-Convertible Notes

As of December 31, 2025 and December 31, 2024, there were $1,305,704 and $2,239,019, respectively, of Other Non-Convertible Notes. The Notes have fixed interest rates that range up to 18%. At December 31, 2025, the Notes include $1,153,846 due to Thor Special Situations LLC (a related party to the Company’s Chief Executive Officer) and $151,858 due to the Company’s prior Chief Financial Officer. At December 31, 2024, the Notes include $1,626,983 due to the Company’s Chief Executive Officer, $151,858 due to the Company’s prior Chief Financial Officer, and $460,178 due to multiple unrelated parties. The Notes due to the Chief Executive Officer and prior Chief Financial Officer relate to deferred compensation, payments to third party service provides, and other normal course of business items. During the year ended December 31, 2025, the Company added $1,153,846 due to Thor Special Situations LLC (a related party to the Company’s Chief Executive Officer), wrote off the $460,179 balance due to multiple unrelated parties, incurred additional debt of $1,280,247 and made payments of $144,000 due to the Company Chief Executive Officer and exchanged $2,723,230 of this note to 35% convertible notes discussed below and $40,000 to 20% convertible notes.

Non-convertible notes payable as of December 31, 2025 and 2024 are comprised of the following:

	December 31,	December 31,
	2025	2024
20% Cash Payment Notes	$2,965,429	$2,607,636
PPP Loans Payable	-	471,300
Other Non-Convertible Notes	1,305,704	2,239,019
Less current portion	(4,271,133)	(4,846,655)
Long term portion	-	$471,300

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the years ended December 31, 2025 and 2024, the Company recognized a total of $0 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount at December 31, 2025 and 2024 was $0 and $0, respectively.

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

At December 31, 2025 and 2024, the balance of 10% notes was $5,948,250 and $5,973,000, interest payable was $3,881,716 and $2,536,309, respectively. During the years ended December 31, 2025 and 2024, the company incurred interest expense of $1,070,685 and $1,048,304 in accrued interest, respectively.

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

During the years ended 2025 and 2024 the Company issued 35% Notes with a face value of $3,877,076 and $969,706, respectively. During the year ended December 31, 2025, the Company exchanged $2,763,230 of a non-convertible note for $2,723,230 of 35% convertible notes and $40,000 of 20% convertible notes.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants to purchase shares of the Company’s common stock warrants have a five-year term, are exercisable upon the completion of a Qualified Financing at a cash exercise price equal to 93.75% of the per share price of the Company’s common stock sold to third-party investors in a Qualified Financing.

At December 31, 2025 and 2024, the balance of 35% notes was $10,447,244 and $5,600,462, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants, $0 and $0 from the amortization of deferred finance costs, and $0 and $0 in amortization of incentive shares, respectively.

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

The holder shall have the right to convert the principal amount of the 20% Note and any accrued interest into Common Stock (i) on a qualified financing at a price equal to 85% of the qualified offering price; or (i) otherwise at a conversion price equal to: a 10% discount to the VWAP for the five days preceding the date of conversion subject to a maximum price of $1.00, subject to adjustment therein.

The 20% OID Notes are not convertible into shares of Series C Preferred Stock of the Company.

During the years ended December 31,2025 and December 31, 2024, the Company issued 20% Notes with a face value of $967,500 and $2,427,500 ($2,171,875 in addition to $255,625 in default principal for Notes not paid by the original Maturity date) and original issuance discounts of $161,250 and $434,375 respectively for total cash of $2,382,500. As of December 31, 2025, the noteholders received warrants to purchase 4,467,188 shares of the Company’s common stock and 7,960,625 incentive shares of the Company’s common stock. As of December 31, 2024, the holders received warrants to purchase 1,967,875 shares of the Company’s common stock and 6,116,625 incentive shares of the Company’s common stock. At December 31, 2025 and 2024, the balance of 20% Notes was $3,573,750 and $2,427,500. Accrued interest totaled $703,749 and $211,229 at December 31, 2025 and 2024, respectively.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the years ended December 31, 2025 and December 31, 2024, the Company recognized $0 and $0, respectively in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 and $0, respectively in amortization of incentive shares and $492,520 and $209,502 respectively in accrued interest on the 20% Notes.

Convertible notes payable as of December 31, 2025 and 2024 are comprised of the following:

	December 31, 2025	December 31, 2024
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$5,948,250	$5,973,000
35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	10,447,244	5,600,462
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	3,573,750	2,427,500
Total	19,969,244	14,000,962
Less: unamortized discounts	-	(214,812)
Total	$19,969,244	$13,786,150
Less current portion	(19,969,244)	(13,786,150)
Long-term portion	$-	$-

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Contractual lease payments are as follows as of December 31, 2025

2026	$556,410
2027	589,558
2028	603,966
2029	617,345
2030	519,892
Thereafter	1,320,911
Total Lease Payments	4,208,082
Less Interest	(925,271)
Total Lease Liabilities	$3,282,811
Less: Current Portion	(382,121)
Long-Term Liabilities	$2,900,690

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

DECEMBER 31, 2025

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

Upon receipt of the Order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2023, the Company had paid approximately $200,000 of this obligation and continues to carry a remaining open accounts payable liability of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

As of December 31, 2025, there were 32,958,288 shares of Common Stock, 147 shares of Series B 10% Convertible Preferred Stock, 4 shares of Series A Super Voting Preferred Stock, and 0 shares of Series C Convertible Preferred Stock that are issued and outstanding.

Series A Super Voting Preferred Stock

The holders of the Series A Super Voting Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the four (4) shares of Series A Super Voting Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of the Common Stock and all other voting securities of the Company are entitled to, as of any such date of determination, plus one million (1,000,000) votes, it being the intention that the holders of the Series A Super Voting Preferred Stock shall have effective voting control of the Company, on a fully diluted voting basis. Accordingly, each share of Series A Super Voting Stock shall entitle the Holder to that number of votes as is equal to 12.5% of the outstanding shares of Common Stock and all other voting securities of the Company are entitled to, as of such date of determination, plus 250,000 votes. The holders of the Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock as a single class. Currently, Lance Friedman, our Chief Executive Officer, holds all 4 outstanding shares of the Series A Super Voting Preferred Stock.

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

DECEMBER 31, 2025

In the second quarter of 2023, the Company sold 6 shares of Series B, 10% convertible preferred stock, with a par value of $0.01 per share and a purchase price of $7,500 per share to 1 investor for $50,000 which includes a 10% discount of $5,000 and cash of $45,000. The Company paid $0 in fees to brokers related to these issuances.

As of December 31, 2025, and 2024, the total Series B preferred shares outstanding were 147 and 147 shares, respectively.

Common stock

During the years ended December 31, 2025, and December 31, 2024, the Company did not issue any shares of its common stock.

In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2022, the Company was to issue 1,000,000 incentive shares of unrestricted common stock. In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2023, the Company was to issue 100,000 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. As of December 31, 2025 and 2024, none of the incentive shares were issued and were recorded as a Common share payable current liability.

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

Restricted Stock Units (“RSUs”)

All previously issued RSUs were terminated as part of the bankruptcy. No RSUs were issued after the bankruptcy. As such, there are no RSUs outstanding as of December 31, 2025 and 2024

Warrants

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

Warrants in connection with 20% OID Unsecured Convertible Notes Payable

In connection with the issuance of the 20% Unsecured Convertible Notes the Company issued warrants. The warrants have an exercise price equal to 85% of the price of the qualified financing price (as defined under the warrant), coverage of 150% and a term of five years from the date of the warrant.

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

Other Warrants issued to Service Providers

The Company issued 850,000 warrants to four holders in consideration provided by them to the Company during its restructuring and bankruptcy proceedings. Of these, 200,000 warrants have a term of 5 years issued to one holder and an exercise price of $0.05, 350,000 warrants issued to one holder have a term of 5 years and an exercise price of $0.25 and 300,000 warrants (150,000 each issued to two separate holders) have a term of 5 years and an exercise price of 93.75% of the next qualifying offering.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants outstanding as of December 31, 2025 and 2024 were as follows.

	December 31, 2025	December 31, 2024
10% OID Senior Secured Convertible Notes	2,974,125	2,986,500
35% OID Super Priority Senior Secured Convertible Notes	5,223,622	2,800,231
20% OID Unsecured Convertible Notes Payable	5,360,625	3,641,250
Series B Preferred Convertible Stock	528,600	528,600
Non-Convertible Notes	850,000	850,000
Other Warrants	850,000	850,000
Total	15,786,972	11,656,581

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2023:	8,717,706
Issued	3,277,100
Exercised	—
Expired	—
Outstanding at December 31, 2024:	11,994,806
Issued	3,792,166
Exercised	—
Expired	—
Outstanding at December 31, 2025:	15,786,972

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

DECEMBER 31, 2025

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

The Company is named as a defendant in several employment related matters primarily resulting from unpaid wages following restructuring related staff reductions and terminations. The cases have been settled and paid directly to the attorney representing these employees except for one $10,000 judgement which has not yet been disbursed.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 - INCOME TAXES

The following is a breakdown of the loss before the provision for income taxes:

	Year Ended December 31,
	2025	2024
Loss before provision for income taxes	$(6,961,918)	$(3,736,193)

The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be fully realized and, accordingly, has provided a valuation allowance as of December 31, 2025 and 2024.

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

The Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
NOL Carryforward	$6,391,691	$6,391,691
AMT Credit	-	-
Total deferred tax assets	6,391,691	6,391,691
Valuation allowance	(6,391,691)	(6,391,691)
Net deferred tax asset	$-	$-

Net operating losses and tax credit carryforwards as of December 31, 2025, are as follows:

Amount
Net operating losses, federal & state	$6,391,691

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

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025, and 2024, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 or 2024. The Company is not currently aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of December 31, 2025 and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the year ended December 31, 2025, the Company experienced operating losses of approximately $2.7 million and corresponding cash outflows from operations of approximately $549,019. This performance reflected challenges in operating and restructuring the Company as a result of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flows from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern more than one year from the date of issuance of the 2025 financial statements included in this filing.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

Class 6- Truist PPP Loan Claim Class contains all claims related to the Debtors’ Payroll Protection Loans in the of $1,387,599, anticipated to be forgiven in accordance with SBA regulations with no distribution of Plan assets. The SBA has forgiven $812,324 in 2024. The Company received confirmation from the SBA of full forgiveness of the final PPP loan for $471,300 on April 24, 2025.

Class 7 – Equity Interests, permits Debtors equity to be retained in the same proportion existing as of the Petition Date.

As a result of the Plan, the Company was relieved of $2,700,000 in book value liabilities for approximately $300,000 (their pro rata share of the $500,000 settlement) and $25,350,151 in liabilities to general unsecured claim holders for $200,000 (their pro rata share of the $500,000 settlement), resulting in the recognition of a total gain on discharge of prepetition liabilities of approximately $2.2 million, with $0 and $32,157, and $2,174,424 being recognized in the years ended December 31, 2023, December 31, 2022, and December 31, 2021 respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to March 11, 2026, the date that the condensed consolidated financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 2, 2026, the Company filed Form S1 Amendment No. 10 with SEC.

On February 3, 2026 , the Company issued a Promissory Note with a face amount of $200,000.

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

On February 20, 2024, the Company retained the services of Bush and Associates for their independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, and concluded that our disclosure controls and procedures are effective. The term disclosure controls and procedures mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2025 based on these criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience for our executive officers:

Name	Age	Positions Held
Lance Friedman	64	Chief Executive Officer and Director
Michael C. Howe (1)	73	President and COO
Ernest J. Scheidemann, Jr. (2)	65	Interim Chief Financial Officer

(1) On June 10, 2025, Mr. Howe resigned from his position as President and COO.

(2) On February 25, 2025, Mr. Scheidemann resigned from his position as Interim Chief Financial Officer of the Company and the Consulting Agreement was mutually terminated.

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

Michael C. Howe was the Chief Operations Officer & President of the Company since February 1, 2024. Mr. Howe has driven growth in consumer and healthcare industries for over 40 years. He served as CEO and founder of Leading Primary Care, LLC (from which the Company purchased certain assets known as The Good Clinic) since November 2019 and has had leadership positions of several consumer businesses including playing the pivotal role in scaling MinuteClinic, now part of CVS, as well as serving as CEO of Arby’s and Verify Brand. Mr. Howe resigned from his position on June 10, 2025.

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

The following table and biographical summaries set forth information, including principal occupation and business experience for our current directors:

Directors	Age	Position	Officer and/or Director Since
Lance Friedman	64	Director	June 2020

Board of Directors’ Resignations

On February 24, 2023, Eric Weiss, Evan Kostorizos, and Terence Herzog, each mutually agreed to resign as Directors of the Company. Each of the separation agreements provided for consideration of $25,000.00 to be paid from the receipt of a minimum of $150,000.00, net of commissions to ERC broker, collected from ERC IRS reimbursements; and a second payment of $25,000.00 from the next series of ERC IRS reimbursements in the minimum net amount of $150,000.00. In addition, upon execution of the separation agreements, the Company agreed to issue to each Director 25,000 5-year Warrants in company common stock at a strike price of $1.00 per share.

As of December 31, 2025, due to liquidity constraints, the Company has only partially satisfied the consideration terms of the three separation agreements (see Compensation of Directors below). The Company intends to completely satisfy the remaining conditions in late 2026.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2025, the Board of Directors held no in-person meetings.

Committees of the Board of Directors

The Company presently has no committees of the Board of Directors. Prior to the February 2023 board resignations, the Company had three (3) committees of the Board of Directors: (i) the Audit Committee; (ii) the Nominating and Governance Committee; and (iii) the Compensation Committee. Each committee was comprised solely of independent directors within the meaning of the applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market LLC. The Company plans to appoint new directors and re-establish the three (3) committees described above and discussed below in the second quarter of 2026.

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

Summary Compensation Table

The following table summarizes for the fiscal years ended December 31, 2025 and 2024, the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (“Named Executive Officers”).

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total Compensation ($)
Lance Friedman (1)	2025	$375,000	—	—	—	—	—	$71,643	$446,645
Chief Executive Officer	2024	$370,833	—	—	—	—	—	$71,643	$442,476

Ernest Scheidemann (2)	2025	$29,350	—	—	—	—	—	—	$29,350
Former Interim Chief Financial Officer	2024	$225,463	—	—	—	—	—	—	$225,463

Michael Howe (3)	2025	—	—	—	—	—	—	—	—
Chief Operating Officer	2024	—	—	—	—	—	—	—	—
					—	—	—
Phillip J. Keller (4)	2025	—	—	—	—	—	—	—	—
Former CFO, Secretary & Treasurer	2024	—	—	—	—	—	—	—	—

(1)	Mr. Friedman was appointed as CEO as of June 2020. Of the $446,645 total compensation earned for the fiscal year ended December 31, 2025, no amounts have been paid to Mr. Friedman by the Company. Other compensation comprises board of director fees amounting to $60,000 and health benefits amounting to $11,643. See “Employment and Consulting Agreements – Employment Agreement with Lance Friedman, CEO” below and Exhibit 10.5 of this report on Form 10-K for additional details and material terms of Mr. Friedman’s employment agreement with the Company.

(2)	Mr. Scheidemann was appointed as the Interim Chief Financial Officer pursuant to a consulting agreement between the Company and FinTrust Consulting, LLC (of which Ernest J. Scheidemann, Jr. is the Managing Member), dated December 19, 2023. Subsequently, on February 25, 2025, Mr. Scheidemann resigned from his position. Of the $29,350 total compensation earned for the fiscal year ended December 31, 2025, no amount was paid by the Company to Mr. Scheidemann. See “Employment and Consulting Agreements – Consulting agreement with FinTrust Consulting, LLC” below and Exhibit 10.7 of this report on Form 10-K for additional details and material terms of Mr. Scheidemann’s agreement with the Company.

(3)	Mr. Howe was appointed as the Chief Operating Officer as of February 1, 2024. See “Employment and Consulting Agreements – Employment Agreement with Michael Hower, COO” below and Exhibit 10.6 of this report on Form 10-K for additional details and material terms of Mr. Howe’s employment agreement with the Company. Mr. Howe resigned from his position on June 10, 2025

(4)	Mr. Keller was appointed CFO as of July 24, 2017, interim CEO as of November 19, 2018, and re-appointed CFO on July 1, 2022. Mr. Keller began a leave of absence on January 1, 2024 and his employment was terminated in March 2024. The company currently carries an open note payable in the amount of $151,858.

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

In addition to the base salary, Mr. Howe was eligible to receive an annual bonus in an amount equal to 100% of the base salary (60% cash and 40% stock grant) for achievement of target-level performance objectives (“Target Bonus”) (with the eligible amount of such bonus being more or less than the Target Bonus in the event of achievement below or above target-performance objectives, in each case as determined by the Board in its discretion). Effective June 19, 2025, Mr. Howe resigned from his position as COO.

Consulting agreement with FinTrust Consulting, LLC (of which the former Interim CFO is the Managing Member)

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

Outstanding Equity Awards at 2025 Fiscal Year-End

Outstanding equity awards at 2025 fiscal year-end are comprised of Restricted Stock Units (“RSU”). There were no equity awards granted during the years ended December 31, 2025 and December 31, 2024.

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

Compensation of Directors

Following resignations of the previous directors on the board of the Company and the shift in the Company’s strategy, our sole board member is Mr. Lance Friedman, who is also the Company’s Chief Executive Officer (“CEO”). During the financial year ended December 31, 2024, our sole board member was Mr. Friedman. For information related to the compensation of Mr. Friedman in the financial year 2025, see “Executive Compensation — Summary Compensation Table” above.

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

Security beneficial ownership table

The following table sets forth information as of March 11, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of our Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner	Shares of Common Stock beneficially owned (1) (2)	Percentage

Beneficial Owners of more than 5%:
Kristen Jones Romandetti (3)	8,856,599	26.82%
Steward Physician Contracting (4)	5,000,000	15.17%
C.T. Capital, Ltd. (5)	2,666,667	8.09%
Executive Officers and Directors:
Lance B. Friedman	-	-
Michael C. Howe (7)	-	-
Ernest J. Scheidemann, Jr. (6)	-	-

(1)	Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 32,958,288 (16,479 on a pro forma basis after giving effect to the 1 for 2,000 reverse split) shares of Common Stock issued and outstanding as of March 11, 2026.

(3)	Kristen Jones Romandetti is the spouse of our former Chief Executive Officer, Christian C. Romandetti, Sr. and her address is 3540 Charlton Pl., Melbourne, FL 32934.

(4)	The natural person with voting and dispositive control of the shares held by Steward Physician Contracting is Ralph de la Torre and his address is c/o Steward Health Care 1900 N Pearl St., Suite 2400, Dallas, Texas 75201.

(5)	On June 13, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with C.T. Capital, Ltd, a Florida Limited Partnership. Under the Loan Agreement and subsequent amendments, C.T. Capital committed to make an accounts receivable line of credit to a maximum aggregate amount of $2,500,000. C.T. Capital may convert all or any portion of the outstanding principal amount – up to $2,000,000 – or interest on the loan into our Common Stock at a price equal to $0.75 per share. In December 2016, C.T. Capital converted $1,400,000 of the outstanding principal amount to 1,866,667 shares of Common Stock. For purposes of percent ownership calculation, we have assumed that the remaining $600,000 eligible for conversion to equity was converted into our Common Stock at a price of $0.75 per share. The natural person with voting and dispositive control of the shares held by C.T. Capital is Jeffrey Scott Roschman, and his address is c/o C.T. Capital, Ltd., 6300 NE 1st Avenue, Ste 202 Ft. Lauderdale, FL 33334.

(6)	On February 25, 2025, Mr. Scheidemann resigned from his position as Interim Chief Financial Officer of the Company.

(7)	On June 19, 2025, Mr. Howe resigned from his position as Chief Operating Officer of the Company.

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

As of December 31, 2025, there were 32,958,288 (16,479 on a proforma basis adjusted for the contemplated 1 for 2,000 reverse split) shares of Common Stock, 147 shares of Series B 10% Convertible Preferred Stock, 4 shares of Series A Super Voting Preferred Stock, and 0 shares of Series C Convertible Preferred Stock that are issued and outstanding.

The holders of the Series A Super Voting Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the four (4) shares of Series A Super Voting Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of the Common Stock and all other voting securities of the Company are entitled to, as of any such date of determination, plus one million (1,000,000) votes, it being the intention that the holders of the Series A Super Voting Preferred Stock shall have effective voting control of the Company, on a fully diluted voting basis. Accordingly, each share of Series A Super Voting Stock shall entitle the Holder to that number of votes as is equal to 12.5% of the outstanding shares of Common Stock and all other voting securities of the Company are entitled to, as of such date of determination, plus 250,000 votes. The holders of the Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock as a single class. Currently, Lance Friedman, our Chief Executive Officer, holds all 4 outstanding shares of the Series A Super Voting Preferred Stock.

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

Policies and Procedures for Related Person Transactions

In connection with this offering, we expect to adopt a written-related party transactions policy that will provide that transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party must be approved by our audit committee. This policy will become effective on the date on which the registration statement of which this prospectus in part is declared effective by the SEC. Pursuant to this policy, the audit committee will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

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

Audit Fees

We engaged Bush and Associates CPAs (“Bush”) as our independent registered public accounting firm for the audit of our financial statements for the years ended December 31, 2025 and 2024.

Our independent auditor, Bush, was engaged in 2025 and billed $82,500 for the year ended December 31, 2024. Audit Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed by accountants other than Bush for non-audit or tax related professional services.

	2025	2024
Audit Fees	$82,500	$150,000
Tax Fees	-	-
All Other Fees	$47,500	$40,000
Total	$130,000	$190,000

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

3.2*	Certificate of Designation for Series A Super Voting Preferred Stock of the Company

3.3*	Certificate of Designation for Series B Preferred Stock of the Company

3.4	Certificate of Designation for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

3.5	By-laws of the Company (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)

4.1*	Description of Capital Stock

10.1	Share Exchange Agreement dated December 29, 2010, by and between the Company, FCID Medical, Inc., and FCID Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011)

10.2	Loan and Security Agreement dated as of June 13, 2013, by and between C.T. Capital Ltd and First Choice Medical Group of Brevard, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.3	Asset Purchase Agreement dated January 25, 2024 by and between the Company and Leading Primary Care, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.4	Stock Purchase Agreement dated July 20, 2023 by and between the Company and Gary C. Bernard, as amended by addendum dated May 5, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.5+	Employment agreement dated June 6, 2022 between the Company and Lance Friedman, as amended by the addendum dated March 1, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.6+	Employment agreement dated February 1, 2024 between the Company and Michael Howe (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.7+	Consulting agreement dated December 19, 2023 between the Company and FinTrust Consulting, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

10.8	Form of Subscription Agreement between the Company and Subscribers for Purchase of Strip comprising note, common stock and warrant (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

10.9	Warrant issued by Company to Puritan Partners LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

10.10	Form of Warrant issued by Company to Roderic Prat (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on May 13, 2024).

14	Code of Ethics, (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012)

19.1*	Insider Trading Policy

21*	List of Subsidiaries of the Company

24.1	Power of Attorney (as seen on signature page herein)

23.1*	Consent of Bush & Associates CPA LLC

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 13, 2024).

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT+
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+
EX-01.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+
EX-01.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE+
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+
104	Interactive Data File

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
Lance Friedman
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: March 11, 2026	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2026	By:	/s/ Lance Friedman
Lance Friedman
Principal Accounting Officer

