Form 10-Q
period 2026-03-31
First Choice Healthcare Solutions, Inc.
filed 2026-05-08
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 8, 2026, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$5,896
Other Current Assets	40,575	717
Total current assets	44,434	6,613
Property, plant and equipment, net	144,055	146,961
Operating lease right-of-use assets	3,253,693	3,350,511
Deposits	609,326	543,345
Total assets	$4,051,508	$4,047,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$13,829,057	$13,115,035
Operating lease liabilities, current portion	409,225	382,121
Notes payable	27,996,188	27,177,660
Total current liabilities	42,234,469	40,674,816

Long term liabilities:
PPP loan payable	-	-
Operating lease liabilities, non-current portion	2,804,444	2,900,690
Total liabilities	$45,038,912	$43,575,506

Stockholders’ deficit:
Series A Super Voting Preferred Stock; 4 shares authorized, issued and outstanding at March 31, 2026, and December 31, 2025	-	-
Series B Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	1	1

Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	32,958	32,958
Additional paid-in capital	35,158,571	35,182,032
Treasury stock, 74,453 common shares, at cost	-	-
Accumulated deficit	(76,178,936)	(74,743,067)
Total stockholders’ deficit	(40,987,405)	(39,528,075)
Total liabilities and stockholders’ deficit	$4,051,508	$4,047,430

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	Three Months Ended March 31,
	2026	2025

Revenue
Revenue, net of discounts	$-	$4,033
Gross profit	-	4,033

Operating expenses
Compensation expense	102,251	111,661
Selling, general and administrative expenses	629,082	476,828
Total operating expenses	731,332	588,489
Operating loss	(731,332)	(584,456)
Other income (expenses)
Gain (loss) on sale of equipment		(27,540)
PPP Loan Forgiveness	-	-
Interest expense, net	(704,537)	(785,896)
Total other income (expenses), net	(704,537)	(813,436)
Loss from continuing operations before income taxes	(1,435,869)	(1,397,892)
Income taxes expense (benefit)	-	-
Net loss	(1,435,869)	(1,397,892)
Preferred stock dividends	-	-
Net loss attributable to common shareholders	$(1,435,869)	$(1,397,892)

Basic and diluted loss per common share
Net loss per common share	$(0.04)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026 and March 31, 2025

(unaudited, in dollars)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	32,958,288	$32,958	147	$1	$35,276,650	$(67,781,149)	$(32,471,540)
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Net loss	-	-	-	-	-	(1,397,892)	(1,397,892)
Balance, March 31, 2025	32,958,288	$32,958	147	$1	$35,253,190	$(69,179,041)	$(33,892,892)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	32,958,288	$32,958	147	$1	$35,182,032	$(74,743,067)	$(39,528,075)
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Net loss	-	-	-	-	-	(1,435,869)	(1,435,869)
Balance, March 31, 2026	32,958,288	$32,958	147	$1	$35,158,571	$(76,178,936)	$(40,987,405)

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in dollars)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,435,869)	$(1,397,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,906	5,630
Loss on sale of assets	-	27,540
Forgiveness of PPP Loan	-	-
Interest expense	704,389	785,896
Amortization of debt discount	-	-
Preferred dividends – accrued	-	-
Changes in operating assets and liabilities:
Other current assets	(105,839)	31,983
Decrease in leased assets	96,818	100,562
Increase in deposits	-	(50,427)
Increase in accounts payable and accrued liabilities	479,699	281,590
Decrease in lease liabilities	(69,142)	(76,913)
Net cash used in operating activities	$(327,038)	$(292,031)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-	10,000
Net cash provided by investing activities	$-	$10,000

Cash flows from financing activities:
Interest Paid	-	(45,000)
Repayment of Notes Payable	(200,000)
Proceeds from issuance of convertible notes	525,000	336,760
Net cash provided by financing activities	$325,000	$291,760

Net change in cash	(2,036)	9,729
Cash, beginning of period	5,896	19,915
Cash, end of period	$3,859	$29,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$-
Common shares issued for convertible notes - inducement	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026, and for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2025, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 11, 2026.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and useful lives of long-lived assets, provision against bad debt, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates. For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded to the nearest whole number. However, the underlying data used in the calculations is not rounded, and the totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations

Revenue Recognition

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

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(1,435,869)	$(1,397,892)

Denominator:
Weighted average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.04)	$(0.04)

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

	March 31, 2026	March 31, 2025
Convertible debt	2,833,101,459	730,129,506
Warrants to purchase common stock	13,558,372	13,756,977
Incentive shares payable issued with non-convertible notes	10,721,250	3,271,875
Restricted stock awards	1,357,308	7,974,375
Total	2,858,738,389	755,132,733

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

Leases

In February 2016, the FASB issued ASC 842, Leases, (“ASC 842”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for leases previously classified as operating leases. The Company adopted ASC 842 effective January 1, 2022, and recognized and measured operating leases existing at, or entered into after, January 1, 2021 (the beginning of the earliest comparative period presented) using a modified retrospective approach, with certain practical expedients available (see Note 4). The Company’s accounting for finance leases under ASC 842 remained unchanged.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of March 31, 2026, or December 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ deficit.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of input that may be used to measure fair value:

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

As of March 31, 2026, and December 31, 2025, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3— NOTES PAYABLE

Non-Convertible Notes Payable

20% Cash Payment Notes

During the years ended December 31, 2022, and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, with a 20% cash payment on the principal amount of the note and were unsecured. During the years ended December 31, 2024, and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The balance of the non-convertible notes payable as of March 31, 2026, and December 31, 2025, was $2,985,025 and $2,965,429 respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed. The Company reinitiated the two forgiveness applications with the SBA and during the year ended December 31, 2024, the Company received forgiveness for one PPP loan for $812,324. The Company received confirmation from the SBA of full forgiveness of the final PPP loan of $471,300 April 24, 2025. As of March 31, 2026, the Company does not have any open applications filed with the SBA.

Other Non-Convertible Notes

As of March 31, 2026, and December 31, 2025, there were $2,285,772 and $1,305,704, respectively, of Other Non-Convertible Notes. The Notes have fixed interest rates that range up to 18%. As of March 31, 2026, the Notes include $1,707,692 due to Thor Special Situations LLC (a related party to the Company’s Chief Executive Officer), $426,222 due to Lance Friedman, the Company’s current CEO and $151,858 due to the Company’s prior Chief Financial Officer. The Notes due to Thor Special Situations LLC, Lance Friedman, and the prior Chief Financial Officer relate to deferred compensation, payments to third party service providers, and other normal course of business items. As of December 31, 2025, the Notes include $1,153,846 due to Thor Special Situations LLC (a related party to the Company’s Chief Executive Officer) and $151,858 due to the Company’s prior Chief Financial Officer. The Notes due to Thor Special Situations LLC and the prior Chief Financial Officer relate to deferred compensation, payments to third party service provides, and other normal course of business items.

Non-convertible notes payable as of March 31, 2026, and December 31, 2025, are comprised of the following:

	March 31, 2026	December 31, 2025
20% Cash Payment Notes	$2,985,025	$2,965,429
PPP Loans Payable	-	-
Other Non-Convertible Notes	2,285,772	1,305,704
Less current portion	(5,270,797)	(4,271,133)
Long term portion	$-	$-

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the three months ended March 31, 2026, and 2025, the Company recognized a total of $0 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount as of March 31, 2026, and December 31, 2025, was $0 and $0 respectively.

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

The 10% Notes have full ratchet and anti-dilution provisions, a principal adjustment provision upon default, providing for a principal increase to 110% at maturity if unpaid, 120% at Nine months if unpaid and 130% at 12 months if unpaid. The 10% Notes were due March 31, 2022, and to date, all default provisions have been waived. The amounts due under the 10% Secured Convertible Notes are secured by assets of the Company pursuant to a security agreement.

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

At March 31, 2026, and December 31, 2025, the balance of 10% notes was $6,095,304 and $5,948,250 with accrued interest payable of $3,881,716 and $3,881,716, respectively.

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

At March 31, 2026, and December 31, 2025, the balance of 35% notes was $10,609,673 and $10,447,244 with accrued interest payable of $3,451,312 and $3,451,312, respectively.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three months ended March 31, 2026, and 2025, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants and $0 and $0 in amortization of incentive shares, respectively.

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

At March 31, 2026, and December 31, 2025, the balance of 20% Notes was $3,573,750 with accrued interest payable of $703,749 and $703,749, respectively.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the three months ended March 31, 2026, the Company recognized $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 in amortization of incentive shares and $0 in accrued interest on the 20% Notes.

Convertible notes payable as of March 31, 2026, and December 31, 2025, were comprised of the following:

	March 31, 2026	December 31, 2025
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$6,095,304	$5,948,250
Amount 35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	10,609,673	10,447,244
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	3,573,750	3,573,750
Total	20,278,727	19,969,244
Less: unamortized discounts	-	-
Total	$20,278,727	$19,969,244
Less current portion	(20,278,727)	(19,969,244)
Long-term portion	$-	$-

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

Contractual lease payments due as of March 31, 2026:

2026	$469,148
2027	589,558
2028	603,966
2029	617,345
2030	519,892
Thereafter	1,320,911
Total Lease Payments	4,120,820
Less Interest	(907,151)
Total Lease Liabilities	$3,213,669
Less: Current Portion	(409,225)
Long-Term Liabilities	$2,804,444

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

As of March 31, 2026, there were 32,958,288 shares of Common Stock, 147 shares of Series B 10% Convertible Preferred Stock, 4 shares of Series A Super Voting Preferred Stock, and 0 shares of Series C Convertible Preferred Stock that are issued and outstanding.

Series A Super Voting Preferred Stock

The holders of the Series A Super Voting Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the four (4) shares of Series A Super Voting Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of the Common Stock and all other voting securities of the Company are entitled to, as of any such date of determination, plus one million (1,000,000) votes, it being the intention that the holders of the Series A Super Voting Preferred Stock shall have effective voting control of the Company, on a fully diluted voting basis. Accordingly, each share of Series A Super Voting Stock shall entitle the Holder to that number of votes as is equal to 12.5% of the outstanding shares of Common Stock and all other voting securities of the Company are entitled to, as of such date of determination, plus 250,000 votes. The holders of the Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock as a single class. Currently, Lance Friedman, the Company’s Chief Executive Officer, holds all 4 outstanding shares of the Series A Super Voting Preferred Stock.

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

As of March 31, 2026, and December 31, 2025, the total Series B preferred shares outstanding were 147 and 147 shares, respectively.

Common stock

In the three months ended March 31, 2026, the Company did not issue any shares of its common stock. During the years ended December 31, 2025, and December 31, 2024, the Company did not issue any shares of its common stock.

In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2022, the Company was to issue 1,000,000 incentive shares of unrestricted common stock. In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2023, the Company was to issue 100,000 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. As of March 31, 2026, none of the incentive shares were issued and were recorded as a Common share payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The Company does not have an Incentive Stock Plan in place.

Restricted Stock Units (“RSU”)

All previously issued RSUs were terminated as part of the bankruptcy. No RSUs were issued after the bankruptcy. As such, there are no RSUs outstanding as of March 31, 2026, and December 31, 2025

Warrants

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

Warrants outstanding as of March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
10% OID Senior Secured Convertible Notes	2,974,125	2,974,125
35% OID Super Priority Senior Secured Convertible Notes	5,223,622	5,223,622
20% OID Unsecured Convertible Notes Payable	5,360,625	5,360,625
Series B Preferred Convertible Stock	528,600	528,600
Non-Convertible Notes	850,000	850,000
Other Warrants	850,000	850,000
Total	15,786,972	15,786,972

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2025:	15,786,972
Issued	—
Exercised	—
Expired	—
Outstanding at March 31, 2026:	15,786,972

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of March 31, 2026, and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the three months ending March 31, 2026, the Company experienced operating losses of approximately $.731 million and corresponding cash outflows from operations of approximately $0.33 million. This performance reflected challenges in operating and restructuring the Company because of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flow from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2026, financial statements for subsequent events and transactions through May 8, 2026, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements. On April 14, 2026, the Company filed an S-1/A with the Securities and Exchange Commission.

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

Overview

For the Three Months Ended March 31, 2026, and March 31, 2025, we reported a net loss of $1,435,869 and $1,397,892, respectively, an increase of $37,977 or 2.7%. The increase in net loss was attributable primarily to increased SG&A expenses for the three months ending March 31, 2026, as compared to March 31, 2025.

Results of Operations

Three months ended March 31, 2026, as Compared to Three months ended March 31, 2025

The following is a discussion of the results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Revenues

Total revenue was $141 for the three months ended March 31, 2026, decreasing from $4,033 in the prior year. Net patient service revenue accounted for all of total revenue in 2026.

Operating Expenses

Operating expenses include the following:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Salaries and benefits	$102,251	$111,661
Other operating expenses	263,410	265,081
General and administrative	362,907	206,117
Depreciation and amortization	2,906	5,630
Total operating expenses	$731,474	$588,489

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which include legal, accounting and professional fees associated with being a public entity.

General and administrative expenses were $362,907 for the three months ended March 31, 2026, as compared to $206,117 for the three months ended March 31, 2025, an increase of $156,790. The increase in spending is primarily due to additional legal, accounting and professional fees.

Net Loss from Operations

Net loss from operations for the three months ended March 31, 2026, totaled $1,435,869, which compared to a loss from operations of $1,397,892 for the three months ended March 31, 2025. The increase is a result of higher SG&A expenses offset by lower interest expense.

Interest Income (expense)

Interest expense decreased to $704,537 for the three months ended March 31, 2026, which compared to interest expense of $785,896 for the three months ended March 31, 2025.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $1,435,869 for the three months ended March 31, 2026, as compared to net loss attributable to common shareholders of $1,397,892 reported for the same year period in the prior year.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $3,859 and accounts receivable of $0. This is compared to cash of $29,644 and accounts receivable of $0 as of March 31, 2025.

The Company believes that the current cash balance as of March 31, 2026, along with the continued execution of its business development plan, will allow the Company to further improve its working capital.

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

Net cash used in our operating activities for the three months ended March 31, 2026, totaled $327,037, which compared to net cash provided in our operations for the three months ended March 31, 2025, of $292,031. The decrease in cash used for the three months ended March 31, 2026, was due primarily to an increase in accounts payable.

Net cash flow in investing activities was $0 for the three months ended March 31, 2026, compared to net cash flow in investing activities of $10,000 for the three months ended March 31, 2025. The decrease was primarily the result of proceeds from the sale of assets in 2025.

Net cash provided in financing activities was $325,000 for three months ended March 31, 2026, compared to net cash provided in financing activities of $291,760 for the three months ended March 31, 2025. The cash flows provided in our financing activities were the result of convertible debt investments.

	Three Months Ended	Three Months Ended
	31-Mar-26	31-Mar-25
Proceeds from issuance of convertible notes	$525,000	$336,761
Interest paid	-	(45,000)
Repayment of Notes Payable	(200,000)	-
Net cash provided by financing activities	325,000	291,761

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

We do not expect recent accounting pronouncements to have a material impact on our condensed consolidated financial position, results of operations or cash flows. See NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES in the accompanying condensed consolidated financial statements for additional information.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently not a party to any pending legal proceedings, nor is our property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
3.2	Certificate of Designation for Series A Super Voting Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.3	Certificate of Designation for Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.4	Certificate of Designation for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on September 9, 2024)
3.5	By-laws of the Company (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.**

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: May 8, 2026	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2026	By:	/s/ Lance Friedman
Lance Friedman
(Principal Accounting Officer)

