Form 10-Q
period 2026-06-30
First Choice Healthcare Solutions, Inc.
filed 2026-08-13
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 13, 2026, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of	As of
	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,842	$5,896
Other Current Assets	403	717
Total current assets	7,245	6,613
Property, plant and equipment, net	141,148	146,961
Operating lease right-of-use assets	-	3,350,511
Deposits	428,100	543,345
Total assets	$576,493	$4,047,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,426,068	$13,115,035
Operating lease liabilities, current portion	-	382,121
Notes payable	5,658,513	27,177,660
Total current liabilities	10,084,581	40,674,816

Long term liabilities:
PPP loan payable	-	-
Operating lease liabilities, non-current portion	-	2,900,690
Total liabilities	$10,084,581	$43,575,506

Stockholders’ deficit:
Series A Super Voting Preferred Stock; 4 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Series B Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 147 and 147 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1

Common stock, $0.001 par value, 100,000,000 shares authorized 32,958,288 and 32,958,288 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	32,958	32,958
Series C Convertible Preferred stock; $0.01 par value, 56,000 shares authorized, 22,243 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	22,242,837	-
Series E Convertible Preferred stock; $0.01 par value, 50,000 shares structured, 16,271 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	16,271,315	-
Additional paid-in capital	35,135,111	35,182,032
Treasury stock, 74,453 common shares, at cost	-	-
Accumulated deficit	(83,190,310)	(74,743,067)
Total stockholders’ deficit	(9,508,087)	(39,528,075)
Total liabilities and stockholders’ deficit	$576,493	$4,047,430

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Revenue, net of discounts	$-	$1,423	$-	$5,456
Gross profit	-	1,423	-	5,456

Operating expenses
Compensation expense	96,802	143,578	199,053	255,241
Selling, general and administrative expenses	439,176	432,259	1,068,258	909,087
Total operating expenses	535,978	575,837	1,267,310	1,164,328
Operating loss	(535,978)	(574,414)	(1,267,310)	(1,158,872)
Other income (expenses)
Other Income (expense)	8,219	-	8,219	-
Gain (loss) on sale of equipment	-	(20,788)	-	(48,328)
Deposit written off	(101,746)	-	(101,746)	-
PPP Loan Forgiveness	-	471,300	-	471,300
Gain (loss) on Lease Termination	299,375	-	299,375	-
Interest expense, net	(6,681,244)	(515,534)	(7,385,781)	(1,301,429)
Total other income (expenses), net	(6,475,396)	(65,022)	(7,179,933)	(878,457)
Loss from continuing operations before income taxes	(7,011,374)	(639,436)	(8,447,243)	(2,037,329)
Income taxes expense (benefit)	-	-	-	-
Net loss	(7,011,374)	(639,436)	(8,447,243)	(2,037,329)
Preferred stock dividends	-	-	-	-
Net loss attributable to common shareholders	$(7,011,374)	$(639,436)	$(8,447,243)	$(2,037,329)

Basic and diluted loss per common share
Net loss per common share	$(0.21)	$(0.02)	$(0.26)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2026 and June 30, 2025

(unaudited, in dollars)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	32,958,288	$32,958	147	$1	$35,276,650	$(67,781,149)	$(32,471,540)
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Net loss	-	-	-	-	-	(1,397,892)	(1,397,892)
Balance, March 31, 2025	32,958,288	$32,958	147	$1	$35,253,190	$(69,179,041)	$(33,892,892)
Dividends payable on Preferred Stock	-	-	-	-	(23,461)	-	(23,461)
Net loss	-	-	-	-	-	(639,436)	(639,436)
Balance, June 30, 2025	32,958,288	$32,958	147	$1	$35,229,729	$(69,818,477)	$(34,555,789)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	32,958,288	$32,958	147	$1	$35,182,032	$(74,743,067)	$(39,528,075)
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Net loss	-	-	-	-	-	(1,435,869)	(1,435,869)
Balance, March 31, 2026	32,958,288	$32,958	147	$1	$35,158,571	$(76,178,936)	$(40,987,405)
Debt Conversion			38,514	$38,514,152			38,514,152
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Net loss	-	-	-	-	-	(7,011,374)	(7,011,374)
Balance, June 30, 2026	32,958,288	$32,958	38,661	$38,514,153	$35,135,111	$(83,190,310)	$(9,508,087)

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in dollars)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,447,243)	$(2,037,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,813	9,733
Loss on sale of assets	-	48,327
Forgiveness of PPP Loan	-	(471,300)
Interest expense	7,385,781	1,301,429
Deposits written off	101,746	-
Gain (loss) on lease termination	(299,375)	-
Changes in operating assets and liabilities:
Other current assets	(145,665)	11,403
Decrease in leased assets	482,383	195,484
(Decrease) Increase in accounts payable and accrued liabilities	732,506	694,968
Net cash used in operating activities	$(184,054)	$(247,285)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-	10,000
Net cash provided by investing activities	$-	$10,000

Cash flows from financing activities:
Interest Paid	-	(90,000)
Repayment of Notes Payable	(200,000)	-
Proceeds from issuance of convertible notes	385,000	455,454
Net cash provided by financing activities	$185,000	$365,454

Net change in cash	946	128,169
Cash, beginning of period	5,896	19,915
Cash, end of period	$6,842	$148,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$-
Common shares issued for convertible notes - inducement	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2026, and for the six months ended June 30, 2026 and 2025. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2025, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 11, 2026.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the recoverability and useful lives of long-lived assets, provision against bad debt, the fair value of the Company’s stock, and stock-based compensation. Actual results may differ from these estimates. For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded to the nearest whole number. However, the underlying data used in the calculations is not rounded, and the totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

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

	Six months ended June 30,
	2026	2025
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(8,447,243)	$(2,037,329)

Denominator:
Weighted average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.26)	$(0.06)

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

	June 30, 2026	June 30, 2025
Convertible debt	977,041,667	1,018,265,762
Warrants to purchase common stock	21,955,770	13,756,977
Incentive shares payable issued with non convertible notes	7,322,500	3,271,875
Restricted stock awards	-	7,974,375
Total	1,006,319,937	1,043,268,989

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of June 30, 2026, or December 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ deficit.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of input that may be used to measure fair value:

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

As of June 30, 2026, and December 31, 2025, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3— NOTES PAYABLE

Non-Convertible Notes Payable

20% Cash Payment Notes

During the years ended December 31, 2022, and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, with a 20% cash payment on the principal amount of the note and were unsecured. During the years ended December 31, 2024, and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The Company offered, and investors accepted a conversion of their note payable to the Series C Preferred Convertible stock. A total of $2,225,274 inclusive of a 1.35x conversion incentive was converted. The balance of the non-convertible notes payable as of June 30, 2026 and December 31, 2025, was $0 and $2,965,429, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed. The Company reinitiated the two forgiveness applications with the SBA and during the year ended December 31, 2024, the Company received forgiveness for one PPP loan for $812,324. The Company received confirmation from the SBA of full forgiveness of the final PPP loan of $471,300 April 24, 2025. As of June 30, 2026, the Company does not have any open applications filed with the SBA.

Other Non-Convertible Notes

As of June 30, 2026, and December 31, 2025, there were $2,141,089 and $1,305,704, respectively, of Other Non-Convertible Notes. The Notes have fixed interest rates that range up to 18%. As of June 30, 2026, the Notes include $1,712,308 due to Ridgecrest Capital, $200,000 due to Beydogg LLC, and $151,858 due to the Company’s prior Chief Financial Officer. The Notes due to Note Payable holders and the prior Chief Financial Officer relate to deferred compensation, payments to third party service providers, and other normal course of business items. As of December 31, 2025, the Notes include $1,153,846 due to Thor Special Situations LLC (a related party to the Company’s Chief Executive Officer) and $151,858 due to the Company’s prior Chief Financial Officer. The Notes due to Thor Special Situations LLC and the prior Chief Financial Officer relate to deferred compensation, payments to third party service provides, and other normal course of business items.

Non-convertible notes payable as of June 30, 2026, and December 31, 2025, are comprised of the following:

	June 30, 2026	December 31, 2025
20% Cash Payment Notes	$-	$2,965,429
PPP Loans Payable	-	-
Other Non-Convertible Notes	2,141,089	1,305,704
Less current portion	(2,141,089)	(4,271,133)
Long term portion	$-	$-

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the six months ended June 30, 2026, and 2025, the Company recognized a total of $0 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount as of June 30, 2026, and December 31, 2025, was $0 and $0, respectively.

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

At June 30, 2026, the balance of the 10% notes was converted into Series C and Series E preferred stock. Inclusive of a 1.35x conversion incentive, $6,921,595 was converted to Series C and $6,398,063 was converted to Series E. At December 31, 2025, the balance of 10% notes was $5,948,250 with accrued interest payable of $3,881,716.

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

At June 30, 2026, the balance of the 35% notes was converted into Series C and Series E preferred stock. Inclusive of a 1.35x conversion incentive, $11,183,103 was converted to Series C and $8,296,890 was converted to Series E, At December 31, 2025, the balance of 35% notes was $10,447,244 with accrued interest payable of $3,451,312.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the six months ended June 30, 2026, and 2025, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants and $0 and $0 in amortization of incentive shares, respectively.

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

At June 30, 2026, and December 31, 2025, the balance of 20% Notes was $2,913,750 and $3,573,750 respectively, with accrued interest payable of $603,674 and $703,749, respectively. In addition, $622,500 of the 20% OID Senior Secured Convertible Note Payable along with $115,221 in accrued interest for a total of $737,721 converted to the Series E.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the six months ended June 30, 2026, the Company recognized $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 in amortization of incentive shares and $0 in accrued interest on the 20% Notes.

Convertible notes payable as of June 30, 2026, and December 31, 2025, were comprised of the following:

	June 30, 2026	December 31, 2025
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$-	$5,948,250
35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 35%, secured by assets, convertible upon qualifying financing	-	10,447,244
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	3,517,424	3,573,750
Total	3,517,424	19,969,244
Less: unamortized discounts	-	-
Total	$3,517,424	$19,969,244
Less current portion	(3,517,424)	(19,969,244)
Long-term portion	$-	$-

NOTE 4— LEASES

Operating Leases

As a result of the adoption of ASC 842 on January 1, 2021, the Company recognized a lease liability which represents the present value of the remaining operating lease payments discounted using our incremental borrowing rate of 5.0%, and a right-of-use asset.

Operating leases consist of an office and clinic locations and have remaining terms of approximately 7 and 1 years, respectively, and include options to extend the leases for additional periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially. The Company successfully negotiated a termination of the leases. Effective June 30, 2026, has no lease liability related to the office and clinic locations.

On August 1, 2024, the Company entered into a lease of a clinic facility sixty-six-month triple-net lease agreement, to expire in 2029. The Company has one option to renew the lease for a five-year period on the same terms and conditions with fair market value rent increases. The Company successfully negotiated a termination of the lease. Effective June 30, 2026, no lease liability exists.

On September 1, 2024, the Company entered into a lease of a clinic facility six-year triple-net lease agreement, to expire in 2030. The Company has one option to renew the lease for a five-year period on the same terms and conditions with annual rent increases. The Company successfully negotiated a termination of the lease. Effective June 30, 2026, no lease liability exists.

	June 30, 2026
	First Choice Medical Group	The Good Clinic	First Choice Healthcare Solutions Consolidated

RTU Asset	$3,151,460	$1,628,964	$4,780,424
RTU Accumulated Depreciation	(1,368,349)	(689,885)	(2,058,234)
Net RTU	$1,783,111	$939,079	$2,722,191

LT Lease Liability	1,569,919	721,336	2,291,256
ST Lease Liability	338,108	46,587	384,696
Net Lease Liability	$1,908,028	$767,924	$2,675,951

Gain / (Loss) from RTU less Liability	$124,917	$(171,156)	$(46,239)

Surrendered deposits	(93,739)	(21,570)	(115,308)

Net Gain from lease termination	$31,178	$(192,726)	$(161,548)

Negotiated Settlement (Net of outstanding AP)	-	(46,527)	(46,527)

Relief of Accounts Payable @ June 30	3,507,450	-	3,507,450

Total Gain related to Lease and AP Liability	3,538,628	(239,253)	3,299,375

Conversion of Accounts Payable & Net RTU Gain to Series C	(3,000,000)	-	(3,000,000)

Gain / (Loss) on Lease Termination	$538,628	$(239,253)	$299,375

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

Upon receipt of the Order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2023, the Company had paid $243,498 of this obligation and continues to carry a remaining open accounts payable liability of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

As of June 30, 2026, there were 32,958,288 shares of Common Stock, 147 shares of Series B 10% Convertible Preferred Stock, 4 shares of Series A Super Voting Preferred Stock, and 0 shares of Series C Convertible Preferred Stock that are issued and outstanding.

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

As of June 30, 2026, and December 31, 2025, the total Series B preferred shares outstanding were 147 and 147 shares, respectively.

Series C Preferred Convertible Stock

The Company is authorized to issue up to 56,000 shares, $0.01 par value Series C preferred stock.

Effective May 7, 2026, the Company converted certain outstanding debt and convertible securities into Series C Preferred Stock. The converted instruments included the 10% OID Senior Secured Convertible Promissory Note, 35% OID Super Priority Convertible Promissory Note, Equity Plus Bonus debt instrument, and 10% Series B Convertible Stock.  Debt Conversion was in the amount of $22,242,837 in exchange for 22,243 shares of Series C Preferred Stock.  In addition, the warrants that were attached to the instruments below in the amount of 9,116,573 where exchanged for new five (5) year warrants in the amount of 11,181,419.

The instruments and lease debt converted into Series C Preferred Stock included:

●	10% OID Senior Secured Convertible Promissory Note with Warrant;
●	35% OID Super Priority Convertible Promissory Note with Warrant;
●	Equity Plus Bonus debt instrument with Warrant; and
●	10% Series B Convertible Stock and Warrant.
●	Termination of Leases and all lease debt.

Series E Preferred Convertible Stock

Effective June 30, 2026, the Company entered into an Exchange agreement providing for the issuance of Series E Preferred Stock.

The principal terms of the Series E Preferred Stock are as follows:

●	Dividend: The Series E Preferred Stock bears a 15% dividend, payable either in cash or through payment-in-kind (“PIK”), as permitted under the governing terms.
●	Conversion Restriction: The Series E Preferred Stock is not convertible during the first 12 months following issuance.
●	Conversion Price: Beginning on the 12-month anniversary, the Series E Preferred Stock becomes convertible at a variable conversion price equal to a 20% discount to the lowest closing price of the Company’s common stock during the five trading days used to determine the applicable conversion price.
●	Most-Favored-Nation Provision: The Series E Preferred Stock includes a most-favored-nation (“MFN”) provision permitting the holder, subject to the governing documents, to elect to amend the Series E terms to incorporate more favorable economic terms subsequently granted by the Company in a future financing transaction.
●	Initial Floor Price: Upon the 12-month anniversary, when the Series E Preferred Stock first becomes convertible, a Floor Price will be established at an 80% discount to the applicable closing price of the Company’s common stock at that time, meaning the Floor Price will equal 20% of such closing price.
●	Floor Price Resets: Following establishment of the initial Floor Price, the Floor Price will be reset every six months thereafter in accordance with the terms of the Series E Certificate of Designation.

Common stock

In the six months ended June 30, 2026, the Company did not issue any shares of its common stock. During the years ended December 31, 2025, and December 31, 2024, the Company did not issue any shares of its common stock.

In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2022, the Company was to issue 1,000,000 incentive shares of unrestricted common stock. In connection with the issuance of the 35% OID Super Priority Convertible Notes in 2023, the Company was to issue 100,000 incentive shares of unrestricted common stock. In connection with the issuance of the 20% OID Convertible Notes in 2023, the Company was to issue 468,250 incentive shares of unrestricted common stock. As of June 30, 2026, none of the incentive shares were issued and were recorded as a Common share payable current liability.

NOTE 6 — STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Options

The Company does not have an Incentive Stock Plan in place.

Restricted Stock Units (“RSU”)

All previously issued RSUs were terminated as part of the bankruptcy. No RSUs were issued after the bankruptcy. As such, there are no RSUs outstanding as of June 30, 2026, and December 31, 2025

Warrants

Warrants in connection with 10% OID Senior Secured Convertible Notes

In connection with the issuance of the 10% Senior Secured Convertible Notes the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years. Effective June 30, 2026, these warrants were exchanged for new Series C warrants.

Warrants in connection with 35% OID Super Priority Senior Secured Convertible Notes

In connection with the issuance of the 35% Senior Secured Convertible Notes the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years. Effective June 30, 2026, these warrants were exchanged for new Series C warrants.

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

Warrants in connection with Series B Preferred Convertible Stock

In connection with the issuance of the Series B Preferred Convertible Stock the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years. Effective June 30, 2026, these warrants were exchanged for new Series C warrants.

Warrants in connection with Non-Convertible Notes

In connection with the issuance of the Non-Convertible Notes the Company issued warrants. The warrants have an exercise price equal to $0.05 and a term of 5 years.

Other Warrants issued to Service Providers

The Company issued 850,000 warrants to four holders in consideration provided by them to the Company during its restructuring and bankruptcy proceedings. Of these, 200,000 warrants issued to one holder have a term of 5 years and an exercise price of $0.05, 350,000 warrants issued to one holder have a term of 5 years and an exercise price of $0.25 and 300,000 warrants (150,000 each issued to two separate holders) have a term of 5 years and an exercise price of 93.75% of the next qualifying offering. In addition, the company issued 1,210,000 additional warrants.

Warrants in connection with Series C Preferred Stock

In connection with the issuance of the Series C Preferred Stock the Company issued warrants. 1,518,675 warrants from the 10% OID Senior Secured Convertible Promissory Note with Warrant, 2,692,423 warrants from the 35% OID Super Priority Convertible Promissory Note with Warrant, 528,000 from the Series B Preferred Convertible, 3,526,875 warrants from the 20% OID Unsecured Convertible Note Payable and 850,000 warrants from Other Non-Convertible Notes were exchanged for a total of 11,181,419 warrants.

Warrants in connection with Series E Preferred Stock

In connection with the issuance of the Series E Preferred Stock the Company issued warrants. 1,455,450 warrants from the 10% OID Senior Secured Convertible Promissory Note with Warrant, 2,531,199 warrants from the 35% OID Super Priority Convertible Promissory Note with Warrant and 466,875 warrants from the 20% OID Unsecured Convertible Note Payable were exchanged for a total of 7,347,476 warrants.

Warrants outstanding as of June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
10% OID Senior Secured Convertible Notes	-	2,974,125
35% OID Super Priority Senior Secured Convertible Notes	-	5,223,622
20% OID Unsecured Convertible Notes Payable	1,366,875	5,360,625
Series B Preferred Convertible Stock	-	528,600
Series C Warrants	11,181,419	-
Series E Warrants	7,347,476
Non-Convertible Notes	-	850,000
Other Warrants	2,060,000	850,000
Total	21,955,770	15,786,972

Transactions involving stock warrants issued are summarized as follows:

Number of
Shares
Outstanding at December 31, 2025:	15,786,972
Issued	6,168,798
Exercised	—
Expired	—
Outstanding at June 30, 2026:	21,955,770

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of June 30, 2026, and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the six months ending June, 2026, the Company experienced operating losses of approximately $1.267 million and corresponding cash inflows from operations of approximately $184,054. This performance reflected challenges in operating and restructuring the Company because of the previous issues that confronted the Company in the healthcare market, such as growing referral bases and negotiating favorable contract rates with third party payors for services rendered, as well as the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, especially as related to provider services, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flow from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2026, financial statements for subsequent events and transactions through August 7, 2026, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements. On July 22, 2026, the Company entered into a Business Combination Agreement with Westin Acquisition Corp. Concurrently with the execution of the Business Combination Agreement, the Company entered into binding agreements to acquire all of the outstanding equity interests of Pointe Medical Services, LLC, Point Medical Pharmacy, Inc., Live Well Drugstore, LLC and Live Well Drugstore, Inc. (collectively, the “Pointe Med Entities”), and the acquisitions of the Pointe Med Entities are expected to be consummated substantially concurrently with the Closing of the Business Combination.

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

Overview

For the Six Months Ended June 30, 2026, and June 30, 2025, we reported a net loss of $8,447,243 and $2,037,329, respectively, an increase of $6,409,914. The increase in net loss was attributable primarily to an increase in interest expense related to the conversion of Notes payable to Series C and Series E for the six months ending June 30, 2026, as compared to June 30, 2025.

Results of Operations

Six months ended June 30, 2026, as Compared to Six months ended June 30, 2025

The following is a discussion of the results of operations for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Revenues

Total revenue was $3,406 for the six months ended June 30, 2026, decreasing from $5,456 in the prior year. Net patient service revenue accounted for all of total revenue in 2026.

Operating Expenses

Operating expenses include the following:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Salaries and benefits	$199,053	$255,241
Other operating expenses	329,730	531,209
General and administrative	736,120	368,146
Depreciation and amortization	5,813	9,733
Total operating expenses	$1,270,716	$1,164,329

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which include legal, accounting and professional fees associated with being a public entity.

General and administrative expenses were $736,120 for the six months ended June 30, 2026, as compared to $368,146 for the six months ended June 30, 2025, an increase of $367,974. The increase in spending is primarily due to additional legal, accounting and professional fees.

Net Loss from Operations

Net loss from operations for the six months ended June 30, 2026, totaled $1,267,310, which compared to a loss from operations of $1,158,872 for the six months ended June 30, 2025. The increase is a result of slightly higher SG&A expenses.

Interest Income (expense)

Interest expense increased to $7,385,781 for the six months ended June 30, 2026, which compared to interest expense of $1,301,429 for the six months ended June 30, 2025 due to finalized investor debt to Series C and Series E equity conversion.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $8,447,243 for the six months ended June 30, 2026, as compared to net loss attributable to common shareholders of $2,037,329 reported for the same year period in the prior year.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $6,842 and accounts receivable of $0. This is compared to cash of $6,454 and accounts receivable of $0 as of June 30, 2025.

The Company believes that the current cash balance as of June 30, 2026, along with the continued execution of its business development plan, will allow the Company to further improve its working capital.

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

Net cash used in our operating activities for the six months ended June 30, 2026, totaled $184,054, which compared to net cash provided in our operations for the six months ended June 30, 2025, of $247,285. The decrease in cash used for the six months ended June 30, 2026, was due primarily to a decrease in accounts payable.

Net cash flow in investing activities was $0 for the six months ended June 30, 2026, compared to net cash flow in investing activities of $10,000 for the six months ended June 30, 2025. The decrease was primarily the result of proceeds from the sale of assets in 2025.

Net cash provided in financing activities was $185,000 for six months ended June 30, 2026, compared to net cash provided in financing activities of $365,454 for the six months ended June 30, 2025. The cash flows provided in our financing activities were the result of proceeds from convertible debt investments.

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Proceeds from issuance of convertible notes	$385,000	$455,454
Interest paid	-	(90,000)
Repayment of Notes Payable	(200,000)	-
Net cash provided by financing activities	185,000	365,454

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
3.2	Certificate of Designation for Series A Super Voting Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.3	Certificate of Designation for Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.4	Certificate of Designation for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on September 9, 2024)
3.5	By-laws of the Company (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
10.1	Business Combination Agreement, dated as of July 22, 2026, by and among Westin Acquisition Corp., First Choice Healthcare Solutions, Inc., and First Choice Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2026)
10.2	Amended and Restated Stock Purchase Agreement, dated July 22, 2026 *
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.*
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.**

EX-101.INS	INLINE XBRL INSTANCE DOCUMENT
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: August 13, 2026	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Lance Friedman
Lance Friedman
(Principal Accounting Officer)

