Form 10-Q
period 2026-09-30
First Choice Healthcare Solutions, Inc.
filed 2026-11-13
CIK 1416876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 13, 2026, there were 32,958,288 shares outstanding of the registrant’s Common Stock, par value $0.001.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in dollars)

	As of	As of
	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,212	$5,896
Other Current Assets	37,611	717
Total current assets	172,823	6,613
Property, plant and equipment, net	59,118	146,961
Operating lease right-of-use assets	-	3,350,511
Deposits	1,847,275	543,345
Total assets	$2,079,216	$4,047,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,078,074	$13,115,035
Operating lease liabilities, current portion	-	382,121
Notes payable	9,596,974	27,177,660
Total current liabilities	13,675,048	40,674,816

Long term liabilities:
PPP loan payable	-	-
Operating lease liabilities, non-current portion	-	2,900,690
Total liabilities	$13,675,048	$43,575,506

Stockholders’ deficit:
Series A Super Voting Preferred Stock; 4 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Series B Convertible Preferred stock; $0.01 par value, 40,000 shares authorized, 0 and 147 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	1
Series C Convertible Preferred Stock, $0.0001 par value, 50,000 shares authorized, 23,707 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	23,706,824	-
Series E Convertible Preferred Stock, $0.0001 par value, 25,000 shares authorized, 23,401 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	23,401,463	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,958,288 and 32,958,288 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	32,958	32,958
Additional paid-in capital	35,135,111	35,182,032
Treasury stock, 74,453 common shares, at cost	-	-
Accumulated deficit	(93,872,190)	(74,743,067)
Total stockholders’ deficit	(11,595,833)	(39,528,075)
Total liabilities and stockholders’ deficit	2,079,217	4,047,430

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Revenue, net of discounts	$-	$230	$-	$5,686
Gross profit	-	230	-	5,686

Operating expenses
Compensation expense	96,519	145,613	295,572	400,854
Other Operating expenses	73,966	265,250	406,103	806,192
Selling, general and administrative expenses	519,887	210,528	1,256,007	578,674
Total operating expenses	690,372	621,391	1,957,683	1,785,720
Operating loss	(690,372)	(621,161)	(1,957,683)	(1,780,034)
Other income (expenses)
Other Income (expense)	6	-	8,225	-
Gain (loss) on sale of equipment	-	-	-	(48,328)
Impairment on Investment	(7,529)	-	(109,275)	-
PPP Loan Forgiveness	-	-	-	471,300
Gain (loss) on Lease Termination	-	-	299,375	-
Interest expense, net	(9,983,985)	(841,724)	(17,369,765)	(2,143,153)
Total other income (expenses), net	(9,991,508)	(841,724)	(17,171,440)	(1,720,181)
Loss from continuing operations before income taxes	(10,681,880)	(1,462,885)	(19,129,123)	(3,500,214)
Income taxes expense (benefit)	-	-	-	-
Net loss	(10,681,880)	(1,462,885)	(19,129,123)	(3,500,214)
Preferred stock dividends	-	-	-	-
Net loss attributable to common shareholders	$(10,681,880)	$(1,462,885)	$(19,129,123)	$(3,500,214)

Basic and diluted loss per common share
Net loss per common share	$(0.32)	$(0.04)	$(0.58)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	32,958,288	32,958,288	32,958,288	32,958,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2026 and September 30, 2025

(unaudited, in dollars)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	32,958,288	$32,958	147	$1	$35,276,650	$(67,781,149)	$(32,471,540)
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Net loss	-	-	-	-	-	(1,397,892)	(1,397,892)
Balance, March 31, 2025	32,958,288	$32,958	147	$1	$35,253,190	$(69,179,041)	$(33,892,892)
Dividends payable on Preferred Stock	-	-	-	-	(23,461)	-	(23,461)
Net loss	-	-	-	-	-	(639,436)	(639,436)
Balance, June 30, 2025	32,958,288	$32,958	147	$1	$35,229,729	$(69,818,477)	$(34,555,789)
Dividends payable on Preferred Stock	-	-	-	-	(23,461)	-	(23,461)
Net loss	-	-	-	-	-	(1,462,885)	(1,462,885)
Balance, September 30, 2025	32,958,288	$32,958	147	$1	$35,206,268	$(71,281,364)	$(36,042,137)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	32,958,288	$32,958	147	$1	$35,182,032	$(74,743,067)	$(39,528,075)
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Net loss	-	-	-	-	-	(1,435,869)	(1,435,869)
Balance, March 31, 2026	32,958,288	$32,958	147	$1	$35,158,571	$(76,178,936)	$(40,987,405)
Dividends payable on Preferred Stock	-	-	-	-	(23,460)	-	(23,460)
Debt Conversion				38,514,152	-	-	38,514,152
Net loss	-	-	-	-		(7,011,374)	(7,011,374)
Balance, June 30, 2026	32,958,288	$32,958	147	$38,514,153	$35,135,111	$(83,190,310)	$(9,508,087)
Dividends payable on Preferred Stock	-	-	-	8,594,136	-	-	8,594,136
Net loss	-	-	-	-	-	(10,681,880)	(10,681,880)
Balance, September 30, 2026	32,958,288	$32,958	147	$47,108,289	$35,135,111	$(93,872,190)	$(11,595,833)

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in dollars)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,129,123)	$(3,500,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,719	13,836
Loss on sale of assets	-	48,327
Forgiveness of PPP Loan	-	(471,300)
Interest expense	17,369,765	2,143,153
Deposits written off	101,746	-
		-
Gain (loss) on lease termination	(299,375)	-
Changes in operating assets and liabilities:
Other current assets	(1,602,049)	18,707
Decrease in leased assets	482,383	289,537
(Decrease) Increase in accounts payable and accrued liabilities	463,636	905,469
Net cash used in operating activities	$(2,604,296)	$(552,485)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	-	10,000
Net cash provided by investing activities	$-	$10,000

Cash flows from financing activities:
Interest Paid	-	(90,000)
Repayment of Notes Payable	(200,000)	-
Proceeds from issuance of convertible notes	2,933,612	615,000
Net cash provided by financing activities	$2,733,612	$525,000

Net change in cash	129,316	(17,485)
Cash, beginning of period	5,896	19,915
Cash, end of period	$135,212	$2,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$-	$-
Common shares issued for convertible notes - inducement	$-	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2026, and for the nine months ended September 30, 2026 and 2025. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2025, and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 11, 2026.

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

When appropriate, the Company disaggregates revenue in its financial disclosures giving consideration to information regularly reviewed by the chief operating decision maker for evaluating the financial performance of the Company or disclosures presented outside the financial statements, as required by ASC 606-10-5.

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

	Nine months ended September 30,
	2026	2025
Numerator:
Net loss attributable to First Choice Healthcare Solutions, Inc.	$(19,129,123)	$(3,500,214)

Denominator:
Weighted average common shares, basic and dilutive	32,958,288	32,958,288

Basic and dilutive loss per common share	$(0.58)	$(0.11)

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

	September 30, 2026	December 31, 2025
Convertible debt	543,436,806	3,491,936,667
Warrants to purchase common stock	-	13,558,372
Incentive shares payable issued with non convertible notes	-	10,721,250
Restricted stock awards	-	1,357,308
Total	543,436,806	3,517,573,597

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For non-employees, the cost of goods obtained or services received in exchange for an award of share-based compensation is measured based on the grant date fair value of the equity instruments issued or the fair value of the liabilities incurred, and is recognized in the period that the goods are received or over the period that the services are provided in exchange for the award, in accordance with ASC 718-10-30. For employees and directors, the fair value of the award is measured on the grant date and the fair value of the award is re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Upon exercise of a common stock equivalent, the Company issues new shares of common stock out of its authorized shares.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of September 30, 2026, or December 31, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

As of September 30, 2026, and December 31, 2025, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

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

NOTE 3— NOTES PAYABLE

Non-Convertible Notes Payable

20% Cash Payment Notes

During the years ended December 31, 2022, and December 31, 2021, the Company issued eighteen non-convertible notes payable to individuals for a total face value of $2,076,158. The notes were due within 60 days from the dates of issuance, were interest free, with a 20% cash payment on the principal amount of the note and were unsecured. During the years ended December 31, 2024, and 2023, the Company repaid or refinanced cumulative principal of $1,283,521 and $156,000, respectively. The Company offered, and investors accepted a conversion of their note payable to the Series C Preferred Convertible stock. A total of $2,225,274 inclusive of a 1.35x conversion incentive was converted. The balance of the non-convertible notes payable as of September 30, 2026 and December 31, 2025, was $0 and $2,965,429, respectively.

PPP Loans

In 2020, the Company and its two subsidiaries received Paycheck Protection Plan (“PPP”) loans under the Cares Act totaling $1,386,580. The PPP loans were expected to be forgiven by the U.S. Small Business Association (“SBA”) and as such, were not made eligible for any distributions under the amended joint Plan of Reorganization which was approved on February 23, 2021(the “Plan”). The Plan further required the Company to file proper forgiveness applications with the SBA no later than February 19, 2021. The Company successfully filed for and received forgiveness confirmation for one of the PPP loans for $103,618 plus interest. The remaining two PPP loans forgiveness applications were not properly completed and filed. The Company reinitiated the two forgiveness applications with the SBA and during the year ended December 31, 2024, the Company received forgiveness for one PPP loan for $812,324. The Company received confirmation from the SBA of full forgiveness of the final PPP loan of $471,300 April 24, 2025. As of September 30, 2026, the Company does not have any open applications filed with the SBA.

Other Non-Convertible Notes

As of September 30, 2026, and December 31, 2025, there were $5,684,229 and $1,305,704, respectively, of Other Non-Convertible Notes. The Notes have fixed interest rates that range up to 18%. As of September 30, 2026, the Notes include $3,430,333 of Bridge financing note payables, $1,581,654 due to Ridgecrest Capital, $520,384 due to Beydogg LLC, and $151,858 due to the Company’s prior Chief Financial Officer. The Notes due to Note Payable holders and the prior Chief Financial Officer relate to deferred compensation, payments to third party service providers, and other normal course of business items. As of December 31, 2025, the Notes include $1,153,846 due to Thor Special Situations LLC (a related party to the Company’s Chief Executive Officer) and $151,858 due to the Company’s prior Chief Financial Officer. The Notes due to Thor Special Situations LLC and the prior Chief Financial Officer relate to deferred compensation, payments to third party service provides, and other normal course of business items.

Non-convertible notes payable as of September 30, 2026, and December 31, 2025, are comprised of the following:

	September 30, 2026	December 31, 2025
20% Cash Payment Notes	$-	$2,965,429
PPP Loans Payable	-	-
Other Non-Convertible Notes	5,684,229	1,305,704
Less current portion	(5,684,229)	(4,271,133)
Long term portion	$-	$-

Fees and discounts are deferred and amortized over the life of the non-convertible note payable. During the nine months ended September 30, 2026, and in 2025, the Company recognized a total of $0 and $0, respectively, from the amortization of original issuance debt discounts. The outstanding balance of debt discount as of September 30, 2026, and December 31, 2025, was $0 and $0, respectively.

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

At September 30, 2026, the balance of 10% notes is $0. During the quarter ending June 30, 2026, the balance of the 10% notes was converted into Series C and Series E preferred stock. Inclusive of a 1.35x conversion incentive, $6,921,595 was converted to Series C and $6,398,063 was converted to Series E. At December 31, 2025, the balance of 10% notes was $5,948,250 with accrued interest payable of $3,881,716.

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

At September 30, 2026, the balance of 35% notes is $0. During the quarter ending June 30, 2026, the balance of the 35% notes was converted into Series C and Series E preferred stock. Inclusive of a 1.35x conversion incentive, $11,183,103 was converted to Series C and $8,296,890 was converted to Series E, At December 31, 2025, the balance of 35% notes was $10,447,244 with accrued interest payable of $3,451,312.

The original issuance discount, deferred financing costs and the relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the nine months ended September 30, 2026, and in 2025, the Company recognized $0 and $0 in interest expense from the amortization of original issuance discounts, $0 and $0 in interest expense from the amortization of debt discounts from warrants and $0 and $0 in amortization of incentive shares, respectively.

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

At September 30, 2026, and December 31, 2025, the balance of 20% Notes was $2,913,750 and $3,573,750 respectively, with accrued interest payable of $998,994 and $703,749, respectively. In addition, $622,500 of the 20% OID Senior Secured Convertible Note Payable along with $115,221 in accrued interest for a total of $737,721 converted to the Series E.

The original issuance discount, relative fair value of the warrants and incentive shares are being amortized to interest expense through maturity. During the nine months ended September 30, 2026, the Company recognized $0 in interest expense from the amortization of original issuance discounts of the 20% Notes and $0 in amortization of incentive shares and $0 in accrued interest on the 20% Notes.

Convertible notes payable as of September 30, 2026, and December 31, 2025, were comprised of the following:

	September 30, 2026	December 31, 2025
10% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at $0.75 per share	$-	$5,948,250
35% OID Super Priority Senior Convertible Notes Payable, due in 2 years from date of issuance, interest at 18%, secured by assets, convertible upon qualifying financing	-	10,447,244
20% OID Senior Convertible Notes Payable, past due, interest at 10%, secured by assets, convertible at max $1.00 per share	3,912,744	3,573,750
Total	3,912,744	19,969,244
Less: unamortized discounts	-	-
Total	$3,912,744	$19,969,244
Less current portion	(3,912,744)	(19,969,244)
Long-term portion	$-	$-

NOTE 4— LEASES

Operating Leases

As a result of the adoption of ASC 842 on January 1, 2021, the Company recognized a lease liability which represents the present value of the remaining operating lease payments discounted using our incremental borrowing rate of 5.0%, and a right-of-use asset.

Operating leases consist of an office and clinic locations and have remaining terms of approximately 7 and 1 years, respectively, and include options to extend the leases for additional periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially. The Company successfully negotiated a termination of the leases. Effective June 30, 2026, no lease liability related to the office and clinic locations exists.

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

The Company successfully negotiated a termination of the lease effective June 30, 2026. As a result, the related lease liability was fully extinguished, and no lease liability remained outstanding as of September 30, 2026. The chart below illustrates the general ledger activity in the negotiated termination.

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

Upon receipt of the Order, the Company recorded a liability and lease settlement expense for the amount of the order, or $1,443,498. As of December 31, 2023, the Company paid $243,498 of this obligation and continues to carry a remaining open accounts payable liability of approximately $1,200,000. The Company is working to reach a settlement with the landlord.

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

As of September 30, 2026, there were 32,958,288 shares of Common Stock, 0 shares of Series B 10% Convertible Preferred Stock, 4 shares of Series A Super Voting Preferred Stock, 23,707 shares of Series C Convertible Preferred Stock, and 23,401 shares of Series E Preferred Convertible Stock that are issued and outstanding.

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

As of September 30, 2026, and December 31, 2025, the total Series B preferred shares outstanding were 0 and 147 shares, respectively. The Series B preferred shares were converted to Series C

Series C Preferred Convertible Stock

The Company is authorized to issue up to 50,000 shares, $0.0001 par value Series C preferred stock.

Effective May 7, 2026, the Company converted certain outstanding debt and convertible securities into Series C Preferred Stock. The converted instruments included the 10% OID Senior Secured Convertible Promissory Note, 35% OID Super Priority Convertible Promissory Note, Equity Plus Bonus debt instrument, and 10% Series B Convertible Stock. As of September 30, 2026, debt conversion was in the amount of $23,706,824 in exchange for 23,706 shares of Series C Preferred Stock.

The instruments and lease debt converted into Series C Preferred Stock included:

●	10% OID Senior Secured Convertible Promissory Note with Warrant;
●	35% OID Super Priority Convertible Promissory Note with Warrant;
●	Equity Plus Bonus debt instrument with Warrant; and
●	10% Series B Convertible Stock and Warrant.
●	Termination of Leases and all lease debt.

Series E Preferred Convertible Stock

Effective June 30, 2026, the Company entered into an Exchange agreement providing for the issuance of Series E Preferred Stock. As of September 30, 2026, 23,401 shares of Series E Preferred Stock are issued and outstanding.

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

Common stock

In the nine months ended September 30, 2026, the Company did not issue any shares of its common stock. During the years ended December 31, 2025, and December 31, 2024, the Company did not issue any shares of its common stock.

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

Restricted Stock Units (“RSU”)

All previously issued RSUs were terminated as part of the bankruptcy. No RSUs were issued after the bankruptcy. As such, there are no RSUs outstanding as of September 30, 2026, and December 31, 2025

Warrants

Warrants in connection with 10% OID Senior Secured Convertible Notes

In connection with the issuance of the 10% Senior Secured Convertible Notes the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years. Effective June 30, 2026, these warrants were exchanged for new Series C warrants. Effective September 30, 2026, these warrants have been converted to Series C and Series E preferred shares and are included in the Series C and Series E balances in NOTE 5.

Warrants in connection with 35% OID Super Priority Senior Secured Convertible Notes

In connection with the issuance of the 35% Senior Secured Convertible Notes the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years. Effective June 30, 2026, these warrants were exchanged for new Series C warrants. Effective September 30, 2026, these warrants have been converted to Series C and Series E preferred shares and are included in the Series C and Series E balances in NOTE 5.

Warrants in connection with 20% OID Unsecured Convertible Notes Payable

In connection with the issuance of the 20% Unsecured Convertible Notes the Company issued warrants. The warrants have an exercise price equal to 85% of the price of the qualified financing price (as defined under the warrant), coverage of 150% and a term of five years from the date of the warrant. Effective September 30, 2026, these warrants have been converted to Series C and Series E preferred shares and are included in the Series C and Series E balances in NOTE 5.

Warrants in connection with Series B Preferred Convertible Stock

In connection with the issuance of the Series B Preferred Convertible Stock the Company issued warrants. The warrants can only be exercised upon a qualified offering. The warrants have an exercise price equal to 93.75% of the price of the qualified offering, subject to a minimum exercise price of $1, coverage of 50% and a term of five years. Effective June 30, 2026, these warrants were exchanged for new Series C warrants. Effective September 30, 2026, these warrants have been converted to Series C and Series E preferred shares and are included in the Series C and Series E balances in NOTE 5.

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

Warrants in connection with Series C Preferred Stock

In connection with the issuance of the Series C Preferred Stock the Company issued warrants. 1,518,675 warrants from the 10% OID Senior Secured Convertible Promissory Note with Warrant, 2,692,423 warrants from the 35% OID Super Priority Convertible Promissory Note with Warrant, 528,000 from the Series B Preferred Convertible, 3,526,875 warrants from the 20% OID Unsecured Convertible Note Payable and 850,000 warrants from Other Non-Convertible Notes were exchanged for a total of 11,181,419 warrants. Effective September 30, 2026, these warrants have been converted to Series C preferred shares and are included in the Series C balances in NOTE 5.

Warrants in connection with Series E Preferred Stock

In connection with the issuance of the Series E Preferred Stock the Company issued warrants. 1,455,450 warrants from the 10% OID Senior Secured Convertible Promissory Note with Warrant, 2,531,199 warrants from the 35% OID Super Priority Convertible Promissory Note with Warrant and 466,875 warrants from the 20% OID Unsecured Convertible Note Payable were exchanged for a total of 7,347,476 warrants. Effective September 30, 2026, these warrants have been converted to Series E preferred shares and are included in the Series E balances in NOTE 5.

Warrants outstanding as of September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025
10% OID Senior Secured Convertible Notes	-	2,974,125
35% OID Super Priority Senior Secured Convertible Notes	-	5,223,622
20% OID Unsecured Convertible Notes Payable	-	5,360,625
Series B Preferred Convertible Stock	-	528,600
Series C Warrants	-	-
Series E Warrants	-	-
Non-Convertible Notes	1,366,875	850,000
Other Warrants	1,175,000	850,000
Total	2,541,875	15,786,972

Transactions involving stock warrants issued are summarized as follows:

Number of Shares
Outstanding at December 31, 2025:	15,786,972
Converted to Series C & Series E preferred stock	(13,245,097)
Exercised	—
Expired	—
Outstanding at September 30, 2026:	2,541,875

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of September 30, 2026, and has generated recurring net losses since its emergence from bankruptcy in April 2022.

During the nine months ending September, 2026, the Company experienced operating losses of approximately $1.96 million and corresponding cash outflows from operations of approximately $4.0m. To fund this deficit, the company received $4.3 million in proceeds from the issuance of convertible debt. This performance reflects continued challenges in operating and restructuring the Company because of the previous issues that confronted the Company including the negative impact of the CEO indictment in November 2018 and the bankruptcy from June 2020. As a result of the former CEO’s actions the Company has been subject to litigation as well as incurring damage to its relationships with its employees and referral sources. The Company’s ability to continue as a going concern is dependent upon the success of its continuing efforts to acquire profitable companies, grow its revenue base, reduce operating costs, and access additional sources of capital, and/or sell assets. The Company believes that it will be successful in repairing its relationships with employees and referral sources, generating growth and improved profitability resulting in improved cash flow from operations. Additionally, headcount was reduced in October 2021 and again in January 2023 to generate reductions in operating costs while the Company focused on developing and executing its future business strategy.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company may need to raise additional funds through public or private equity offerings, debt financing, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

NOTE [8] – COMMITMENTS AND PENDING TRANSACTIONS

Business Combination Agreement. On July 22, 2026, the Company entered into a Business Combination Agreement with Westin Acquisition Corp., a Cayman Islands exempted company (“Westin”), and First Choice Acquisition Corp., a wholly owned subsidiary of Westin (“Merger Sub”). Pursuant to the Business Combination Agreement, Westin will domesticate as a Nevada corporation to be named Wellgevity 360, Inc. (“PubCo”), and Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of PubCo. The Business Combination values the Company at an equity value of up to approximately $650 million, payable in shares of PubCo common stock. In connection with the Business Combination, certain investors agreed to purchase at closing PubCo preferred stock with an aggregate stated value of $12,500,000 for an aggregate purchase price of $10,000,000. Either party may terminate the Business Combination Agreement if the closing has not occurred by March 31, 2027, subject to automatic extension to April 30, 2027 in certain circumstances. The Business Combination remains subject to customary closing conditions, including effectiveness of a registration statement, stockholder approvals and the substantially simultaneous consummation of the Pointe Med acquisition described below, and has not been consummated.

Pointe Med Acquisition. On July 22, 2026, the Company entered into an Amended and Restated Stock Purchase Agreement with Gary C. Bernard, M.D. to acquire all of the equity interests of Pointe Medical Services, Inc., Pointe Med Pharmacy, Inc., Livewell MD, Inc. and Live Well Drugstore, LLC. The maximum aggregate purchase price is $21,306,000, consisting of a $7.0 million cash closing payment (reduced by $300,000 of purchase price advances paid by the Company), a $3.0 million deferred cash payment, approximately $4,306,000 of assumed indebtedness, $6.0 million in shares of PubCo common stock and a contingent $1.0 million performance bonus, subject to working capital adjustment. Closing is conditioned upon, among other things, consummation of the Business Combination and the availability of the related financings, and the agreement may be terminated if closing has not occurred within 120 days after July 22, 2026, subject to extension to no later than 180 days after that date.

Withdrawal of Registration Statement. On September 15, 2026, the Company applied to withdraw its Registration Statement on Form S-1 (File No. 333-279357), having determined not to proceed with the proposed initial public offering. No securities were sold under the Registration Statement.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2026 financial statements for subsequent events and transactions through November 13, 2026, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

For the Nine Months Ended September 30, 2026, and September 30, 2025, we reported a net loss of $19,129,123 and $3,500,215, respectively, an increase of $15,628,908. The increase in net loss was attributable primarily to an increase in interest expense related to the conversion of Notes payable to Series C and Series E for the nine months ending September 30, 2026, as compared to September 30, 2025.

Results of Operations

Nine months ended September 30, 2026, as Compared to Nine months ended September 30, 2025

The following is a discussion of the results of operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Revenues

Total revenue was $0 for the nine months ended September 30, 2026, decreasing from $5,686 in the prior year.

Operating Expenses

Operating expenses include the following:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Salaries and benefits	$295,572	$400,854
Other operating expenses	397,384	792,356
General and administrative	1,256,007	578,674
Depreciation and amortization	8,719	13,836
Total operating expenses	$1,957,683	$1,785,720

The major components of operating expenses include salaries and benefits, practice supplies and other operating costs, depreciation and general and administrative expenses, which include legal, accounting and professional fees associated with being a public entity.

General and administrative expenses were $1,256,007 for the nine months ended September 30, 2026, as compared to $578,674 for the nine months ended September 30, 2025, an increase of $677,333. The increase in spending is primarily due to additional legal, accounting and professional fees.

Net Loss from Operations

Net loss from operations for the nine months ended September 30, 2026, totaled $1,957,683, which compared to a loss from operations of $1,780,034 for the nine months ended September 30, 2025. The increase is a result of slightly higher SG&A expenses.

Interest Income (expense)

Interest expense increased to $17,369,765 for the nine months ended September 30, 2026, which compared to interest expense of $2,143,153 for the nine months ended September 30, 2025 due to finalized investor debt to Series C and Series E equity conversion.

Net Loss attributable to FCHS Shareholders

As a result of all the above, we reported net loss attributable to common shareholders of $19,129,123 for the nine months ended September 30, 2026, as compared to net loss attributable to common shareholders of $3,500,215 reported for the same year period in the prior year.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $135,212 and accounts receivable of $0. This is compared to cash of $2,430 and accounts receivable of $0 as of September 30, 2025.

The Company believes that the current cash balance as of September 30, 2026, along with the continued execution of its business development plan, will allow the Company to further improve its working capital.

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

Net cash used in our operating activities for the nine months ended September 30, 2026, totaled $2,604,296, which compared to net cash used in our operations for the nine months ended September 30, 2025, of $552,485. The increase in cash used for the nine months ended September 30, 2026, was due primarily to a decrease in accounts payable and more spending on SG&A expenses.

Net cash flow in investing activities was $0 for the nine months ended September 30, 2026, compared to net cash flow in investing activities of $10,000 for the nine months ended September 30, 2025. The decrease was primarily the result of proceeds from the sale of assets in 2025.

Net cash provided in financing activities was $2,733,612 for the nine months ended September 30, 2026, compared to net cash provided in financing activities of $525,000 for the nine months ended September 30, 2025. The cash flows provided in our financing activities were the result of proceeds from convertible debt investments.

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Proceeds from issuance of convertible notes	$2,933,612	$615,000
Interest paid	-	(90,000)
Repayment of Notes Payable	(200,000)	-
Net cash provided by financing activities	2,733,612	525,000

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

At September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K

Item 6. Exhibits

2.1	Business Combination Agreement, dated as of July 22, 2026, by and among Westin Acquisition Corp., First Choice Healthcare Solutions, Inc., and First Choice Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2026)
3.1	Certificate of Incorporation of First Choice Healthcare Solutions, Inc. (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
3.2	Certificate of Designation for Series A Super Voting Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.3	Certificate of Designation for Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
3.4	Certificate of Designation for Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1; No. 333-279357, as amended, originally filed with the Securities and Exchange Commission on September 9, 2024)
3.5*	Certificate of Designation for Series E Preferred Stock of the Company
3.6	By-laws of the Company (incorporated by reference to Annex C to the Company’s Information Statement on Schedule 14C, filed with the SEC on March 14, 2012)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025)
10.2

Amended and Restated Stock Purchase Agreement, dated as of July 22, 2026, by and between First Choice Healthcare Solutions, Inc. and *Gary C. Bernard, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 13, 2026)

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

FIRST CHOICE HEALTHCARE SOLUTIONS, INC.

Dated: November 13, 2026	By:	/s/ Lance Friedman
Lance Friedman
Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Lance Friedman
Lance Friedman
(Principal Accounting Officer)

